Form 10-Q
period 2011-06-30
Affinion Group Holdings, Inc.
filed 2011-07-28
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-173105

AFFINION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1732155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 High Ridge Park

Stamford, CT 06905

(Address, including zip code, of principal executive offices)

(203) 956-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 28, 2011 was 84,818,767

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(In millions, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$115.7	$164.2
Restricted cash	36.2	35.3
Receivables (net of allowance for doubtful accounts of $1.4 and $1.2, respectively)	128.8	119.3
Receivables from related parties	5.9	6.1
Profit-sharing receivables from insurance carriers	78.3	75.0
Prepaid commissions	56.2	58.0
Income taxes receivable	2.7	2.8
Other current assets	75.0	66.1

Total current assets	498.8	526.8
Property and equipment, net	121.8	113.4
Contract rights and list fees, net	25.5	25.9
Goodwill	600.1	402.7
Other intangibles, net	432.7	410.6
Other non-current assets	83.6	85.5

Total assets	$1,762.5	$1,564.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.9	$9.1
Accounts payable and accrued expenses	401.7	379.9
Payables to related parties	2.2	2.7
Deferred revenue	165.9	163.9
Income taxes payable	9.2	2.8

Total current liabilities	590.9	558.4
Long-term debt	2,248.9	2,005.7
Deferred income taxes	59.9	54.2
Deferred revenue	19.5	21.0
Mandatorily redeemable preferred stock	—	39.8
Other long-term liabilities	55.8	59.3

Total liabilities	2,975.0	2,738.4

Commitments and contingencies (Note 7)
Deficit
Common stock, $0.01 par value, 360,000,000 and 350,000,000 shares authorized, 85,032,950 and 59,908,103 shares issued and 84,818,767 and 59,696,488 shares outstanding	0.9	0.6
Additional paid-in capital	123.7	56.3
Warrants	1.7	16.7
Accumulated deficit	(1,351.6)	(1,256.8)
Accumulated other comprehensive income	13.2	9.5
Treasury stock, at cost 214,183 and 211,615 shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,213.2)	(1,174.8)
Non-controlling interest in subsidiary	0.7	1.3

Total deficit	(1,212.5)	(1,173.5)

Total liabilities and deficit	$1,762.5	$1,564.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net revenues	$387.1	$340.5	$754.0	$683.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	159.9	141.1	303.8	279.8
Operating costs	109.2	89.3	217.2	183.2
General and administrative	44.7	38.3	97.6	73.8
Facility exit costs	1.3	8.0	1.3	8.0
Depreciation and amortization	73.0	48.6	122.9	97.1

Total expenses	388.1	325.3	742.8	641.9

Income (loss) from operations	(1.0)	15.2	11.2	41.8
Interest income	0.7	0.2	0.9	0.2
Interest expense	(48.8)	(49.7)	(95.1)	(95.0)
Loss on redemption of preferred stock	—	—	(6.5)	—
Loss on extinguishment of debt	—	(7.4)	—	(7.4)
Other expense, net	(0.2)	(0.1)	(0.1)	(1.9)

Loss before income taxes and non-controlling interest	(49.3)	(41.8)	(89.6)	(62.3)
Income tax expense	(0.2)	(4.2)	(4.7)	(7.4)

Net loss	(49.5)	(46.0)	(94.3)	(69.7)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.5)	(0.5)

Net loss attributable to Affinion Group Holdings, Inc.	$(49.8)	$(46.2)	$(94.8)	$(70.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND YEAR ENDED DECEMBER 31, 2010

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)
Comprehensive loss
Net income (loss)			(94.8)			0.5	(94.3)
Currency translation adjustment				3.7			3.7

Total comprehensive loss							(90.6)
Equity instruments issued for acquisition of Webloyalty	289.0	1.7					290.7
Dividend paid to non-controlling interest						(1.1)	(1.1)
Share-based compensation	3.6						3.6
Expiration of warrants	16.7	(16.7)					—
Return of capital	(241.6)						(241.6)

Balance, June 30, 2011	$124.6	$1.7	$(1,351.6)	$13.2	$(1.1)	$0.7	$(1,212.5)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$57.3	$16.7	$(1,065.7)	$11.7	$(0.8)	$1.2	$(979.6)
Comprehensive loss
Net income (loss)			(191.1)			1.0	(190.1)
Currency translation adjustment				(2.2)		0.1	(2.1)

Total comprehensive loss							(192.2)
Dividend paid to non-controlling interest						(1.0)	(1.0)
Purchase of treasury stock					(0.3)		(0.3)
Repurchase of employee equity award of a subsidiary	(4.8)						(4.8)
Share-based compensation	4.4						4.4

Balance, December 31, 2010	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In millions)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities
Net loss	$(94.3)	$(69.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.9	97.1
Amortization of debt discount and financing costs	5.2	6.2
Preferred stock dividend and accretion	0.4	2.2
Loss on redemption of preferred stock	6.5	—
Loss on extinguishment of debt	—	7.4
Unrealized (gain) loss on interest rate swaps	(0.7)	2.3
Unrealized foreign currency transaction loss	—	1.9
Facility exit costs	1.3	8.0
Share-based compensation	6.3	4.2
Deferred income taxes	1.4	5.8
Payment received for assumption of loyalty points program liability	0.5	2.7
Net change in assets and liabilities:
Restricted cash	(1.3)	(2.6)
Receivables	(2.9)	11.7
Receivables from related parties	0.1	0.5
Profit-sharing receivables from insurance carriers	(3.2)	(7.2)
Prepaid commissions	2.0	4.0
Other current assets	7.0	(5.7)
Contract rights and list fees	(2.9)	0.7
Other non-current assets	5.7	(7.1)
Accounts payable and accrued expenses	(43.3)	36.8
Payables to related parties	(0.6)	(1.2)
Deferred revenue	(2.6)	(23.3)
Income taxes receivable and payable	5.5	(5.2)
Other long-term liabilities	(5.2)	(0.8)
Other, net	(2.0)	5.1

Net cash provided by operating activities	5.8	73.8

Investing Activities
Capital expenditures	(24.9)	(20.5)
Restricted cash	1.1	(0.6)
Acquisition-related payments, net of cash acquired	(3.6)	(37.5)
Cash acquired with acquisition	26.1	—
Other investing activity	0.3	(1.0)

Net cash used in investing activities	(1.0)	(59.6)

Financing Activities
Proceeds from new borrowings	250.0	875.0
Principal payments on borrowings	(5.9)	(650.9)
Return of capital	(241.6)	—
Financing costs	(6.0)	(27.0)
Redemption of preferred stock	(46.6)	—
Repurchase of employee equity award of a subsidiary	(3.5)	—
Distribution to non-controlling interest of a subsidiary	(1.1)	(1.0)

Net cash provided by (used in) financing activities	(54.7)	196.1

Effect of changes in exchange rates on cash and cash equivalents	1.4	(4.0)

Net increase (decrease) in cash and cash equivalents	(48.5)	206.3
Cash and cash equivalents, beginning of period	164.2	69.8

Cash and cash equivalents, end of period	$115.7	$276.1

Supplemental Disclosure of Cash Flow Information:
Interest payments	$97.2	$68.6

Income tax payments, net of refunds	$0.8	$7.0

Non-cash investing and financing activities:
Accrued capital expenditures	$1.0	$1.3

Equity instruments contributed to subsidiary	$290.7	$—

Property and equipment acquired under capital lease	$0.9	$—

Property and equipment acquired under new facility operating lease	$—	$3.5

Payment of in-kind interest	$—	$11.5

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (“Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, particularly in the context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company. In presenting these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time such estimate is made. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, which are included in the Registration Statement on Form S-4 (File No. 333-173105) filed by the Company with the SEC on March 25, 2011, as amended (the “Form S-4”).

Business Description — The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest companies in the world. The Company partners with these companies to develop and market subscription-based programs that provide valuable services to their end-customers using its expertise in customer engagement, product development, creative design and data-driven targeted marketing. These programs and services enable the companies that the Company partners with to generate significant, high-margin incremental revenue, as well as strengthen and enhance the loyalty of their customer relationships, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners. The Company refers to subscribers or members as those consumers to whom it provides services directly and has a contractual relationship. The Company refers to end-customers as those consumers that it services on behalf of a third party, such as one of its marketing partners, with whom it has a contractual relationship.

The Company utilizes its substantial expertise in a variety of direct engagement media, such as direct mail, inbound and outbound telephony, point-of-sale marketing, direct response radio and television and the Internet to market products and services to the customers of its marketing partners on a highly targeted basis.

The Company designs customer engagement and loyalty solutions with an attractive suite of benefits that it believes are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings. For example, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, as well as other products and services.

•	Affinion North America. Affinion North America is comprised of the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. The Company designs, implements and markets subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•	Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs to financial institutions.

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, automotive and other companies. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages travel reward products for loyalty programs.

•

Affinion International. Affinion International is comprised of the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. Affinion International also provides loyalty program benefits and operates an accommodation reservation booking business through one of its subsidiaries. The Company expects to leverage its current European operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

2. ACQUISITIONS

On January 14, 2011, the Company and Affinion entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”) by Affinion. In accordance with the Agreement and Plan of Merger, on January 14, 2011, Affinion acquired all of the capital stock of Webloyalty, and the interest of security holders of Webloyalty immediately prior to the Merger were converted into the Company’s securities, as follows: (i) the shares of common stock of Webloyalty were converted into shares of the Company’s common stock, (ii) options to purchase shares of Webloyalty’s common stock granted under Webloyalty’s equity plans, whether vested or unvested, were converted into options to purchase shares of the Company’s common stock, (iii) warrants to purchase shares of Webloyalty’s common stock were converted into warrants to purchase the Company’s common stock and (iv) awards of restricted shares of Webloyalty’s common stock (to the extent unvested) were converted into awards of restricted shares of the Company’s common stock. In connection with the acquisition, the Company contributed to Affinion (i) approximately 25.1 million shares of the Company’s common stock valued at $283.0 million, (ii) options to purchase approximately 1.2 million shares of the Company’s common stock valued at $6.2 million, of which $6.0 million was attributed to pre-acquisition service and (iii) warrants to purchase approximately 0.5 million shares of the Company’s common stock valued at $1.7 million, all of which was attributed to pre-acquisition service, which Affinion issued as consideration to acquire Webloyalty.

Webloyalty is a leading online marketing services company that provides, designs and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationships with their customers. The Company believes that the Company’s and Webloyalty’s product suites are highly complementary, allowing for a relatively seamless integration of benefits, as well as the opportunity to leverage the individual services and features to build a better, stronger offer for the consumer and thereby enhance the value proposition for the Company’s affinity marketing partners. Additionally, the significant scale of the Company’s marketing operations will benefit substantially through the integration of the innovative technologies Webloyalty has created in improving the design and targeting of offers. Also, Webloyalty has a strong presence in certain European markets where the Company seeks to expand its operations and accelerate its rate of growth.

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Affinion’s senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and 11  1/2% senior subordinated notes (see Note 5 – Long-term Debt).

The purchase price allocation for Webloyalty is substantially complete, although the Company is still in the process of finalizing its valuation of the consideration paid, identification of the assets acquired and liabilities assumed and allocation of the purchase price among the assets acquired and liabilities assumed. However, on a preliminary basis, the Company has allocated the estimated Webloyalty purchase price of $290.7 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	9.9
Property and equipment	5.3
Intangible assets	116.1
Goodwill	194.8
Other assets	0.2
Accounts payable and accrued liabilities	(56.5)
Deferred income tax	(1.3)
Income taxes payable	(0.7)
Other current liabilities	(1.7)
Non-current deferred income taxes	(4.6)
Other long-term liabilities	(1.1)

Consideration transferred	$290.7

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership products segment ($150.9 million) and the International products segment ($43.9 million). Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the three months ended June 30, 2011 is $36.5 million and $(14.1) million, respectively. Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the six months ended June 30, 2011 is $58.9 million and $(14.5) million, respectively. The pro forma revenue and income (loss) before income taxes and non-controlling interest of the Company assuming the Webloyalty acquisition and the Connexions acquisition (described below) had occurred on January 1, 2010 and January 1, 2009, respectively, would have been $832.1 million and $(50.1) million, respectively, for the six months ended June 30, 2010 and $759.9 million and $(89.1) million, respectively, for the six months ended June 30, 2011. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty and Connexions acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocation is subject to finalization of the Company’s analysis of the fair value of the consideration paid, assets acquired and liabilities assumed as of January 14, 2011. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year after the acquisition date. As of June 30, 2011, the Company had incurred $3.9 million of acquisition costs, of which $1.5 million was recognized during the six months ended June 30, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations.

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million, less a working capital adjustment of $1.0 million. The Company incurred transaction costs of $2.0 million, which were recognized in the third and fourth quarters of 2010. The Company financed the acquisition and related costs with available cash on hand.

Connexions is engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company believes the enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients. These anticipated benefits resulted in goodwill with respect to the Connexions acquisition of $81.7 million, all of which has been allocated to the Loyalty products segment. Approximately 52%, or $42.8 million, of the goodwill is expected to be deductible for income tax purposes.

The purchase price of $134.0 million was allocated to the acquired assets and assumed liabilities as follows (in millions):

Cash	$3.8
Accounts receivable	24.6
Other current assets	1.2
Property and equipment	4.7
Intangible assets	53.0
Goodwill	81.7
Non-current deferred tax asset	0.2
Accounts payable and accrued liabilities	(34.6)
Deferred income tax	(0.4)
Other long-term liabilities	(0.2)

Consideration transferred	$134.0

The intangible assets acquired are principally affinity relationships ($46.0 million) and patents and technology ($5.0 million), which are being amortized on a straight-line basis over weighted-average useful lives of fourteen years and five years, respectively.

Subsequent Event – On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of couponing websites. Upon the completion of certain conditions to closing, Affinion will acquire all of the capital stock of Prospectiv for an initial cash purchase price of $30.0 million, subject to purchase price adjustments. If Prospectiv achieves certain performance targets over the next 30 months, the former equity holders will be entitled to additional consideration in the form of an earnout and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment. The majority of such additional consideration and compensation is expected to be settled in shares of the Company’s common stock.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Amortizable intangible assets:
Member relationships	$937.1	$(766.3)	$170.8
Affinity relationships	653.1	(439.6)	213.5
Proprietary databases and systems	65.0	(56.3)	8.7
Trademarks and tradenames	30.1	(10.6)	19.5
Patents and technology	42.0	(22.9)	19.1
Covenants not to compete	2.1	(1.0)	1.1

	$1,729.4	$(1,296.7)	$432.7

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:		(in millions)
Member relationships	$846.0	$(700.5)	$145.5
Affinity relationships	643.0	(411.1)	231.9
Proprietary databases and systems	55.8	(54.8)	1.0
Trademarks and tradenames	26.9	(9.4)	17.5
Patents and technology	30.0	(16.6)	13.4
Covenants not to compete	2.1	(0.8)	1.3

	$1,603.8	$(1,193.2)	$410.6

The increase in member relationships and patents and technology from December 31, 2010 to June 30, 2011 is primarily due to the acquisition of Webloyalty (see Note 2 – Acquisitions). The portion of the Webloyalty purchase price allocated to intangible assets at June 30, 2011 of $116.1 million is an increase of $31.5 million from the Company’s March 31, 2011 estimate of $84.6 million. In addition, foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $9.5 million and $4.8 million, respectively, from December 31, 2010 to June 30, 2011.

As a result of the revisions to the portion of the Webloyalty purchase price allocated to intangible assets, amortization expense for the three months ended June 30, 2011 includes $11.6 million of amortization expense attributable to the three months ended March 31, 2011. Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Member relationships	$41.6	$24.6	$65.6	$48.1
Affinity relationships	12.7	12.3	24.1	24.8
Proprietary databases and systems	0.6	0.1	0.9	0.4
Trademarks and tradenames	0.6	0.5	1.1	0.9
Patents and technology	5.0	0.5	6.8	1.1
Covenants not to compete	0.1	—	0.2	0.1

	$60.6	$38.0	$98.7	$75.4

Based on the Company’s amortizable intangible assets as of June 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $188.0 million in 2011, $132.5 million in 2012, $69.3 million in 2013, $57.9 million in 2014 and $39.6 million in 2015.

At January 1, 2011 and June 30, 2011, the Company had gross goodwill of $418.2 million and $615.6 million, respectively, and accumulated impairment losses of $15.5 million as of both dates. The accumulated impairment loss, recognized in 2006, represents the impairment of all of the goodwill assigned to the Loyalty products segment related to the Apollo Transactions. The change in the Company’s carrying amount of goodwill in fiscal 2011 is primarily due to the January 14, 2011 acquisition of Webloyalty. Based on its preliminary allocation of the purchase price paid for Webloyalty between the acquired assets and assumed liabilities, the Company has attributed $194.8 million of the purchase price to goodwill. This represents a decrease of $32.5 million from the March 31, 2011 estimate of the portion of the Webloyalty purchase price to be allocated to goodwill. At June 30, 2011, the goodwill has been allocated to the Membership products segment ($150.9 million) and the International products segment ($43.9 million). In addition, during the three months ended June 30, 2011, the portion of the Connexions purchase price that has been allocated to goodwill was reduced by $0.5 million due to purchase price allocation adjustments related to working capital and deferred tax assets. The carrying amount of goodwill attributed to each of the Company’s reportable segments is as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Membership products	$382.0	$231.1
Insurance and package products	58.3	58.3
Loyalty products	81.7	82.2
International products	78.1	31.1

	$600.1	$402.7

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$62.4	$(57.5)	$4.9	$60.4	$(52.2)	$8.2
List fees	36.4	(15.8)	20.6	31.1	(13.4)	17.7

	$98.8	$(73.3)	$25.5	$91.5	$(65.6)	$25.9

Amortization expense for the three and six months ended June 30, 2011 was $3.1 million and $6.1 million, respectively, of which $1.3 million and $2.5 million, respectively, is included in marketing expense and $1.8 million and $3.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and six months ended June 30, 2010 was $3.2 million and $6.5 million, respectively, of which $1.1 million and $2.1 million, respectively, is included in marketing expense and $2.1 million and $4.4 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of June 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $12.1 million in 2011, $4.7 million in 2012, $4.2 million in 2013, $3.3 million in 2014 and $2.8 million in 2015.

5. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2011	December 31, 2010
	(in millions)
Term loan due 2016	$1,112.8	$868.4
7.875% senior notes due 2018, net of unamortized discount of $3.3 and $3.5, respectively, with an effective interest rate of 8.00%	471.7	471.5
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.3 and $2.5, respectively, with an effective interest rate of 11.75%	353.2	353.0
11.625% senior notes due 2015, net of unamortized discount of $4.0 and $4.5, respectively, with an effective interest rate of 12.00%	321.0	320.5
Capital lease obligations	2.1	1.4

Total debt	2,260.8	2,014.8
Less: current portion of long-term debt	(11.9)	(9.1)

Long-term debt	$2,248.9	$2,005.7

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into an agreement with two of Affinion’s lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to June 30, 2011 was 5% per annum. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the three and six months ended June 30, 2010, representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility during the six months ended June 30, 2011 were $50.0 million and

$50.0 million, respectively. Borrowing and repayments under the previously existing revolving credit facilities during the six months ended June 30, 2010 were $39.0 million and $39.0 million, respectively. As of June 30, 2011, Affinion had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “11.625% senior notes”). The Company used a portion of the proceeds of $320.3 million (net of discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan (defined below). A portion of the remaining proceeds from the offering of the 11.625% senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the 11.625% senior notes. During the fourth quarter of 2010, the Company recognized a loss in connection with the repayment of the Senior Unsecured Term Loan of $2.8 million, representing the write-off of the unamortized balances of the debt discount and deferred financing costs associated with the Senior Unsecured Term Loan. In connection with the issuance of the 11.625% senior notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed, among other things, to offer to exchange the 11.625% senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company did not comply with its obligations under the registration rights agreement, the Company would have been required to pay damages to holders of the 11.625% senior notes in an amount equal to 0.25% per annum of the principal amount of the 11.625% senior notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. The Company filed the registration statement in March 2011 and it was declared effective in July 2011.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 2010 Senior Notes, Affinion entered into a registration rights agreement, pursuant to which Affinion agreed, among other things, to offer to exchange the 2010 Senior Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that Affinion did not comply with its obligations under the registration rights agreement, Affinion would have been required to pay liquidated damages to holders of the 2010 Senior Notes in an amount equal to 0.25% per annum of the principal amount of the 2010 Senior Notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. Affinion filed the registration statement in March 2011 and it was declared effective in July 2011. Affinion used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

On October 17, 2005, Affinion issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bore interest at 10  1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes would have matured on October 15, 2013. The Senior Notes were guaranteed by substantially all of the domestic subsidiaries of the Company. The Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

On May 3, 2006, Affinion issued an additional $34.0 million aggregate principal amount of Senior Notes. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, were treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11  1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Senior Subordinated Notes are guaranteed by the same subsidiaries of Affinion that guarantee the Affinion Credit Facility and the 2010 Senior Notes.

On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 10  1/8% Senior Notes due 2013 and all of the then-outstanding 11  1/2% Senior Subordinated Notes due 2015 into a like principal amount of 10  1/8% Senior Notes due 2013 and 11  1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On January 31, 2007, the Company entered into a five-year $350.0 million senior unsecured term loan facility (the “Senior Unsecured Term Loan”) with certain banks at an initial interest rate of LIBOR, as defined in the Senior Unsecured Term Loan, plus 6.25%. The Senior Unsecured Term Loan would have matured on March 1, 2012. The interest rate was subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest was paid by the Company by adding such interest to the principal amount of the loans. The Company made payment-in-kind elections for the interest periods ended August 30, 2009, February 26, 2010 and September 1, 2010 and for the period from September 2, 2010 through the repayment date. As a result of the payment-in-kind election for the interest periods ended August 30, 2009, February 26, 2010 and September 1, 2010, the outstanding principal balance was increased by $13.0 million, $11.5 million and $12.7 million, respectively. The Company used the net proceeds of $346.5 million to pay a special dividend to stockholders of $240.5 million and to redeem 95,107 shares of preferred stock at a cost of $106.0 million. On June 11, 2009, Affinion utilized cash on hand and available funds under the Affinion Credit Facility to purchase $64.0 million of the Company’s outstanding debt under the Senior Unsecured Term Loan from an affiliate of Apollo for $44.8 million. The debt, as well as $18.4 million of additional debt acquired during 2009, has been deemed retired and a gain on extinguishment of debt of $27.1 million, including a gain of $19.7 million on the debt purchased on June 11, 2009, was recognized during 2009.

On June 5, 2009, Affinion issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bore interest at 10  1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes would have matured on October 15, 2013. The 2009 Senior Notes were guaranteed by the same subsidiaries of Affinion that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes. Although the terms and covenants of the 2009 Senior Notes were substantially identical to those of the Senior Notes, the 2009 Senior Notes were not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, did not vote as a single class with the Senior Notes and did not necessarily trade with the Senior Notes. The 2009 Senior Notes were redeemed using the net proceeds from the offering of the 2010 Senior Notes.

The Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to the Company, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the six months ended June 30, 2011 and 2010, Affinion paid cash dividends to Affinion Holdings of $323.2 million and $3.8 million, respectively.

As of June 30, 2011, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the 2010 Senior Notes, the 11.625% senior notes and the Senior Subordinated Notes.

6. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2011 and 2010, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rate for the three and six months ended June 30, 2011 were (0.4)% and (5.2)% respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2010 were (10.3)% and (12.0)% respectively. The difference in the effective tax rates for the three months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $41.8 million for the three months ended June 30, 2010 to $49.3 million for the three months ended June 30, 2011 and a decrease in the income tax provision from $4.2 million for the three months ended June 30, 2010 to $0.2 million for the three months ended June 30, 2011. The difference in the effective tax rates for the six months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $62.3 million for the six months ended June 30, 2010 to $89.6 million for the six months ended June 30, 2011 and a decrease in the income tax provision from $7.4 million for the six months ended June 30, 2010 to $4.7 million for the six months ended June 30, 2011. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions arising in the three and six months ended June 30, 2011. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and six months ended June 30, 2011 were unchanged and decreased by $1.6 million, respectively, as a result of tax positions taken during the current period.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany and the United Kingdom remain open. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 9 – Related Party Transactions.

7. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company, including Webloyalty, is also a party to lawsuits which were brought against it and its affiliates and which purport to be a class action in nature and allege that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against such lawsuits.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. Notwithstanding the appeal, the case is currently proceeding in the district court.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. The Company does not know when the court will issue a ruling on these motions.

On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed and there has been no other activity in the case.

On July 14, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United

States District Court for the District of Oregon, Portland Division. The complaint, which is substantially similar to the class action complaint described in the immediately preceding paragraph, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no other activity in the case.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Pursuant to the Time Schedule Order issued by the court of appeals, the plaintiff’s opening brief is due on August 18, 2011, the defendant’s answering brief is due on September 19, 2011, and the plaintiff’s reply brief, if any, is due on October 3, 2011.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On December 23, 2010, Webloyalty filed a motion to dismiss this lawsuit, which had since been amended in its entirety,. The court has not yet scheduled a hearing or ruled on Webloyalty’s motion.

On February 18, 2011, a class action complaint was filed against Webloyalty and one of its clients in the District Court for the Western District of Virginia. The complaint asserted various causes of action on behalf of a putative nationwide class, including unfair and deceptive acts and practices, unjust enrichment, invasion of privacy, money had and received, larceny, obtaining money by false pretense, trover, conversion, detinue, trespass, fraud, misrepresentation and computer fraud and violations under the Electronic Communications Privacy Act in connection with the sale by Webloyalty of its membership programs. The complaint was served on the Company on March 3, 2011. Following the April 12, 2011 decision dismissing the substantially similar class action lawsuit commenced in the United States District Court for the Southern District of California described above, plaintiff in the Virginia class action lawsuit agreed to settle her case on an individual basis for a nominal amount. The parties filed a stipulation of dismissal with prejudice with the court on April 21, 2011.

The Company and Trilegiant are also a party to lawsuits arising out of the inquiries made by the state attorneys general.

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The parties have agreed to informally “stay” all of the above proceedings to attempt to resolve the matters through settlement.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The current action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The case has been dismissed without prejudice. The Company is attempting to resolve the matter through settlement.

Other Contingencies

Between December 2008 and December 2010, the Company and Webloyalty received inquiries from numerous state attorneys general relating to the marketing of their membership programs and their compliance with consumer protection statutes. The Company and Webloyalty have responded to the states’ request for documents and information and are in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by the Company and Webloyalty of the costs of the states’ investigation, restitution to consumers and injunctive relief.

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the Senate Committee on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims.

As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was paid in the second quarter of 2011. Costs relating to the administration of the settlement have been and will be paid as incurred throughout fiscal year 2011.

The Company believes that the amount accrued for the above litigation and contingencies matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on its unaudited condensed consolidated financial statements, taken as a whole, based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material effect on the Company’s unaudited condensed consolidated financial statements, taken as a whole.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2011, the Company provided guarantees for surety bonds totaling approximately $12.1 million and issued letters of credit totaling $7.2 million.

8. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings’ common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2011, there were 5.7 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price ranging of $0.98. All of the outstanding options were vested as of June 30, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were a de minimis amount of fully vested options to acquire shares of Affinion Holdings’ common stock at an exercise price of $1.17, which expire in July 2013. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.8 million shares of Affinion Holdings’ common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of June 30, 2011 and expire between May 2015 and September 2018.

For employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition and have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During the three and six months ended June 30, 2011 and 2010, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and six months ended June 30, 2011, 2.5 million stock options were granted to employees from the 2007 Plan. During the six months ended June 30, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. There were no options granted to employees from the 2007 Plan during the three months ended June 30, 2010. The options granted to employees during the three and six months ended June 30, 2011 were granted with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The options granted to employees during the six months ended June 30, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2011, there were 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the six months ended June 30, 2010, there were less than 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended June 30, 2010.

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2011	2010
Expected volatility	44.0%	66.5%
Expected life (in years)	6.0	6.25
Risk-free interest rate	2.37%	2.79%
Dividend yield	—%	—%

A summary of option activity for the six months ended June 30, 2011 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2011	1,651	807	807	441	1,512
Granted	—	—	—	52	2,514
Exercised	—	—	—	—	—
Forfeited or expired	(41)	(27)	(27)	(70)	(320)

Outstanding options at June 30, 2011	1,610	780	780	423	3,706

Vested or expected to vest at June 30, 2011	1,610	780	780	423	3,706

Exercisable options at June 30, 2011	1,580	—	—	423	845

Weighted average remaining contractual term (in years)	4.5	4.5	4.5	6.0	9.0
Weighted average grant date fair value per option granted in 2011	$—	$—	$—	$4.16	$4.16
Weighted average exercise price of exercisable options at June 30, 2011	$1.57	$—	$—	$5.29	$13.90
Weighted average exercise price of outstanding options at June 30, 2011	$1.60	$1.60	$1.60	$5.29	$13.11

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2011 totaled $1.7 million and $3.5 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2010 totaled $0.9 million and $2.0 million, respectively. In addition, in connection with dividends paid by the Company to its common stock holders during the first three months of 2011, the Company made payments to holders of options to purchase shares of common stock of $13.7 million, which has been recognized as compensation expense during the six months ended June 30, 2011. As of June 30, 2011, there was $13.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

In addition, during the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of a benefit of less than $0.1 million and expense of $0.1 million, respectively, relating to stock options issued under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of the Company in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of June 30, 2011, there were 0.1 million fully vested options outstanding under the webloyalty.com ISO Plan with an exercise price of $0.98 per share and a weighted average remaining contractual life of 0.9 years. As of June 30, 2011, there were a de minimis amount of fully vested options outstanding under the webloyalty.com NQ Plan with an exercise price of $1.17 and a remaining contractual life of 2.0 years. As of June 30, 2011, there were 0.8 million options outstanding under the Webloyalty 2005 Plan, substantially all of which were fully vested, with exercises prices ranging from $4.83 to $14.45 per share and a weighted average remaining contractual life of 5.4 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. In December 2010, the Board issued 75,000 RSUs to a new key employee that vest ratably on each of the first three anniversaries of the employee’s date of employment. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the six months ended June 30, 2011 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2011	737	$12.63
Granted	—	—
Vested	(213)	12.63
Forfeited	(54)	12.63

Outstanding restricted unvested awards at June 30, 2011	470	$9.16

Weighted average remaining contractual term (in years)	0.6

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2011 was $1.7 million and $2.7 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2010 was $0.9 million and $2.0 million, respectively. In addition, in connection with dividends paid by the Company to its common stock holders during the first three months of 2011, the Company authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest of $2.1 million, which has been recognized by the Company as compensation expense during the six months ended June 30, 2011. As of June 30, 2011, there was $4.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

9. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

Cendant has agreed to indemnify the Company, Affinion and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. The Company and Affinion have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties survived until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the pending matters described below and other matters which have subsequently been resolved.

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International Holdings Limited (“Affinion International”) and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International.

Cendant, the Company and Affinion have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by the Company and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. The Company has the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the warrant issued in connection with the Apollo Transactions, until it expired on May 10, 2011, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three and six months ended June 30, 2011 and 2010. The Company incurred expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2011 and $0.2 million and $0.5 million for the three and six months ended June 30, 2010, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2011 and $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2010, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2011 and $1.8 million and $3.5 million, respectively, for the three and six months ended June 30, 2010. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2010.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2011 and $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2010 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company may be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2010, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 3.6%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011. There was no revenue recognized for the three and six months ended June 30, 2010.

On January 18, 2011, the Company used cash on hand and the proceeds of a cash dividend from Affinion to (i) redeem a portion of its outstanding preferred stock for approximately $41.2 million, (ii) pay a cash dividend to its stockholders (including holders of restricted stock units) of approximately $115.4 million, (iii) pay a one-time cash bonus to its option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under Affinion’s amended and restated senior secured credit facility. The Company used the proceeds of Affinion’s incremental term loans (i) for working capital and other corporate purposes, (ii) to fund future strategic initiatives, (iii) to pay $133.4 million to the Company’s shareholders and holders of certain options, (iv) to fund the redemption of all of the Company’s preferred stock for approximately $5.4 million, (v) for general corporate purposes, and (vi) for certain other purposes.

In connection with the redemption of the approximately 29,893 shares of preferred stock outstanding, the Company recognized a loss of $6.5 million during the first three months of 2011. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

10. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

Affinion entered into an interest rate swap as of December 14, 2005. This swap converted a notional amount of Affinion’s floating rate debt into a fixed rate obligation. The notional amount of the swap for the period from January 1, 2010 to December 31, 2010, the swap termination date, was $50.0 million.

In January 2008, Affinion entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of Affinion’s floating rate debt into a fixed rate obligation. The notional amount of the swap for the period from February 23, 2010 to February 22, 2011, the swap termination date, was $598.6 million.

On January 23, 2008 and January 25, 2008, the Company entered into two separate two-year interest rate swap agreements, with the interest rate swap agreements having a combined notional amount of $300.0 million. Under the January 23, 2008 interest rate swap agreement, which had a notional amount of $200.0 million, the Company agreed to pay a fixed interest rate of 2.79%, payable on a semi-annual basis, for the period beginning on March 1, 2008 through March 1, 2010, with the first interest payment due on September 1, 2008, in exchange for receiving floating payments based on a six-month LIBOR on the same $200.0 million notional amount for the same period. Under the January 25, 2008 interest rate swap agreement, which had a notional amount of $100.0 million, the Company agreed to pay a fixed interest rate of 3.19%, payable on a semi-annual basis, for the period beginning on March 1, 2008 through March 1, 2010, with the first interest payment due on September 1, 2008, in exchange for receiving floating payments based on a six-month LIBOR on the same $100.0 million notional amount for the same period. Both of these interest rate swaps expired on March 31, 2010.

On September 15, 2008, the Company entered into a two-year interest rate swap agreement, effective September 1, 2008. Under this interest rate swap agreement, which had a notional amount of $50.0 million, the Company agreed to pay a fixed interest rate of 3.17%, payable on a semi-annual basis, for the period beginning on September 1, 2008 through September 1, 2010, with the first interest payment due on March 1, 2009, in exchange for receiving floating payments based on a six-month LIBOR on the same $50.0 million notional amount for the same period. The effect of this swap, in conjunction with the two swaps entered into in January 2008, was to convert the Company’s previously outstanding variable rate debt to a fixed-rate obligation. This interest rate swap expired on September 30, 2010.

In January 2009, Affinion entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, Affinion has agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $2.1 million and $2.7 million, respectively, related to the interest rate swaps. For the three and six months ended June 30, 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $6.0 million and $14.4 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At June 30, 2011
Fixed rate debt	$0.3	$0.6	$0.5	$0.4	$680.8	$475.0	$1,157.6	$1,137.3
Average interest rate	10.04%	10.04%	10.04%	10.04%	10.04%	7.88%
Variable rate debt	$5.6	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,112.8	$1,113.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$17.5
Average pay rate	2.99%	2.99%
Average receive rate	0.28%	0.53%

(a)	Average interest rate is based on rates in effect at June 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at June 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contract

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three and six months ended June 30, 2011, the Company recognized a realized gain of $0.2 million and a realized loss of less than $0.1 million, respectively, and had a de minimis unrealized loss as of June 30, 2011.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2011 and December 31, 2010, approximately $74.5 million and $73.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2011 and December 31, 2010 due to the short-term maturities of these assets and liabilities.

b.	Investments—At June 30, 2011 and December 31, 2010, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2011 and December 31, 2010 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At June 30, 2011 and December 31, 2010, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The Company does not expect any losses from non-performance by the counterparty.

e.

Foreign Currency Forward Contract—At June 30, 2011 and December 31, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial. The Company does not expect any losses from non-performance by the counterparty.

Current accounting guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The fair values of certain financial instruments as of June 30, 2011 are shown in the table below:

	Fair Value Measurements at June 30, 2011
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swaps (included in other long-term liabilities)	$(17.5)	—	$(17.5)	—

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

11. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the audited financial statements included in the Form S-4.

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Affinion North America
Membership products	$194.9	$172.9	$378.2	$345.8
Insurance and package products	85.0	89.1	172.9	176.9
Loyalty products	34.7	21.7	67.5	40.9
Eliminations	(0.8)	(0.8)	(1.7)	(1.7)

Total North America	313.8	282.9	616.9	561.9
Affinion International
International products	73.3	57.6	137.1	121.8

	$387.1	$340.5	$754.0	$683.7

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Affinion North America
Membership products	$34.8	$30.3	$66.3	$69.9
Insurance and package products	22.5	26.4	54.2	53.8
Loyalty products	10.9	6.6	21.1	12.1

Total North America	68.2	63.3	141.6	135.8
Affinion International
International products	9.8	5.6	13.7	13.3

Total products	78.0	68.9	155.3	149.1
Corporate	(6.0)	(5.1)	(21.2)	(10.2)

	$72.0	$63.8	$134.1	$138.9

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Segment EBITDA	$72.0	$63.8	$134.1	$138.9
Depreciation and amortization	(73.0)	(48.6)	(122.9)	(97.1)

Income from operations	$(1.0)	$15.2	$11.2	$41.8

As of June 30, 2011 and December 31, 2010, the segment assets of the Membership products segment were $728.0 million and $536.4 million, respectively. As of June 30, 2011 and December 31, 2010, the segment assets of the International products segment were $297.5 million and $217.8 million, respectively. The increases in Membership products and International products segment assets of $191.6 million and $79.7 million, respectively, are primarily attributable to the acquisition of Webloyalty on January 14, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Affinion Group Holdings, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Affinion Holdings,” the “Company,” “we,” “our” and “us” refer to Affinion Group Holdings, Inc. and its subsidiaries on a consolidated basis. All references to “Affinion” refer to our wholly-owned subsidiary, Affinion Group, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q and our audited consolidated financial statements and related notes as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in the Company’s Registration Statement on Form S-4 (the “Form S-4”) filed with the Securities and Exchange Commission on March 25, 2011, as amended (File No. 333-173105).

Disclosure Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Risk Factors” in the Form S-4 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

The MD&A is provided as a supplement to the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, results of our operations and changes in our financial condition. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2011 and 2010 and our financial condition as of June 30, 2011, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in the Form S-4 for a summary of our significant accounting policies.

Overview

Description of Business

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market subscription-based programs that provide valuable services to their end-customers using our expertise in customer engagement, product development, creative design and data-driven targeted marketing. These programs and services enable the companies we partner with to generate significant, high-margin incremental revenue, as well as strengthen and enhance the loyalty of their customer relationships, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to subscribers or members as those consumers to whom we provide services directly and have a contractual relationship. We refer to end-customers as those consumers that we service on behalf of a third party, such as one of our marketing partners, with whom we have a contractual relationship.

We utilize our substantial expertise in a variety of direct engagement media, such as direct mail, inbound and outbound telephony, point-of-sale marketing, direct response radio and television and the Internet to market valuable products and services to the customers of our marketing partners on a highly targeted basis.

We design customer engagement and loyalty solutions with an attractive suite of benefits that we believe are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings. For example, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, as well as other products and services.

We believe our portfolio of the products and services which are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 35 year history, position us to deliver consistent results in a variety of market conditions.

As of June 30, 2011, we had approximately 71 million subscribers and customers enrolled in our membership, insurance and package programs worldwide and approximately 111 million customers who received credit or debit card enhancement services or loyalty points-based management services.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2010, managed approximately 497 billion points with an estimated redemption value of approximately $4.9 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage travel reward products for loyalty programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements although, on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In the majority of our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

Our membership programs are offered under a variety of terms and conditions. Members are usually offered incentives (e.g. free credit reports or other premiums) and one to three month risk-free trial periods to encourage them to use the benefits of membership before they are billed. We do not recognize any revenue during the trial period and expense the cost of all incentives and program benefits and servicing costs as incurred.

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In both 2010 and the six months ended June 30, 2011, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names and customer contacts of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, during 2009, as we saw subscriber pay-through rates in our North American Membership products line begin to drop below historical averages, we began to enter into arrangements with certain marketing partners which we believe offer better utilization of our marketing spend. Under these arrangements, we pay our marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates which we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in marketing partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited consolidated statements of operations.

In our wholesale arrangements, we provide products and services as well as customer service and fulfillment related to such products and services supporting our marketing partners programs that they offer to their customers. Our marketing partners are typically responsible for customer acquisition, retention and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

We have made significant progress in increasing the flexibility of our business model by transitioning our operations from a highly fixed-cost structure to a more variable-cost structure by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing. This added flexibility better enables us to redeploy our marketing expenditures globally across our operations to maximize returns.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our marketing partners, to obtain a share of the customers’ business. As affinity direct marketers, we derive our leads from customer contacts, which our competitors seek access to, and we must generate sufficient earnings per lead for our marketing partners to compete effectively for access to their customer contacts.

We compete with companies of varying size, financial strength and availability of resources. Our competitors include marketing solutions providers, financial institutions, insurance companies, consumer goods companies, internet companies and others, as well as direct marketers offering similar programs. Some of our competitors are larger than we are, with more resources, financial and otherwise.

We expect this competitive environment to continue in the foreseeable future.

Acquisitions

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million, less a working capital adjustment of $0.8 million. Connexions is engaged in the business of providing loyalty rewards travel solutions in North America.

Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company believes the enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients.

On January 14, 2011, the Company and Affinion entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”) by Affinion. Webloyalty is a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe.

The Webloyalty acquisition is consistent with our long-standing business strategy in several respects: the acquisition enhances our operations in attractive international markets, including France and the U.K.; it provides us with a technology platform that expands the range of its marketing media, particularly in online channels; and it provides additional economies of scale in the management of our combined product portfolio.

Subsequent to June 30, 2011 the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of couponing websites. Upon the completion of certain conditions to closing, the Company will acquire all of the capital stock of Prospectiv for an initial cash purchase price of $30.0 million, subject to purchase price adjustments. If Prospectiv achieves certain performance targets over the next 30 months, the former equity holders will be entitled to additional consideration in the form of an earnout and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment. The majority of such additional consideration and compensation is expected to be settled in shares of Affinion Holdings’ common stock.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. In the past few years, a number of our existing financial institution marketing partners have been acquired by, or merged with, other financial institutions.

As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

In certain circumstances, our financial marketing partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our marketing partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which has lower net revenue, but unlike our retail arrangement, has no related commission expense. Partially as a result of this trend, we have experienced a revenue reduction in our membership business, which has been more than offset by the impact of our acquisition of Webloyalty.

Internationally, our package products have been primarily offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions when our agreements come up for renewal from what we had previously been able to charge these institutions for our programs. We expect this pricing pressure on our international package offerings to continue in the future.

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; and federal, state and foreign insurance and insurance mediation regulations. Federal regulations are primarily enforced by the FTC and the FCC. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. In our insurance products, these regulations limit our ability to implement pricing changes.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general investigations involving our business practices which also increase our costs of doing business.

Seasonality

Historically, seasonality has not had a significant impact on our business. Our revenues are more affected by the timing of marketing programs which can change from year to year depending on the opportunities available and pursued.

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate and reallocate our marketing investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, geographies and programs offer the best opportunities. With the globalization of our clients, the continued evolution of our programs and services and the ongoing refinement and execution of our marketing allocation strategy, we have developed the following table that we believe captures the way we look at the businesses (subscriber and insured amounts in thousands except per average subscriber and insured amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Global Average Subscribers, excluding Basic Insureds	48,619	43,059	48,193	43,271
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$28.40	$28.97	$28.48	$28.92
Global Membership Subscribers (2)
Average Global Retail Subscribers (3)	11,377	10,285	11,407	10,453

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Annualized Net Revenue Per Global Average Subscriber (1)	$79.32	$74.82	$79.52	$73.36
Global Package Subscribers and Wholesale (4)
Average Global Package Subscribers and Wholesale (3)	32,924	28,355	32,455	28,373
Annualized Net Revenue per Global Average Package Subscriber (1)	$6.43	$7.18	$6.40	$7.62
Global Insureds
Average Supplemental Insureds (3)	4,318	4,419	4,331	4,445
Annualized Net Revenue Per Supplemental Insured (1)	$61.76	$62.05	$59.48	$60.40
Global Average Subscribers, including Basic Insureds	71,047	65,657	70,574	66,087

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Global Membership Subscribers is comprised of the former “Global Membership Products: Average Retail Members including wholesale formerly retail and other” as well as “Affinion International: Other Retail Membership” line items presented in the Form S-4.
(3)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.
(4)	Global Package Subscribers and Wholesale is comprised of the former “Affinion North America: Package”, “Affinion North America: Membership Products Wholesale (excluding the portion for service formerly retail and other)” and “Affinion International: Package” line items presented in the Form S-4.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that are designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declines.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our marketing partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. Since 2009, we have been successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has substantially offset the decline in the total number of supplemental insureds.

The domestic package member base has stabilized, with the majority of the growth in 2010 and the first six months of 2011 due to a new wholesale relationship we began in 2008.

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance, and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
Net revenues	$387.1	$340.5	$46.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	159.9	141.1	18.8
Operating costs	109.2	89.3	19.9
General and administrative	44.7	38.3	6.4
Facility exit costs	1.3	8.0	(6.7)
Depreciation and amortization	73.0	48.6	24.4

Total expenses	388.1	325.3	62.8

Income (loss) from operations	(1.0)	15.2	(16.2)
Interest income	0.7	0.2	0.5
Interest expense	(48.8)	(49.7)	0.9
Loss on extinguishment of debt	—	(7.4)	7.4
Other expense, net	(0.2)	(0.1)	(0.1)

Loss before income taxes and non-controlling interest	(49.3)	(41.8)	(7.5)
Income tax expense	(0.2)	(4.2)	4.0

Net loss	(49.5)	(46.0)	(3.5)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.1)

Net loss attributable to Affinion Group Holdings, Inc.	$(49.8)	$(46.2)	$(3.6)

Summary of Operating Results for the Three Months Ended June 30, 2011

The following is a summary of changes affecting our operating results for the three months ended June 30, 2011.

Net revenues increased $46.6 million, or 13.7%, for the three months ended June 30, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $30.9 million, primarily as a result of net revenues of $15.8 million from the July 1, 2010 acquisition of Connexions Loyalty Travel Solutions, L.L.C. (“Connexions”), a provider of loyalty rewards travel solutions in North America, or the Connexions acquisition, and $21.2 million from the January 14, 2011 acquisition of Webloyalty Holdings, Inc. (“Webloyalty”), a leading online marketing services company, or the Webloyalty acquisition, which were partially offset by lower net revenues in our Insurance and Package business of $4.1 million. International segment net revenues increased by $15.7 million, primarily from net revenues of $15.3 million from the acquisition of Webloyalty.

Segment EBITDA increased $8.2 million, as the positive impact of the Webloyalty and Connexions acquisitions were partially offset by higher marketing and commissions and operating costs. In addition, 2011 benefited from the absence of facility exit costs associated with the lease on our former corporate headquarters totaling $8.0 million recorded in the second quarter of 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Net Revenues. During the three months ended June 30, 2011 we reported net revenues of $387.1 million, an increase of $46.6 million, or 13.7%, as compared to net revenues of $340.5 million in the comparable period in 2010. Net revenues of our Membership products increased $22.0 million primarily due to higher net revenue from the Webloyalty acquisition. Loyalty products net revenues increased $13.0 million which was primarily attributable to the Connexions acquisition. International products net revenues increased $15.7 million primarily from the Webloyalty acquisition. Net revenues from our Insurance and Package products decreased $4.1 million primarily from a higher cost of insurance due to higher claims experience and lower package revenue from a lower average revenue per member and lower fee-based revenue from our NetGain product.

Marketing and Commissions Expense. Marketing and commissions expense increased by $18.8 million, or 13.3%, to $159.9 million for the three months ended June 30, 2011 from $141.1 million for the three months ended June 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level. As previously disclosed, during the second quarter of 2010, certain marketing programs were delayed.

Operating Costs. Operating costs increased by $19.9 million, or 22.3%, to $109.2 million for the three months ended June 30, 2011 from $89.3 million for the three months ended June 30, 2010. Operating costs were higher primarily due to the Webloyalty and Connexions acquisitions, which totaled $14.6 million. Additionally, fulfillment costs increased in our Membership business primarily from increases associated with higher membership in our identity theft protection products.

General and Administrative Expense. General and administrative expense increased by $6.4 million, or 16.7%, to $44.7 million for the three months ended June 30, 2011 from $38.3 million for the three months ended June 30, 2010. Higher costs from the Webloyalty and Connexions acquisitions along with higher costs from stock compensation plans were partially offset by a net favorable impact of unrealized foreign exchange gains recorded on intercompany balances in 2011 as compared to unrealized foreign exchange losses recorded on intercompany balances in 2010.

Facility Exit Costs. During the three months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the leases on a Webloyalty facility. During the three months ended June 30, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $24.4 million for the three months ended June 30, 2011 to $73.0 million from $48.6 million for the three months ended June 30, 2010, primarily from recording $28.4 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $4.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $0.9 million, or 1.8%, to $48.8 million for the three months ended June 30, 2011 from $49.7 million for the three months ended June 30, 2010, as the impact of refinancing our bank loan in the fourth quarter of 2010 with 11.625% senior notes increased interest costs by $3.1 million and was partially offset by lower interest accruals on the accretion and dividends related to our preferred stock of $1.1 million. The preferred stock was redeemed in the first quarter of 2011. In addition, interest costs increased from higher interest accrued on the Affinion term loan of approximately $2.6 million primarily due to increased borrowings and was partially offset by a $2.8 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $2.2 million favorable impact of refinancing the Affinion 10  1/8% senior notes in the fourth quarter of 2010.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized balance of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the term loan.

Income Tax Expense. Income tax expense decreased by $4.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to a decrease in the current state and foreign tax liabilities and deferred federal and state tax liabilities for the three months ended June 30, 2011, partially offset by an increase in deferred foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended June 30, 2011 and 2010 were (0.4)% and (10.3)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $41.8 million for the three months ended June 30, 2010 to $49.3 million for the three months ended June 30, 2011 and a decrease in income tax expense from $4.2 million for the three months ended June 30, 2010 to $0.2 million for the three months ended June 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$194.9	$172.9	$22.0	$34.8	$30.3	$4.5
Insurance and package products	85.0	89.1	(4.1)	22.5	26.4	(3.9)
Loyalty products	34.7	21.7	13.0	10.9	6.6	4.3
Eliminations	(0.8)	(0.8)	—	—	—	—

Total North America	313.8	282.9	30.9	68.2	63.3	4.9
Affinion International
International products	73.3	57.6	15.7	9.8	5.6	4.2

Total products	387.1	340.5	46.6	78.0	68.9	9.1
Corporate	—	—	—	(6.0)	(5.1)	(0.9)

Total	$387.1	$340.5	$46.6	72.0	63.8	8.2

Depreciation and amortization				(73.0)	(48.6)	(24.4)

Income (loss) from operations				$(1.0)	$15.2	$(16.2)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $22.0 million, or 12.7%, to $194.9 million for the three months ended June 30, 2011 as compared to $172.9 million for the three months ended June 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty acquisition which added $21.2 million.

Segment EBITDA increased by $4.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Segment EBITDA increased $8.5 million as a result of the Webloyalty acquisition. Excluding Webloyalty, Segment EBITDA decreased $4.0 million primarily due to higher marketing and commissions of $9.0 million and higher operating costs of $4.7 million were partially offset by the absence in 2011 of facility exit costs associated with the lease on our former corporate headquarters recorded in June 2010 of $8.0 million. The higher operating costs primarily reflect increases associated with higher membership in our identity theft protection products.

Insurance and Package Products. Insurance and package products reported net revenues of $85.0 million for the three months ended June 30, 2011, as compared to $89.1 million for the three months ended June 30, 2010, a decrease of $4.1 million, or 4.6%. Insurance revenue decreased approximately $1.9 million, principally due to higher cost of insurance from higher claims experience. Package revenue decreased approximately $2.2 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA decreased by $3.9 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to the lower net revenues.

Loyalty Products. Revenues from Loyalty products increased by $13.0 million, or 59.9%, for the three months ended June 30, 2011 to $34.7 million as compared to $21.7 million for the three months ended June 30, 2010. Net revenues increased $15.8 million as a result of the Connexions acquisition.

Segment EBITDA increased by $4.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues increased by $15.7 million, or 27.3%, to $73.3 million for the three months ended June 30, 2011 as compared to $57.6 million for the three months ended June 30, 2010. Net revenues increased $15.3 million from the acquisition of Webloyalty and $5.9 million as a result of the weaker U.S. dollar. These increases were partially offset by lower package revenue primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients and a change in deal structure with a key client thereby moving joins from a retail to wholesale arrangement.

Segment EBITDA increased by $4.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily from the $5.8 million impact of Webloyalty and lower employee and acquisition-related costs, which were partially offset by the effect of the lower net revenues excluding Webloyalty.

Corporate

Corporate costs increased by $0.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, as higher costs associated with stock compensation plans were partially offset by favorable foreign exchange gains on intercompany borrowings

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase (Decrease)
Net revenues	$754.0	$683.7	$70.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	303.8	279.8	24.0
Operating costs	217.2	183.2	34.0
General and administrative	97.6	73.8	23.8
Facility exit costs	1.3	8.0	(6.7)
Depreciation and amortization	122.9	97.1	25.8

Total expenses	742.8	641.9	100.9

Income from operations	11.2	41.8	(30.6)
Interest income	0.9	0.2	0.7
Interest expense	(95.1)	(95.0)	(0.1)
Loss on redemption of preferred stock	(6.5)	—	(6.5)
Loss on extinguishment of debt	—	(7.4)	7.4
Other expense, net	(0.1)	(1.9)	1.8

Loss before income taxes and non-controlling interest	(89.6)	(62.3)	(27.3)
Income tax expense	(4.7)	(7.4)	2.7

Net loss	(94.3)	(69.7)	(24.6)
Less: net income attributable to non-controlling interest	(0.5)	(0.5)	—

Net loss attributable to Affinion Group Holdings, Inc.	$(94.8)	$(70.2)	$(24.6)

Summary of Operating Results for the Six Months Ended June 30, 2011

The following is a summary of changes affecting our operating results for the six months ended June 30, 2011.

Net revenues increased $70.3 million, or 10.3%, for the six months ended June 30, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $55.0 million, primarily as a result of net revenues of $30.3 million from the acquisition of Connexions and $36.1 million from the acquisition of Webloyalty, which were partially offset by lower net revenues in our Membership business exclusive of Webloyalty. International segment net revenues increased by $15.3 million as the $22.7 million contribution from the acquisition of Webloyalty and a favorable currency impact of $6.7 million were partially offset by lower package revenues principally from contract renewals with existing clients and a change in deal structure with a key client.

Segment EBITDA decreased $4.8 million, as the positive impact of the Webloyalty and Connexions acquisitions were more than offset by lower net revenues excluding acquisitions, higher marketing and commissions and higher general and administrative costs primarily attributable to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. In addition, 2011 benefited from the absence of facility exit costs associated with the lease on our former corporate headquarters totaling $8.0 million recorded in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Net Revenues. During the six months ended June 30, 2011 we reported net revenues of $754.0 million, an increase of $70.3 million, or 10.3%, as compared to net revenues of $683.7 million in the comparable period in 2010. Net revenues of our Membership products increased $32.4 million primarily due to higher net revenue from the Webloyalty acquisition. Loyalty products net revenues increased $26.6 million which was primarily attributable to the Connexions acquisition. International products net revenues increased $15.3 million as the increase from the Webloyalty acquisition and the favorable impact from the weaker U.S. dollar was partially offset by lower Package revenue and the negative impact of a change in deal structure with a key client. Net revenues from our Insurance and Package products declined $4.0 million as a one-time payment from a benefit provider was more than offset by an increase in the cost of insurance and lower package revenue primarily due to lower fee-based revenue from our NetGain product and lower annualized net revenue per average package member.

Marketing and Commissions Expense. Marketing and commissions expense increased by $24.0 million, or 8.6%, to $303.8 million for the six months ended June 30, 2011 from $279.8 million for the six months ended June 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level as compared to the first half of 2010 when, as previously disclosed, certain marketing programs were delayed. This increase was partially offset by lower costs in our Insurance and Package business.

Operating Costs. Operating costs increased by $34.0 million, or 18.6%, to $217.2 million for the six months ended June 30, 2011 from $183.2 million for the six months ended June 30, 2010. Operating costs were higher primarily due to the Webloyalty and Connexions acquisitions, which totaled $29.9 million.

General and Administrative Expense. General and administrative expense increased by $23.8 million, or 32.3%, to $97.6 million for the six months ended June 30, 2011 from $73.8 million for the six months ended June 30, 2010, primarily from cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. Higher costs from the Webloyalty and Connexions acquisitions were partially offset by a net favorable impact of unrealized foreign exchange gains recorded on intercompany balances in 2011 as compared to unrealized foreign exchange losses recorded on intercompany balances in 2010.

Facility Exit Costs. During the six months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the leases on a Webloyalty facility. During the six months ended June 30, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $25.8 million for the six months ended June 30, 2011 to $122.9 million from $97.1 million for the six months ended June 30, 2010, primarily from recording $34.5 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $9.0 million on the intangible assets acquired in connection with the Apollo Transactions, as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $0.1 million to $95.1 million for the six months ended June 30, 2011 from $95.0 million for the six months ended June 30, 2010, as the impact of refinancing our bank loan in the fourth quarter of 2010 with 11.625% senior notes increased interest costs by $2.8 million and was partially offset by lower interest accruals on the accretion and dividends related to our preferred stock of $1.8 million. The preferred stock was redeemed in the first quarter of 2011. In addition, interest costs increased from higher interest accrued on the Affinion term loan of approximately $10.8 million primarily due to increased borrowings and was partially offset by a $6.9 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $4.3 million favorable impact of refinancing the Affinion 10  1/8% senior notes in the fourth quarter of 2010.

Loss on Redemption of Preferred Stock. The $6.5 million loss on redemption of preferred stock for the six months ended June 30, 2011 was recognized upon the redemption of 29,893 shares of preferred stock at a cost of $46.6 million. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of the Affinion term loan in April 2010 in the amount of $7.4 million which represents the unamortized balance of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the term loan.

Other Expense. During the six months ended June 30, 2010, we recorded foreign exchange losses of $1.9 million related to intercompany financing transactions. These intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the six months ended June 30, 2011.

Income Tax Expense. Income tax expense decreased by $2.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a decrease in foreign tax expense for the six months ended June 30, 2011, partially offset by an increase in the deferred federal and state tax liabilities for the six months ended June 30, 2011.

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were (5.2)% and (12.0)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $62.3 million for the six months ended June 30, 2010 to $89.6 million for the six months ended June 30, 2011 and a decrease in income tax expense from $7.4 million for the six months ended June 30, 2010 to $4.7 million for the six months ended June 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$378.2	$345.8	$32.4	$66.3	$69.9	$(3.6)
Insurance and package products	172.9	176.9	(4.0)	54.2	53.8	0.4
Loyalty products	67.5	40.9	26.6	21.1	12.1	9.0
Eliminations	(1.7)	(1.7)	—	—	—	—

Total North America	616.9	561.9	55.0	141.6	135.8	5.8
Affinion International
International products	137.1	121.8	15.3	13.7	13.3	0.4

Total products	754.0	683.7	70.3	155.3	149.1	6.2
Corporate	—	—	—	(21.2)	(10.2)	(11.0)

Total	$754.0	$683.7	$70.3	134.1	138.9	(4.8)

Depreciation and amortization				(122.9)	(97.1)	(25.8)

Income from operations				$11.2	$41.8	$(30.6)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products Membership products net revenues increased by $32.4 million, or 9.4%, to $378.2 million for the six months ended June 30, 2011 as compared to $345.8 million for the six months ended June 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty acquisition which added $36.1 million.

Segment EBITDA decreased by $3.6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Segment EBITDA decreased from the lower net revenues excluding Webloyalty and higher operating and general and administrative costs totaling $7.0 million along with higher marketing and commissions of $15.4 million. These factors more than offset the $14.5 million of Segment EBITDA attributable to Webloyalty and the absence in 2011 of facility exit costs of $8.0 million recorded in the second quarter of 2010 related to the lease on our former corporate headquarters.

Insurance and Package Products. Insurance and package products reported net revenues of $172.9 million for the six months ended June 30, 2011, a decrease of $4.0 million, or 2.3%, as compared to $176.9 million for the six months ended June 30, 2010. Insurance revenue increased approximately $1.8 million, as a one-time payment from a benefit provider was partially offset by a higher cost of insurance from higher claims experience. Package revenue decreased approximately $5.8 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA increased by $0.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, as the lower net revenues were more than offset by lower marketing and commissions.

Loyalty Products. Revenues from Loyalty products increased by $26.6 million, or 65.0%, for the six months ended June 30, 2011 to $67.5 million as compared to $40.9 million for the six months ended June 30, 2010. Net revenues increased $30.3 million as a result of the Connexions acquisition.

Segment EBITDA increased by $9.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues increased by $15.3 million, or 12.6%, to $137.1 million for the six months ended June 30, 2011 as compared to $121.8 million for the six months ended June 30, 2010. Net revenues increased $22.7 million from the acquisition of Webloyalty and $6.7 million as a result of the weaker U.S. dollar. These increases were partially offset by lower package revenue primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients and a change in deal structure with a key client thereby moving joins from retail to wholesale.

Segment EBITDA increased by $0.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily from the $5.5 million impact of Webloyalty and lower employee and acquisition-related costs, which were partially offset by the effect of the lower net revenues excluding Webloyalty.

Corporate

Corporate costs increased by $11.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, principally due to cash distributions made to option holders in connection with dividends paid to common stockholders in January 2011 and February 2011 in the amount of $14.8 million and higher stock compensation accruals of $2.0 million. These costs were partially offset by unrealized foreign exchange gains recorded in 2011 on intercompany borrowings as compared to unrealized foreign exchange losses recorded on intercompany borrowings in 2010 which netted to a favorable impact of $6.8 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010	Increase (Decrease)
	(in millions)
Total assets	$1,762.5	$1,564.9	$197.6
Total liabilities	2,975.0	2,738.4	236.6
Total deficit	(1,212.5)	(1,173.5)	39.0

Total assets increased by $197.6 million due to (i) an increase in goodwill of $197.4 million, principally due to the Webloyalty acquisition, (ii) an increase in other intangibles, net of $22.1 million, principally due to the acquisition of member relationships and other intangibles of $116.1 million in connection with the Webloyalty acquisition and the impact of changes in foreign exchange rates, partially offset by amortization expense of $98.7 million. These increases were partially offset by a decrease in cash of $48.5 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased $236.6 million primarily due to (i) an increase in long-term debt of $246.0 million, principally as a result of the $250.0 million incremental term loan borrowing under Affinion’s senior secured credit facility, partially offset by the repayments of the Affinion term loan and other borrowings and (ii) an increase in accounts payable and accrued expenses of $21.8 million due to the Webloyalty acquisition and to the timing of cash payments. These increases were partially offset by the $39.8 million decrease in mandatorily redeemable preferred stock as a result of the redemption of the preferred stock.

Total deficit increased by $39.0 million, principally due to the net loss attributable to the Company of $94.8 million and return of capital payments made to the Company’s shareholders of $241.6 million, partially offset by the issuance of equity instruments valued at $290.7 million in connection with the Webloyalty acquisition.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under Affinion’s revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future including quarterly amortization payments on Affinion’s term loan facility under Affinion’s $1.3 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in Affinion’s amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, Affinion has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

On January 18, 2011, utilizing available cash on hand and borrowings under the revolving credit facility under the Affinion Group senior secured credit facility, Affinion paid a dividend of approximately $123.4 million to us. We utilized the proceeds of the dividend and available cash on hand to (i) redeem approximately $41.2 million liquidation preference of our outstanding preferred stock, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to our option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, utilizing borrowings under the term loan facility under the Affinion Group senior secured credit facility, Affinion paid a dividend of approximately $200.0 million to us. We utilized the proceeds of the dividend to (i) redeem approximately $5.4 million liquidation preference of our outstanding preferred stock, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of our option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

Cash Flows – Six Months Ended June 30, 2011 and 2010

At June 30, 2011, we had $115.7 million of cash and cash equivalents on hand, a decrease of $160.4 million from $276.1 million at June 30, 2010. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Cash provided by (used in):
Operating activities	$5.8	$73.8	$(68.0)
Investing activities	(1.0)	(59.6)	58.6
Financing activities	(54.7)	196.1	(250.8)
Effect of exchange rate changes	1.4	(4.0)	5.4

Net change in cash and cash equivalents	$(48.5)	$206.3	$254.8

Operating Activities

During the six months ended June 30 2011, we generated $68.0 million less cash from operating activities than during the six months ended June 30, 2010. Segment EBITDA decreased by $4.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 (see “Results of Operations”). In addition, accounts payable and accrued expenses, which generated cash flows that were $80.1 million less favorable, and accounts receivable, which generated cash flows that were $14.6 million less favorable were negatively impacted by the timing of receipts and payments, as well as the acquisitions of Connexions and Webloyalty on July 1, 2010 and January 14, 2011, respectively. These decreases were partially offset by a favorable change in deferred revenue of $20.7 million.

Investing Activities

We used $58.6 million less cash in investing activities during the six months ended June 30, 2011 as compared to the same period in 2010. During the six months ended June 30, 2011, we acquired $26.1 million of cash as a result of our acquisition of Webloyalty and used $24.9 million and $3.6 million for capital expenditures and acquisition-related payments, respectively. During the six months ended June 30, 2010, we used $37.5 million for acquisition-related payments, primarily for the acquisition of a credit card registration membership business, and $20.5 million for capital expenditures.

Financing Activities

We used $250.8 million more cash in financing activities during the six months ended June 30, 2011 as compared to the same period in 2010. During the six months ended June 30, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, incurring financing costs of $5.5 million. In addition, during the six months ended June 30, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.6 million to redeem all of our mandatorily redeemable preferred stock. During the six months ended June 30, 2010, Affinion amended and restated its senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $2.3 million under other borrowings. During the six months ended June 30, 2010, Affinion also incurred $27.0 million of deferred financing costs in connection with the amended and restated senior secured credit facility.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we sold $325 million aggregate principal amount of 11.625% senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility in April 2010. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. As of June 30, 2011, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, Affinion, our wholly owned subsidiary, (a) issued $270.0 million principal amount of 10  1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into a senior secured credit facility (“Affinion Group Credit Facility”) consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that Affinion made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

On October 17, 2005, Affinion issued $270.0 million aggregate principal amount of the initial senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Apollo Transactions. On May 3, 2006, Affinion issued an additional $34.0 million aggregate principal amount of follow-on senior notes (the “follow on 2005 senior notes” and together with the initial 2005 senior notes, the “2005 senior notes”) and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under Affinion’s bridge loan facility. On June 5, 2009, Affinion issued $150.0 million aggregate principal amount ($136.5 million, net of discounts) of new senior notes (the “2009 senior notes”) in June 2009 for net proceeds of $136.5 million in a private placement transaction. As described below, the 2005 senior notes and the 2009 senior notes were repaid in the fourth quarter of 2010 and are no longer outstanding.

Affinion’s senior subordinated bridge loan facility was refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on Affinion’s senior subordinated notes is payable semi-annually. Affinion may redeem some or all of the senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee Affinion’s senior secured credit facility and Affinion’s senior notes. The senior subordinated notes contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to us, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On January 31, 2007, we entered into a five-year $350.0 million senior unsecured term loan with certain banks at an initial interest rate of LIBOR, as defined, plus 6.25% (the “senior unsecured term loan”). In October 2010, the senior unsecured term loan was repaid utilizing the proceeds from the Affinion Holdings senior notes (see below).

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending its senior secured credit facility. We refer to Affinion’s amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) as “Affinion’s senior secured credit facility”. Affinion’s senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “Affinion Holdings senior notes”). The interest on the Affinion Holdings senior notes is payable semi-annually on May 15 and November 15 of each year. At any time prior to November 15, 2012, the Company may redeem the Affinion Holdings senior notes, at its option, in whole or in part, at a redemption price equal to the principal amount plus an applicable premium. On or after November 15, 2012, the Company may redeem some or all of the Affinion Holdings senior notes at any time at the redemption prices (generally at a premium) set forth in the indenture governing the Notes. The Affinion Holdings senior notes contain restrictive covenants related primarily to the Company’s ability to pay dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company used a portion of the net proceeds of $320.3 million, along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan. A portion of the remaining proceeds from the offering of the Affinion Holdings senior notes were utilized to pay related fees and expenses, with the balance retained for general corporate purposes. The fees and expenses will be capitalized and amortized over the term of the Affinion Holdings senior notes. In October, 2010, the Company recognized a loss of $2.8 million, representing the write-off of unamortized balances of the debt discount and deferred financing costs associated with the senior unsecured term loan, in connection with the repayment of the senior unsecured term loan. In connection with the issuance of the Affinion Holdings senior notes, Affinion Holdings entered into a registration rights agreement, pursuant to which the Company agreed, among other things, to offer to exchange the Affinion Holdings senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that Affinion Holdings did not comply with its obligations under the registration rights agreement, Affinion Holdings would have been required to pay liquidated damages to holders of the Affinion Holdings senior notes in an amount equal to 0.25% per annum of the principal amount of the Affinion Holdings senior notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. The Company filed the registration statement in March 2011 and it was declared effective in July 2011.

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011 and the revolving credit facility was increased to $165.0 million. On February 11, 2011, Affinion, as borrower, and Affinion Holdings, and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for the senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under Affinion’s senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to June 30, 2011 was 5% per annum. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with Affinion’s refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the second quarter of 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

In January 2011, we utilized available cash on hand and the proceeds of a dividend from Affinion to (i) redeem our outstanding preferred stock with a liquidation preference of approximately $41.2 million, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to our option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

In February 2011, Affinion used a portion of the Incremental Term Loans to pay a dividend to us of approximately $200.0 million. We used the proceeds of the dividend to (i) redeem our outstanding preferred stock with a liquidation preference of approximately $5.4 million, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of our option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875%

senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Group senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. The 7.875% senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Group senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 7.875% senior notes, Affinion entered into a registration rights agreement, pursuant to which Affinion agreed, among other things, to offer to exchange the 7.875% senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that Affinion did not comply with its obligations under the registration rights agreement, Affinion would have been required to pay liquidated damages to holders of the 7.875% senior notes in an amount equal to 0.25% per annum of the principal amount of the 7.875% senior notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. Affinion filed the registration statement in March 2011 and it was declared effective in July 2011. Affinion used substantially all of the net proceeds of the offering of the 7.875% senior notes to finance the purchase of the 2005 senior notes and the 2009 senior notes.

At June 30, 2011, we had $1,112.8 million outstanding under Affinion’s term loan facility, $325.0 million ($321.0 million, net of discount) outstanding under the Affinion Holdings senior notes, $475.0 million ($471.7 million, net of discount) outstanding under Affinion’s 2010 senior notes and $355.5 million ($353.2 million, net of discount) outstanding under Affinion’s senior subordinated notes. At June 30, 2011, there were no outstanding borrowings under Affinion’s revolving credit facility and Affinion had $158.1 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $6.9 million of letters of credit.

Covenant Compliance

The indenture governing the Affinion Holdings senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2011, the Company was in compliance with the restrictive covenants under the indenture governing the Affinion Holdings senior notes.

We have the ability to incur additional debt, subject to limitations imposed by the indenture governing the Affinion Holdings senior notes. Under the indenture governing the Affinion Holdings senior notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness on an unconsolidated basis as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. In addition, the indenture governing the Affinion Holdings senior notes contains restrictions on the ability of Affinion and its subsidiaries on a consolidated basis to incur indebtedness.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of Adjusted EBITDA is appropriate as a liquidity measure. Adjusted EBITDA is not a measurement of liquidity or financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, as a measure of liquidity, as an alternative to operating or net income determined in accordance with U.S. GAAP or as an indicator of operating performance.

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2011 to Adjusted EBITDA as required by our indenture governing the Affinion Holdings senior notes.

Twelve Months Ended June 30, 2011(a)
(in millions)
Net cash provided by operating activities	$10.5
Interest expense, net	191.2
Income tax expense	10.1
Amortization of favorable and unfavorable contracts	1.7
Amortization of debt discount and financing costs	(11.7)
Preferred stock dividend and accretion	(2.8)
Unrealized gain on interest rate swaps	0.1
Deferred income taxes	(2.6)
Payment received for assumption of loyalty points program liability	(4.3)
Payment of in-kind interest upon redemption of debt securities	12.8
Changes in assets and liabilities	56.5
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	43.6
Other, net(c)	25.3

Adjusted EBITDA, excluding Webloyalty(d)	330.4
Effect of the Webloyalty acquisition(e)	46.0

Adjusted EBITDA, including Webloyalty(f)	$376.4

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the six months ended June 30, 2010, plus consolidated financial data for the six months ended June 30, 2011.
(b)	Eliminates the effects of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding Webloyalty does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty as if such acquisition had occurred on July 1, 2010 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(e)	Gives effect to the completion of Webloyalty acquisition as if it had occurred on July 1, 2010.
(f)	Adjusted EBITDA, including Webloyalty, gives pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011 as if such acquisition had occurred on July 1, 2010.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended June 30, 2011 to Adjusted EBITDA as required by our indenture governing the Affinion Holdings senior notes.

Twelve Months Ended June 30, 2011(a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(215.6)
Interest expense, net	191.2
Income tax expense	10.1
Non-controlling interest	1.0
Loss on redemption of preferred stock	6.5
Loss on extinguishment of debt	32.3
Depreciation and amortization	221.0
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	7.3
Certain legal costs(c)	25.8
Net cost savings(d)	10.5
Other, net(e)	40.3

Adjusted EBITDA, excluding Webloyalty(f)	330.4
Effect of the Webloyalty acquisition(g)	46.0

Adjusted EBITDA, including Webloyalty(h)	$376.4

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the six months ended June 30, 2010, plus consolidated financial data for the six months ended June 30, 2011.

(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition.
(c)	Certain legal costs—represents the elimination of legal costs for certain legal matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.
(e)	Other, net—represents (i) the elimination of net changes in certain reserves, (ii) the elimination of share-based compensation expense, including payments to option holders, (iii) the elimination of foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the elimination of the loss from an investment accounted for under the equity method, (v) the elimination of costs related to acquisitions, (vi) the elimination of consulting fees paid to Apollo and (vii) the elimination of facility exit costs.
(f)	Adjusted EBITDA, excluding Webloyalty, does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty as if such acquisition had occurred on July 1, 2010 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(g)	Gives effect to the completion of the Webloyalty acquisition as if it had occurred on July 1, 2010.
(h)	Adjusted EBITDA, including Webloyalty, gives pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011 as if such acquisition had occurred on July 1, 2010.

Debt Repurchases

During the first quarter of 2009, Affinion purchased $2.6 million of Affinion Holdings’ indebtedness under the Senior Unsecured Term Loan for $1.2 million and made a payment-in-kind dividend to Affinion Holdings. In addition, during the first quarter of 2009, the Company purchased $10.8 million of its indebtedness under the Senior Unsecured Term Loan for $5.1 million. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to June 30, 2009), a newly-formed non-guarantor subsidiary of Affinion purchased $64.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Senior Unsecured Term Loan from an affiliate of Apollo for $44.8 million. During the fourth quarter of 2009, utilizing cash on hand, the newly-formed non-guarantor subsidiary of Affinion purchased an additional $5.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Senior Unsecured Term Loan for $4.4 million. On October 5, 2010, we repaid the Senior Unsecured Term Loan, including the portion held by the non-guarantor subsidiary of Affinion. We or our affiliates may, from time to time, purchase any of Affinion Holdings’ or Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 included in the Form S-4 for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Swaps

Affinion entered into an interest rate swap as of December 14, 2005. This swap converted a notional amount of Affinion’s floating rate debt into a fixed rate obligation. The notional amount of the swap decreased to $50.0 million on December 31, 2009 and terminated on December 31, 2010.

In January 2008, Affinion entered into an interest rate swap effective February 21, 2008. This swap converted a notional amount of Affinion’s floating rate debt into a fixed rate obligation. The notional amount of the swap increased to $598.6 million on February 23, 2010 and terminated on February 22, 2011.

On January 23, 2008 and January 25, 2008, the Company entered into two separate two-year interest rate swap agreements, with the interest rate swap agreements having a combined notional amount of $300.0 million. These swaps converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. Both of these interest rate swaps expired during the three months ended March 31, 2010.

On September 15, 2008, the Company entered into a two-year interest rate swap agreement, effective September 1, 2008, with a notional amount of $50.0 million. This swap converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. This interest rate swap expired during the three months ended September 30, 2010.

In January 2009, Affinion entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, Affinion has agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All of the interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2011 and 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $2.7 million and $14.4 million, respectively, related to the interest rate swaps.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At June 30, 2011
Fixed rate debt	$0.3	$0.6	$0.5	$0.4	$680.8	$475.0	$1,157.6	$1,137.3
Average interest rate	10.04%	10.04%	10.04%	10.04%	10.04%	7.88%
Variable rate debt	$5.6	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,112.8	$1,113.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$17.5
Average pay rate	2.99%	2.99%
Average receive rate	0.28%	0.53%

(a)	Average interest rate is based on rates in effect at June 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at June 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contract

During 2010, Affinion entered into a one-month foreign currency forward contract under which it agreed to sell GBP 3.5 million to mitigate a specific foreign currency exposure. During 2011, Affinion entered into a one-month foreign currency forward contract under which it agreed to sell GBP 4.3 million to mitigate a specific foreign currency exposure. As the contracts have matured each month, new contracts have been entered into to mitigate the specific foreign currency risks. However, we generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At June 30, 2011, the Company’s estimated fair value of Affinion’s foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2011, approximately $74.5 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Disclosure Controls are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceeding.

Information required by this Item is contained in Note 7 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 (File No. 333-173105) filed by the Company with the SEC on March 25, 2011, as amended.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: July 28, 2011	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.