Form 10-Q
period 2011-09-30
Affinion Group Holdings, Inc.
filed 2011-10-28
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 27, 2011 was 84,826,350

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In millions, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$104.4	$164.2
Restricted cash	32.5	35.3
Receivables (net of allowance for doubtful accounts of $1.6 and $1.2, respectively)	158.7	119.3
Receivables from related parties	1.4	6.1
Profit-sharing receivables from insurance carriers	93.3	75.0
Prepaid commissions	54.0	58.0
Income taxes receivable	2.7	2.8
Other current assets	68.0	66.1

Total current assets	515.0	526.8
Property and equipment, net	127.3	113.4
Contract rights and list fees, net	23.5	25.9
Goodwill	628.0	402.7
Other intangibles, net	397.6	410.6
Other non-current assets	77.7	85.5

Total assets	$1,769.1	$1,564.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.9	$9.1
Accounts payable and accrued expenses	451.1	379.9
Payables to related parties	1.5	2.7
Deferred revenue	159.3	163.9
Income taxes payable	4.6	2.8

Total current liabilities	628.4	558.4
Long-term debt	2,246.4	2,005.7
Deferred income taxes	66.2	54.2
Deferred revenue	17.6	21.0
Mandatorily redeemable preferred stock	—	39.8
Other long-term liabilities	69.1	59.3

Total liabilities	3,027.7	2,738.4

Commitments and contingencies (Note 7)
Deficit
Common stock, $0.01 par value, 360,000,000 and 350,000,000 shares authorized, 85,041,205 and 59,908,103 shares issued and 84,826,350 and 59,696,488 shares outstanding	0.9	0.6
Additional paid-in capital	124.6	56.3
Warrants	1.7	16.7
Accumulated deficit	(1,394.9)	(1,256.8)
Accumulated other comprehensive income	9.4	9.5
Treasury stock, at cost 214,855 and 211,615 shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,259.4)	(1,174.8)
Non-controlling interest in subsidiary	0.8	1.3

Total deficit	(1,258.6)	(1,173.5)

Total liabilities and deficit	$1,769.1	$1,564.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenues	$394.7	$346.5	$1,148.7	$1,030.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	168.7	143.8	472.5	423.6
Operating costs	116.0	92.5	333.2	275.7
General and administrative	39.7	33.0	137.3	106.8
Facility exit costs	2.9	—	4.2	8.0
Depreciation and amortization	60.4	50.1	183.3	147.2

Total expenses	387.7	319.4	1,130.5	961.3

Income from operations	7.0	27.1	18.2	68.9
Interest income	0.1	0.2	1.0	0.4
Interest expense	(46.5)	(50.5)	(141.6)	(145.5)
Loss on redemption of preferred stock	—	—	(6.5)	—
Loss on extinguishment of debt	—	—	—	(7.4)
Other expense, net	0.2	0.1	0.1	(1.8)

Loss before income taxes and non-controlling interest	(39.2)	(23.1)	(128.8)	(85.4)
Income tax expense	(3.9)	(1.6)	(8.6)	(9.0)

Net loss	(43.1)	(24.7)	(137.4)	(94.4)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	(0.7)	(0.8)

Net loss attributable to Affinion Group Holdings, Inc.	$(43.3)	$(25.0)	$(138.1)	$(95.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND YEAR ENDED DECEMBER 31, 2010

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)
Comprehensive loss
Net income (loss)			(138.1)			0.7	(137.4)
Currency translation adjustment				(0.1)		(0.1)	(0.2)

Total comprehensive loss							(137.6)
Equity instruments issued for acquisition of Webloyalty	289.0	1.7					290.7
Dividend paid to non-controlling interest						(1.1)	(1.1)
Issuance of common stock related to restricted stock units and options	0.1						0.1
Share-based compensation	4.4						4.4
Expiration of warrants	16.7	(16.7)					—
Return of capital	(241.6)						(241.6)

Balance, September 30, 2011	$125.5	$1.7	$(1,394.9)	$9.4	$(1.1)	$0.8	$(1,258.6)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$57.3	$16.7	$(1,065.7)	$11.7	$(0.8)	$1.2	$(979.6)
Comprehensive loss
Net income (loss)			(191.1)			1.0	(190.1)
Currency translation adjustment				(2.2)		0.1	(2.1)

Total comprehensive loss							(192.2)
Dividend paid to non-controlling interest						(1.0)	(1.0)
Purchase of treasury stock					(0.3)		(0.3)
Repurchase of employee equity award of a subsidiary	(4.8)						(4.8)
Share-based compensation	4.4						4.4

Balance, December 31, 2010	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In millions)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Activities
Net loss	$(137.4)	$(94.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183.3	147.2
Amortization of debt discount and financing costs	7.9	9.6
Preferred stock dividend and accretion	0.4	3.4
Loss on redemption of preferred stock	6.5	—
Loss on extinguishment of debt	—	7.4
Unrealized (gain) loss on interest rate swaps	(4.3)	2.9
Unrealized foreign currency transaction loss	—	1.9
Facility exit costs	4.2	8.0
Share-based compensation	8.5	6.4
Deferred income taxes	3.8	4.3
Payment received for assumption of loyalty points program liability	4.8	6.5
Net change in assets and liabilities:
Restricted cash	2.1	(3.5)
Receivables	(31.5)	9.4
Receivables from related parties	0.4	0.9
Profit-sharing receivables from insurance carriers	(18.2)	(21.1)
Prepaid commissions	4.1	3.3
Other current assets	12.9	(13.0)
Contract rights and list fees	(2.7)	0.3
Other non-current assets	8.1	0.5
Accounts payable and accrued expenses	3.5	87.1
Payables to related parties	(1.2)	(1.5)
Deferred revenue	(10.0)	(35.1)
Income taxes receivable and payable	5.5	(1.8)
Other long-term liabilities	(7.9)	(3.2)
Other, net	—	2.1

Net cash provided by operating activities	42.8	127.6

Investing Activities
Capital expenditures	(39.0)	(29.4)
Restricted cash	1.1	(1.0)
Acquisition-related payments, net of cash acquired	(32.9)	(168.1)
Cash acquired in Webloyalty acquisition	26.1	—
Other investing activity	0.2	(1.0)

Net cash used in investing activities	(44.5)	(199.5)

Financing Activities
Proceeds from new borrowings	250.0	875.0
Principal payments on borrowings	(8.8)	(653.2)
Return of capital	(241.6)	—
Financing costs	(6.6)	(27.0)
Redemption of preferred stock	(46.6)	—
Repurchase of employee equity award of a subsidiary	(3.5)	—
Purchase of treasury stock	—	(0.3)
Distribution to non-controlling interest of a subsidiary	(1.1)	(1.0)

Net cash provided by (used in) financing activities	(58.2)	193.5

Effect of changes in exchange rates on cash and cash equivalents	0.1	(2.5)

Net increase (decrease) in cash and cash equivalents	(59.8)	119.1
Cash and cash equivalents, beginning of period	164.2	69.8

Cash and cash equivalents, end of period	$104.4	$188.9

Supplemental Disclosure of Cash Flow Information:
Interest payments	$114.9	$77.8

Income tax payments, net of refunds	$2.9	$6.3

Non-cash investing and financing activities:
Accrued capital expenditures	$1.8	$1.2

Equity instruments contributed to subsidiary	$290.7	$—

Property and equipment acquired under capital lease	$0.9	$0.5

Property and equipment acquired under new facility operating lease	$2.6	$3.5

Payment of in-kind interest	$—	$11.5

Receivables from related parties and payables to related parties have been presented gross for the nine months ended September 30, 2010 and amortization of favorable and unfavorable contracts has been included in Other, net for the nine months ended September 30, 2010 to conform to the presentation for the nine months ended September 30, 2011.

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation—On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (“Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

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

Business Description—The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest companies in the world. The Company partners with these companies to develop and market subscription-based programs that provide valuable services to their end-customers using its expertise in customer engagement, product development, creative design and data-driven targeted marketing. These programs and services enable the companies that the Company partners with to generate significant, high-margin incremental revenue, as well as strengthen and enhance the loyalty of their customer relationships, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners. The Company refers to subscribers or members as those consumers to whom it provides services directly and has a contractual relationship. The Company refers to end-customers as those consumers that it services on behalf of a third party, such as one of its marketing partners, with whom it has a contractual relationship.

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

On January 14, 2011, the Company and Affinion entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”) by Affinion. In accordance with the Agreement and Plan of Merger, on January 14, 2011, Affinion acquired all of the capital stock of Webloyalty, and the interest of security holders of Webloyalty immediately prior to the Merger were converted into the Company’s securities, as follows: (i) the shares of common stock of Webloyalty were converted into shares of the Company’s common stock, (ii) options to purchase shares of Webloyalty’s common stock granted under Webloyalty’s equity plans, whether vested or unvested, were converted into options to purchase shares of the Company’s common stock, (iii) warrants to purchase shares of Webloyalty’s common stock were converted into warrants to purchase the Company’s common stock and (iv) awards of restricted shares of Webloyalty’s common stock (to the extent unvested) were converted into awards of restricted shares of the Company’s common stock. In connection with the acquisition, the Company contributed to Affinion (i) approximately 25.1 million shares of the Company’s common stock valued at $283.0 million, (ii) options to purchase approximately 1.2 million shares of the Company’s common stock valued at $6.2 million, of which $6.0 million was attributed to pre-acquisition service, and (iii) warrants to purchase approximately 0.5 million shares of the Company’s common stock valued at $1.7 million, all of which was attributed to pre-acquisition service, which Affinion issued as consideration to acquire Webloyalty.

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

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Affinion’s senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and 11 1/2% senior subordinated notes (see Note 5—Long-term Debt).

The purchase price allocation for Webloyalty is substantially complete, although the Company is still in the process of identifying the assets acquired and liabilities assumed, principally current and deferred income taxes. However, on a preliminary basis, the Company has allocated the Webloyalty purchase price of $290.7 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	9.9
Property and equipment	5.2
Intangible assets	116.1
Goodwill	197.0
Other assets	0.2
Accounts payable and accrued liabilities	(56.5)
Deferred income tax	(1.3)
Income taxes payable	(0.7)
Other current liabilities	(1.7)
Non-current deferred income taxes	(6.7)
Other long-term liabilities	(1.1)

Consideration transferred	$290.7

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($46.1 million). Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the three months ended September 30, 2011 is $33.8 million and $(4.1) million, respectively. Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the nine months ended September 30, 2011 is $92.7 million and $(18.6) million, respectively. As of September 30, 2011, the Company had incurred $3.9 million of acquisition costs, of which $1.5 million was recognized during the nine months ended September 30, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations.

On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of one of the leading daily deal websites in the United States. On August 1, 2011, the merger was consummated, and as a result, Affinion acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv achieves certain performance targets over the 30 month period that commenced July 1, 2011, the former equity holders will be entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation will be settled in some combination of cash and shares of the Company’s common stock. As of the acquisition date, the liability for the additional consideration to be paid in connection with the earn-out is estimated to be $24.1 million, which has been recorded at its fair value at the acquisition date of $14.4 million. As of September 30, 2011, the purchase price, consisting of the cash paid at closing and the estimated fair value of the earn-out was estimated at $46.2 million. At September 30, 2011, the purchase price was allocated among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.4
Accounts receivable	3.0
Other current assets	0.6
Property and equipment	0.5
Intangible assets	14.9
Goodwill	29.0
Accounts payable and accrued liabilities	(4.0)
Non-current deferred income taxes	(0.2)

Consideration transferred	$46.2

The intangible assets are comprised principally of trademarks and tradenames ($8.1 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. Revenue and income (loss) from operations related to Prospectiv included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2011 is $2.9 million and $(2.6) million, respectively. As of September 30, 2011, the Company had incurred $0.5 million of acquisition costs, all of which was recognized during the three and nine months ended September 30, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations.

The pro forma revenue and income (loss) before income taxes and non-controlling interest of the Company assuming the Webloyalty and Prospectiv acquisitions had occurred on January 1, 2010 and the Connexions acquisition (described below) had occurred on January 1, 2009 would have been $1,238.5 million and $(76.3) million, respectively, for the nine months ended September 30, 2010 and $1,169.8 million and $(137.4) million, respectively, for the nine months ended September 30, 2011. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty, Prospectiv and Connexions acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocations of Webloyalty and Prospectiv are subject to finalization of the Company’s analysis of the assets acquired and liabilities assumed. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocations as soon as practicable within the measurement period, but in no event later than one year after the respective acquisition dates.

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

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Amortizable intangible assets:
Member relationships	$935.8	$(795.6)	$140.2
Affinity relationships	648.2	(448.4)	199.8
Proprietary databases and systems	67.7	(56.8)	10.9
Trademarks and tradenames	38.0	(11.2)	26.8
Patents and technology	44.5	(25.6)	18.9
Covenants not to compete	2.1	(1.1)	1.0

	$1,736.3	$(1,338.7)	$397.6

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Amortizable intangible assets:
Member relationships	$846.0	$(700.5)	$145.5
Affinity relationships	643.0	(411.1)	231.9
Proprietary databases and systems	55.8	(54.8)	1.0

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames	26.9	(9.4)	17.5
Patents and technology	30.0	(16.6)	13.4
Covenants not to compete	2.1	(0.8)	1.3

	$1,603.8	$(1,193.2)	$410.6

The increase in member relationships and patents and technology from December 31, 2010 to September 30, 2011 is primarily due to the acquisition of Webloyalty (see Note 2—Acquisitions). In addition, foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $1.6 million and less than $0.1 million, respectively, from December 31, 2010 to September 30, 2011.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Member relationships	$29.8	$24.1	$95.4	$72.2
Affinity relationships	12.9	13.1	37.0	37.9
Proprietary databases and systems	0.5	0.1	1.4	0.5
Trademarks and tradenames	0.7	0.5	1.8	1.4
Patents and technology	2.7	0.8	9.5	1.9
Covenants not to compete	0.1	0.2	0.3	0.3

	$46.7	$38.8	$145.4	$114.2

Based on the Company’s amortizable intangible assets as of September 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $187.0 million in 2011, $133.8 million in 2012, $70.7 million in 2013, $59.5 million in 2014 and $41.0 million in 2015.

At January 1, 2011 and September 30, 2011, the Company had gross goodwill of $418.2 million and $643.5 million, respectively, and accumulated impairment losses of $15.5 million as of both dates. The accumulated impairment loss, recognized in 2006, represents the impairment of all of the goodwill assigned to the Loyalty products segment related to the Apollo Transactions. The change in the Company’s carrying amount of goodwill in fiscal 2011 is primarily due to the January 14, 2011 acquisition of Webloyalty and the August 1, 2011 acquisition of Prospectiv. Based on the preliminary allocations of the fair value of the consideration paid for Webloyalty and Prospectiv between the acquired assets and assumed liabilities, the Company has attributed $197.0 million of Webloyalty’s purchase price and $29.0 million of Prospectiv’s purchase price to goodwill. The portion of Webloyalty’s purchase price allocated to goodwill represents an increase of $2.2 million from the June 30, 2011 estimate. At September 30, 2011, Webloyalty’s goodwill has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($46.1 million), while all of Prospectiv’s goodwill has been allocated to the Membership Products segment. The carrying amount of goodwill attributed to each of the Company’s reportable segments is as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Membership products	$411.0	$231.1
Insurance and package products	58.3	58.3
Loyalty products	81.7	82.2
International products	77.0	31.1

	$628.0	$402.7

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$61.0	$(57.9)	$3.1	$60.4	$(52.2)	$8.2
List fees	37.5	(17.1)	20.4	31.1	(13.4)	17.7

	$98.5	$(75.0)	$23.5	$91.5	$(65.6)	$25.9

Amortization expense for the three and nine months ended September 30, 2011 was $3.0 million and $9.1 million, respectively, of which $1.2 million and $3.7 million, respectively, is included in marketing expense and $1.8 million and $5.4 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and nine months ended September 30, 2010 was $3.5 million and $10.0 million, respectively, of which $1.1 million and $3.2 million, respectively, is included in marketing expense and $2.4 million and $6.8 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of September 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $12.2 million in 2011, $4.9 million in 2012, $4.4 million in 2013, $3.5 million in 2014 and $2.9 million in 2015.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2011	December 31, 2010
	(in millions)
Term loan due 2016	$1,110.0	$868.4
7.875% senior notes due 2018, net of unamortized discount of $3.2 and $3.5, respectively, with an effective interest rate of 8.00%	471.8	471.5
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.1 and $2.5, respectively, with an effective interest rate of 11.75%	353.4	353.0
11.625% senior notes due 2015, net of unamortized discount of $3.8 and $4.5, respectively, with an effective interest rate of 12.00%	321.2	320.5
Capital lease obligations	1.9	1.4

Total debt	2,258.3	2,014.8
Less: current portion of long-term debt	(11.9)	(9.1)

Long-term debt	$2,246.4	$2,005.7

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into an agreement with two of Affinion’s lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to September 30, 2011 was 5% per annum. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by

Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the nine months ended September 30, 2010, representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility during the nine months ended September 30, 2011 were $50.0 million and $50.0 million, respectively. Borrowing and repayments under the previously existing revolving credit facilities during the nine months ended September 30, 2010 were $39.0 million and $39.0 million, respectively. As of September 30, 2011, Affinion had $158.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.7 million of letters of credit.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “11.625% senior notes”). The Company used a portion of the proceeds of $320.3 million (net of discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan (defined below). A portion of the remaining proceeds from the offering of the 11.625% senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the 11.625% senior notes. During the fourth quarter of 2010, the Company recognized a loss in connection with the repayment of the Senior Unsecured Term Loan of $2.8 million, representing the write-off of the unamortized balances of the debt discount and deferred financing costs associated with the Senior Unsecured Term Loan. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 11.625% senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 11.625% senior notes for a like principal amount of 11.625% senior notes that have been registered under the Securities Act.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 Senior Notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 2010 Senior Notes for a like principal amount of 2010 Senior Notes that have been registered under the Securities Act.Affinion used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

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

On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 10 1/8% Senior Notes due 2013 and all of the then-outstanding 11 1/2% Senior Subordinated Notes due 2015 for a like principal amount of 10 1/8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes each contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to the Company, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the nine months ended September 30, 2011 and 2010, Affinion paid cash dividends to Affinion Holdings of $323.2 million and $4.5 million, respectively.

As of September 30, 2011, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes, the 11.625% senior notes and the Senior Subordinated Notes.

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

Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2011 and 2010, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rate for the three and nine months ended September 30, 2011 were (9.9)% and (6.6)% respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2010 were (6.7)% and (10.6)% respectively. The difference in the effective tax rates for the three months ended September 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $23.1 million for the three months ended September 30, 2010 to $39.2 million for the three months ended September 30, 2011 and an increase in the income tax provision from $1.6 million for the three months ended September 30, 2010 to $3.9 million for the three months ended September 30, 2011. The difference in the effective tax rates for the nine months ended September 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $85.4 million for the nine months ended September 30, 2010 to $128.8 million for the nine months ended September 30, 2011 and a decrease in the income tax provision from $9.0 million for the nine months ended September 30, 2010 to $8.6 million for the nine months ended September 30, 2011. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.3 million, respectively, of interest related to uncertain tax positions arising in the three and nine months ended September 30, 2011. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and nine months ended September 30, 2011 decreased by $0.5 million and $2.1 million, respectively, as a result of tax positions taken during the current period.

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

On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed and there has been no substantive activity in the case.

On July 14, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United States District Court for the District of Oregon, Portland Division. The complaint, which is substantially similar to the class action complaint described in the immediately preceding paragraph, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no substantive activity in the case.

On August 4, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and Chase Bank USA, N.A., in the United States District Court for the Southern District of Ohio. The complaint, which is substantially similar to the class action complaint described in the preceding two paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no substantive activity in the case.

On August 8, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and American Express Company in the United States District Court for the Southern District of New York. The complaint, which is substantially similar to the class action complaint described in the preceding three paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no substantive activity in the case.

On October 6, 2011, the plaintiffs in the five preceding class action cases filed a motion under 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation (“JPML”) seeking coordinated pretrial proceedings of the six preceding class action cases. Plaintiffs in those actions argue that the factual allegations in the cases raise common issues that make pretrial transfer appropriate; they seek transfer and consolidation of the cases to the United States District Court for the District of Connecticut. The responses to that motion are due on October 28, 2011, and the JPML will conduct a hearing on that motion on December 1, 2011.

On October 25, 2011, a class action lawsuit was filed against AGLLC, Trilegiant, Apollo Global Management, LLC, IAC/InterActiveCorp, Shoebuy.com, and Chase Bank USA, N.A. in the United States District Court for the Central District of California. The complaint, which is substantially similar to the class action complaints filed in July 2011 and August 2011 that are described above, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no substantive activity in the case. We expect that the plaintiffs will file a motion under 28 USC.§1407 with the JPML to consolidate this case with the six class actions described above in the United States District Court for the District of Connecticut.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Pursuant to the Time Schedule Order issued by the court of appeals, as amended, plaintiff’s opening brief was filed on October 17, 2011 and defendant’s responding brief is due on November 17, 2011. Plaintiff’s reply brief, if any, is due on December 1, 2011.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On December 23, 2010, Webloyalty filed a motion to dismiss this lawsuit, which had since been amended in its entirety. The court has not yet scheduled a hearing or ruled on Webloyalty’s motion.

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

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The parties have agreed to informally “stay” all of the above proceedings to attempt to resolve the matters through settlement. The parties are engaging in ongoing settlement discussions.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The case has been dismissed without prejudice. The Company is attempting to resolve the matter through settlement.

Other Contingencies

Between December 2008 and February 2011, the Company and Webloyalty received inquiries from numerous state attorneys general relating to the marketing of their membership programs and their compliance with consumer protection statutes. The Company and Webloyalty have responded to the states’ request for documents and information and are in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by the Company and Webloyalty to the states, restitution to consumers and injunctive relief.

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was paid in the second quarter of 2011.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2011, the Company provided guarantees for surety bonds totaling approximately $16.4 million and issued letters of credit totaling $6.9 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2011, there were 5.7 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of September 30, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of September 30, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of September 30, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were a de minimis amount of fully vested options to acquire shares of Affinion Holdings’ common stock at an exercise price of $1.17, which expire in July 2013. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of September 30, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.7 million shares of Affinion Holdings’ common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of September 30, 2011 and expire between May 2015 and September 2018.

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

Stock Options

During the three and nine months ended September 30, 2011 and 2010, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and nine months ended September 30, 2011, 0.3 million stock options and 2.8 million stock options, respectively, were granted to employees from the 2007 Plan. During the nine months ended September 30, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. There were no options granted to employees from the 2007 Plan during the three months ended September 30, 2010. The options granted to employees during the three and nine months ended September 30, 2011 were granted with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The options granted to employees during the nine months ended September 30, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the nine months ended September 30, 2011, there were 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the three months ended September 30, 2011 there were no stock options granted to members of the Board of Directors. During the nine months ended September 30, 2010, there were less than 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended September 30, 2010.

The fair value of each option award from the 2007 Plan during the three and nine months ended September 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2011	2010
Expected volatility	44.0%	66.5%
Expected life (in years)	6.00	6.25
Risk-free interest rate	2.37%	2.79%
Dividend yield	—%	—%

A summary of option activity for the nine months ended September 30, 2011 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2011	1,651	807	807	441	1,512
Granted	—	—	—	52	2,774
Exercised	(6)	—	—	—	—
Forfeited or expired	(68)	(40)	(40)	(70)	(424)

Outstanding options at September 30, 2011	1,577	767	767	423	3,862

Vested or expected to vest at September 30, 2011	1,577	767	767	423	3,862

Exercisable options at September 30, 2011	1,551	—	—	423	770

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Weighted average remaining contractual term (in years)	4.2	4.2	4.2	5.8	8.8
Weighted average grant date fair value per option granted in 2011	$—	$—	$—	$3.71	$4.11
Weighted average exercise price of exercisable options at September 30, 2011	$1.56	$—	$—	$5.29	$13.85
Weighted average exercise price of outstanding options at September 30, 2011	$1.59	$1.59	$1.59	$5.29	$13.85

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2011 totaled $0.8 million and $4.3 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2010 totaled $1.1 million and $3.1 million, respectively. In addition, in connection with dividends paid by the Company to its common stock holders during the first three months of 2011, the Company made payments to holders of options to purchase shares of common stock of $13.7 million, which has been recognized as compensation expense during the nine months ended September 30, 2011. As of September 30, 2011, there was $13.0 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.5 years.

In addition, during the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of a benefit of less than $0.1 million and expense of $0.1 million, respectively, relating to stock options issued under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of the Company in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of September 30, 2011, there were 0.1 million fully vested options outstanding under the webloyalty.com ISO Plan with an exercise price of $0.98 per share and a weighted average remaining contractual life of 1.0 years. As of September 30, 2011, there were a de minimis amount of fully vested options outstanding under the webloyalty.com NQ Plan with an exercise price of $1.17 and a remaining contractual life of 1.8 years. As of September 30, 2011, there were 0.7 million options outstanding under the Webloyalty 2005 Plan, substantially all of which were fully vested, with exercises prices ranging from $4.83 to $14.45 per share and a weighted average remaining contractual life of 5.2 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. In December 2010, the Board issued 75,000 RSUs to a new key employee that vest ratably on each of the first three anniversaries of the employee’s date of employment. In July 2011, the Board issued 60,000 RSUs to two key employees that vest ratably over an approximately two-year period following the grant date. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the nine months ended September 30, 2011 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2011	737	$12.63
Granted	—	—
Vested	(405)	12.63
Forfeited	(65)	12.63

Outstanding restricted unvested awards at September 30, 2011	267	$9.16

Weighted average remaining contractual term (in years)	0.7

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2011 was $1.4 million and $4.1 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2010 was $1.2 million and $3.2 million, respectively. In addition, in connection with dividends paid by the Company to its common stock holders during the first three months of 2011, the Company authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest of $2.1 million, which has been recognized by the Company as compensation expense during the nine months ended September 30, 2011. As of September 30, 2011, there was $2.6 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

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

There was no revenue earned for such services for the three and nine months ended September 30, 2011 and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.3 million and $0.9 million for the three and nine months ended September 30, 2011 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2011 and $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2010, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2011 and $0.5 million and $4.0 million, respectively, for the three and nine months ended September 30, 2010. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2011 and $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2010.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million and $2.0 million, respectively, for the three and nine months ended September 30, 2011 and $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2010 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company may be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2011 and $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2010, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 3.6%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2011. Revenues of $0.3 million and $0.3 million were recognized for the three and nine months ended September 30, 2010, respectively.

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

On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under Affinion’s amended and restated senior secured credit facility. The Company used the proceeds of Affinion’s incremental term loans (i) for working capital and other corporate purposes, (ii) to fund future strategic initiatives, (iii) to pay a dividend to the Company’s shareholders (including holders of restricted stock units) and pay a one-time cash bonus to holders of certain options totaling $133.4 million, (iv) to fund the redemption of all of the Company’s preferred stock for approximately $5.4 million, (v) for general corporate purposes, and (vi) for certain other purposes.

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

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company recorded interest income (expense), representing realized and unrealized gains and losses, of $0.5 million and $(2.2) million, respectively, related to the interest rate swaps. For the three and nine months ended September 30, 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $5.6 million and $20.0 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At September 30, 2011
Fixed rate debt	$0.1	$0.6	$0.5	$0.4	$680.8	$475.0	$1,157.4	$952.0
Average interest rate	10.04%	10.04%	10.04%	10.04%	10.04%	7.88%
Variable rate debt	$2.8	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,110.0	$1,012.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swaps(b)								$13.8
Average pay rate	2.99%	2.99%
Average receive rate	0.30%	0.55%

(a)	Average interest rate is based on rates in effect at September 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at September 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three and nine months ended September 30, 2011, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.2 million, respectively, and had a de minimis unrealized loss as of September 30, 2011.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2011 and December 31, 2010, approximately $86.9 million and $73.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2011 and December 31, 2010 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2010, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheet, approximate fair value, which is based on quoted market prices or other available market information. The Company did not own any equity investments as of September 30, 2011.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2011 and December 31, 2010 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At September 30, 2011 and December 31, 2010, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swap is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparty to the remaining interest rate swap is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

e.	Foreign Currency Forward Contracts—At September 30, 2011 and December 31, 2010, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of September 30, 2011 are shown in the table below:

	Fair Value Measurements at September 30, 2011
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in other long-term liabilities)	$(13.8)	—	$(13.8)	—

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

11.	SEGMENT INFORMATION

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

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Affinion North America
Membership products	$197.3	$171.7	$575.5	$517.5
Insurance and package products	87.2	87.1	260.1	264.0
Loyalty products	34.8	30.1	102.3	71.0
Eliminations	(0.9)	(0.9)	(2.6)	(2.6)

Total North America	318.4	288.0	935.3	849.9
Affinion International
International products	76.3	58.5	213.4	180.3

	$394.7	$346.5	$1,148.7	$1,030.2

Segment EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Affinion North America
Membership products	$24.7	$34.7	$91.0	$104.6
Insurance and package products	27.9	24.6	82.1	78.4
Loyalty products	10.9	10.0	32.0	22.1

Total North America	63.5	69.3	205.1	205.1
Affinion International
International products	9.6	7.8	23.3	21.1

Total products	73.1	77.1	228.4	226.2
Corporate	(5.7)	0.1	(26.9)	(10.1)

	$67.4	$77.2	$201.5	$216.1

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Segment EBITDA	$67.4	$77.2	$201.5	$216.1
Depreciation and amortization	(60.4)	(50.1)	(183.3)	(147.2)

Income from operations	$7.0	$27.1	$18.2	$68.9

As of September 30, 2011 and December 31, 2010, the segment assets of the Membership Products segment were $741.4 million and $536.4 million, respectively. As of September 30, 2011 and December 31, 2010, the segment assets of the International Products segment were $280.7 million and $217.8 million, respectively. The increases in Membership Products and International Products segment assets of $205.0 million and $62.9 million, respectively, are primarily attributable to the acquisitions of Webloyalty on January 14, 2011 and Prospectiv on August 1, 2011.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2011 and 2010 and our financial condition as of September 30, 2011, as well as a discussion of our liquidity and capital resources.

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

We believe our portfolio of the products and services which are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our almost 40 year history, positions us to deliver consistent results in a variety of market conditions.

As of September 30, 2011, we had approximately 71 million subscribers and customers enrolled in our membership, insurance and package programs worldwide and approximately 115 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of September 30, 2011, managed approximately 497 billion points with an estimated redemption value of approximately $4.9 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage travel reward products for loyalty programs.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In both 2010 and the nine months ended September 30, 2011, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited condensed consolidated statements of operations.

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

On January 14, 2011, the Company and Affinion entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty by Affinion. Webloyalty is a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe.

The Webloyalty acquisition is consistent with our long-standing business strategy in several respects: the acquisition enhances our operations in attractive international markets, including France and the U.K.; it provides us with a technology platform that expands the range of our marketing media, particularly in online channels; and it provides additional economies of scale in the management of our combined product portfolio.

On July 14, 2011, the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv, an online performance marketer and operator of one of the leading daily deal websites in the United States. On August 1, 2011, the merger was consummated and, as a result, the Company acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv achieves certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders will be entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation will be settled in some combination of cash and shares of Affinion Holdings’ common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Global Average Subscribers, excluding Basic Insureds	48,837	42,944	48,407	43,163
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$28.97	$28.84	$28.64	$28.89
Global Membership Subscribers (2)
Average Global Retail Subscribers (3)	11,318	10,107	11,377	10,338
Annualized Net Revenue Per Global Average Subscriber (1)	$79.80	$74.02	$79.61	$73.58
Global Package Subscribers and Wholesale (4)
Average Global Package Subscribers and Wholesale (3)	33,250	28,458	32,720	28,402
Annualized Net Revenue per Global Average Package Subscriber (1)	$7.13	$7.79	$6.64	$7.67
Global Insureds
Average Supplemental Insureds (3)	4,269	4,379	4,310	4,423
Annualized Net Revenue Per Supplemental Insured (1)	$64.32	$61.36	$61.08	$60.72
Global Average Subscribers, including Basic Insureds	71,190	65,411	70,779	65,862

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

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. Excluding the impact of acquisitions, this has resulted in lower average members partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that are designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declines.

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

The domestic package member base has stabilized, with the majority of the growth in 2010 and the first nine months of 2011 due to a new wholesale relationship we began in 2008.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes our consolidated results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase (Decrease)
Net revenues	$394.7	$346.5	$48.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	168.7	143.8	24.9
Operating costs	116.0	92.5	23.5
General and administrative	39.7	33.0	6.7
Facility exit costs	2.9	—	2.9
Depreciation and amortization	60.4	50.1	10.3

Total expenses	387.7	319.4	68.3

Income from operations	7.0	27.1	(20.1)
Interest income	0.1	0.2	(0.1)
Interest expense	(46.5)	(50.5)	4.0
Other expense, net	0.2	0.1	0.1

Loss before income taxes and non-controlling interest	(39.2)	(23.1)	(16.1)
Income tax expense	(3.9)	(1.6)	2.3

Net loss	(43.1)	(24.7)	(18.4)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	0.1

Net loss attributable to Affinion Group Holdings, Inc.	$(43.3)	$(25.0)	$(18.3)

Summary of Operating Results for the Three Months Ended September 30, 2011

The following is a summary of changes affecting our operating results for the three months ended September 30, 2011.

Net revenues increased $48.2 million, or 13.9%, for the three months ended September 30, 2011 as compared to the same period of the prior year. Net revenues in our North American units increased $30.4 million, primarily as a result of net revenues from the January 14, 2011 acquisition of Webloyalty Holdings, Inc. (“Webloyalty”), a leading online marketing services company, or the Webloyalty acquisition, and from the August 1, 2011 acquisition of Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of one of the leading daily deal websites in the United States, or the Prospectiv acquisition. International segment net revenues increased by $17.8 million, primarily from the acquisition of Webloyalty and a favorable currency impact from the weaker U.S. dollar.

Segment EBITDA decreased $9.8 million, as the positive impact of the Webloyalty acquisition and higher net revenues excluding acquisitions was more than offset by higher marketing and commissions and operating costs

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Net Revenues. During the three months ended September 30, 2011 we reported net revenues of $394.7 million, an increase of $48.2 million, or 13.9%, as compared to net revenues of $346.5 million in the comparable period in 2010. Net revenues of our Membership Products increased $25.6 million primarily due to $21.5 million of net revenue from the Prospectiv and Webloyalty acquisitions along with increased revenue from higher volumes in wholesale arrangements. Loyalty Products net revenues increased $4.7 million which was primarily attributable to increased revenues from new client programs. International Products net revenues increased $17.8 million primarily from the Webloyalty acquisition which added $15.3 million and a favorable currency impact of $3.8 million as a result of the weaker U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense increased by $24.9 million, or 17.3%, to $168.7 million for the three months ended September 30, 2011 from $143.8 million for the three months ended September 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level. As previously disclosed, during the third quarter of 2010, certain marketing programs were delayed. Costs increased in ur International business primarily due to Webloyalty acquisition.

Operating Costs. Operating costs increased by $23.5 million, or 25.4%, to $116.0 million for the three months ended September 30, 2011 from $92.5 million for the three months ended September 30, 2010. Operating costs were higher primarily due to the Webloyalty and Prospectiv acquisitions, which totaled $9.4 million, and higher fulfillment costs in our Membership business primarily from increases associated with higher membership in our identity theft protection programs.

General and Administrative Expense. General and administrative expense increased by $6.7 million, or 20.3%, to $39.7 million for the three months ended September 30, 2011 from $33.0 million for the three months ended September 30, 2010. Higher costs from the Webloyalty acquisition along with a net unfavorable impact of unrealized foreign exchange losses recorded on intercompany balances in 2011 as compared to unrealized foreign exchange gains recorded on intercompany balances in 2010.

Facility Exit Costs. During the three months ended September 30, 2011, we recorded facility exit costs in the amount of $2.9 million associated with the lease on a Webloyalty facility.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $10.3 million for the three months ended September 30, 2011 to $60.4 million from $50.1 million for the three months ended September 30, 2010, primarily from recording $14.5 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Prospectiv and Webloyalty acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $4.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $4.0 million, or 7.9%, to $46.5 million for the three months ended September 30, 2011 from $50.5 million for the three months ended September 30, 2010, as a $4.3 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $2.1 million favorable impact of refinancing the Affinion 10 1/8% senior notes in the fourth quarter of 2010, partially offset the impact of refinancing our bank loan in the fourth quarter of 2010 with 11.625% senior notes which increased interest costs by $2.3 million.

Income Tax Expense. Income tax expense increased by $2.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to an increase in the current state tax liabilities and deferred federal, state and foreign tax liabilities for the three months ended September 30, 2011, partially offset by a decrease in current foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended September 30, 2011 and 2010 were (9.9)% and (6.7)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $23.1 million for the three months ended September 30, 2010 to $39.2 million for the three months ended September 30, 2011 and an increase in income tax expense from $1.6 million for the three months ended September 30, 2010 to $3.9 million for the three months ended September 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$197.3	$171.7	$25.6	$24.7	$34.7	$(10.0)
Insurance and Package Products	87.2	87.1	0.1	27.9	24.6	3.3
Loyalty Products	34.8	30.1	4.7	10.9	10.0	0.9
Eliminations	(0.9)	(0.9)	—	—	—	—

Total North America	318.4	288.0	30.4	63.5	69.3	(5.8)
Affinion International
International Products	76.3	58.5	17.8	9.6	7.8	1.8

Total products	394.7	346.5	48.2	73.1	77.1	(4.0)
Corporate	—	—	—	(5.7)	0.1	(5.8)

Total	$394.7	$346.5	$48.2	67.4	77.2	(9.8)

Depreciation and amortization				(60.4)	(50.1)	(10.3)

Income from operations				$7.0	$27.1	$(20.1)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues increased by $25.6 million, or 14.9%, to $197.3 million for the three months ended September 30, 2011 as compared to $171.7 million for the three months ended September 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty and Prospectiv acquisitions which added $21.5 million. In addition, net revenues increased primarily from higher volumes in wholesale arrangements.

Segment EBITDA decreased by $10.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Excluding acquisitions, Segment EBITDA decreased $14.0 million primarily due to higher marketing and commissions of $11.2 million and higher operating costs of $7.7 million partially offset by higher other revenues of $4.1 million. The higher operating costs primarily reflect increases associated with higher membership in our identity theft protection programs. These decreases were partially offset by the acquisitions of Webloyalty and Prospectiv which increased Segment EBITDA by $4.0 million.

Insurance and Package Products. Insurance and Package Products reported net revenues of $87.2 million for the three months ended September 30, 2011, essentially unchanged as compared to $87.1 million for the three months ended September 30, 2010. Insurance revenue increased approximately $1.3 million, primarily due to higher average revenue per insured and a lower cost of insurance from lower claims experience. Package revenue decreased approximately $1.2 million, primarily due to lower annualized net revenue per average package member.

Segment EBITDA increased by $3.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to the lower marketing and commissions.

Loyalty Products. Revenues from Loyalty Products increased by $4.7 million, or 15.6%, for the three months ended September 30, 2011 to $34.8 million as compared to $30.1 million for the three months ended September 30, 2010 as revenue from new clients and growth from existing clients more than offset client non-renewals and renegotiations.

Segment EBITDA increased by $0.9 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, as the higher new revenue was partially offset by higher product and servicing costs associated with new clients.

Affinion International

International Products. International Products net revenues increased by $17.8 million, or 30.4%, to $76.3 million for the three months ended September 30, 2011 as compared to $58.5 million for the three months ended September 30, 2010. Net revenues increased $15.3 million from the acquisition of Webloyalty and $3.8 million as a result of the weaker U.S. dollar. These increases were partially offset by lower membership revenue primarily due to a change in deal structure with a key client, moving joins from retail to wholesale.

Segment EBITDA increased by $1.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily from the $4.1 million impact of Webloyalty and lower acquisition-related costs, which were partially offset by higher marketing and commissions.

Corporate

Corporate costs increased by $5.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to foreign exchange losses on intercompany borrowings in 2011 as compared to foreign exchange gains recorded in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase (Decrease)
Net revenues	$1,148.7	$1,030.2	$118.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	472.5	423.6	48.9
Operating costs	333.2	275.7	57.5
General and administrative	137.3	106.8	30.5
Facility exit costs	4.2	8.0	(3.8)
Depreciation and amortization	183.3	147.2	36.1

Total expenses	1,130.5	961.3	169.2

Income from operations	18.2	68.9	(50.7)
Interest income	1.0	0.4	0.6
Interest expense	(141.6)	(145.5)	3.9
Loss on redemption of preferred stock	(6.5)	—	(6.5)
Loss on extinguishment of debt	—	(7.4)	7.4
Other expense, net	0.1	(1.8)	1.9

Loss before income taxes and non-controlling interest	(128.8)	(85.4)	(43.4)
Income tax expense	(8.6)	(9.0)	0.4

Net loss	(137.4)	(94.4)	(43.0)
Less: net income attributable to non-controlling interest	(0.7)	(0.8)	0.1

Net loss attributable to Affinion Group Holdings, Inc.	$(138.1)	$(95.2)	$(42.9)

Summary of Operating Results for the Nine Months Ended September 30, 2011

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2011.

Net revenues increased $118.5 million, or 11.5%, for the nine months ended September 30, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $85.4 million, primarily from the acquisitions of Connexions and Webloyalty. International segment net revenues increased by $33.1 million as the contribution from the acquisition of Webloyalty and a favorable currency impact were partially offset by lower package revenues principally from contract renewals with existing clients and lower membership revenue primarily from a change in deal structure with a key client.

Segment EBITDA decreased $14.6 million, as the positive impact of the Webloyalty and Connexions acquisitions were more than offset by lower net revenues excluding acquisitions, higher marketing and commissions and higher general and administrative costs primarily attributable to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. In addition, 2011 benefited from the absence of facility exit costs associated with the lease on our former corporate headquarters totaling $8.0 million recorded in the second quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net Revenues. During the nine months ended September 30, 2011 we reported net revenues of $1,148.7 million, an increase of $118.5 million, or 11.5%, as compared to net revenues of $1,030.2 million in the comparable period in 2010. Net revenues of our Membership Products increased $58.0 million primarily due to higher net revenue of $57.6 million from the Prospectiv and Webloyalty acquisitions. Loyalty Products net revenues increased $31.3 million which was primarily attributable to the Connexions acquisition. International Products net revenues increased $33.1 million as the $38.0 million increase from the Webloyalty acquisition and the $10.6 million favorable impact from the weaker U.S. dollar was partially offset by lower package revenue and the negative impact of a change in deal structure with a key client. Net revenues from our Insurance and Package Products declined $3.9 million as a one-time payment from a benefit provider was more than offset by an increase in the cost of insurance and lower package revenue primarily due to lower fee-based revenue from our NetGain product and lower annualized net revenue per average package member.

Marketing and Commissions Expense. Marketing and commissions expense increased by $48.9 million, or 11.5%, to $472.5 million for the nine months ended September 30, 2011 from $423.6 million for the nine months ended September 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level as compared to the first nine months of 2010 when, as previously disclosed, certain marketing programs were delayed. Costs increased in our International business primarily due to the acquisition of Webloyalty. These increases were partially offset by lower costs in our Insurance and Package business.

Operating Costs. Operating costs increased by $57.5 million, or 20.9%, to $333.2 million for the nine months ended September 30, 2011 from $275.7 million for the nine months ended September 30, 2010. Operating costs were higher primarily due to the Prospectiv, Webloyalty and Connexions acquisitions, which totaled $39.4 million. Additionally, fulfillment costs increased in our Membership business primarily from increases associated with higher membership in our identity theft protection programs.

General and Administrative Expense. General and administrative expense increased by $30.5 million, or 28.6%, to $137.3 million for the nine months ended September 30, 2011 from $106.8 million for the nine months ended September 30, 2010, primarily from cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million along with higher costs from the Webloyalty and Connexions acquisitions.

Facility Exit Costs. During the nine months ended September 30, 2011, we recorded facility exit costs in the amount of $4.2 million associated with leases on certain Webloyalty facilities. During the nine months ended September 30, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $36.1 million for the nine months ended September 30, 2011 to $183.3 million from $147.2 million for the nine months ended September 30, 2010, primarily from recording $49.0 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Prospectiv, Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $13.4 million on the intangible assets acquired in the connection with the Apollo Transactions, as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $3.9 million to $141.6 million for the nine months ended September 30, 2011 from $145.5 million for the nine months ended September 30, 2010, as a $11.1 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $6.5 million favorable impact of refinancing the Affinion 10 1/8% senior notes in the fourth quarter of 2010, partially offset the impact of refinancing our bank loan in the fourth quarter of 2010 with 11.625% senior notes which increased interest costs by $5.2 million. In addition, interest costs increased from higher interest accrued on the Affinion term loan of approximately $12.7 million primarily due to increased borrowings which partially offset lower interest accruals on the accretion and dividends related to our preferred stock of $3.0 million. The preferred stock was redeemed in the first quarter of 2011.

Loss on Redemption of Preferred Stock. The $6.5 million loss on redemption of preferred stock for the nine months ended September 30, 2011 was recognized upon the redemption of 29,893 shares of preferred stock at a cost of $46.6 million. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of the Affinion term loan in April 2010 in the amount of $7.4 million which represents the unamortized balance of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the term loan.

Other Expense. During the nine months ended September 30, 2010, we recorded foreign exchange losses of $1.8 million related to intercompany financing transactions. These intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the nine months ended September 30, 2011.

Income Tax Expense. Income tax expense decreased by $0.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to a decrease in foreign tax expense for the nine months ended September 30, 2011, partially offset by an increase in the deferred federal and state tax liabilities for the nine months ended September 30, 2011.

Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were (6.6)% and (10.6)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $85.4 million for the nine months ended September 30, 2010 to $128.8 million for the nine months ended September 30, 2011 and a decrease in income tax expense from $9.0 million for the nine months ended September 30, 2010 to $8.6 million for the nine months ended September 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$575.5	$517.5	$58.0	$91.0	$104.6	$(13.6)
Insurance and Package Products	260.1	264.0	(3.9)	82.1	78.4	3.7
Loyalty Products	102.3	71.0	31.3	32.0	22.1	9.9
Eliminations	(2.6)	(2.6)	—	—	—	—

Total North America	935.3	849.9	85.4	205.1	205.1	—
Affinion International
International Products	213.4	180.3	33.1	23.3	21.1	2.2

Total products	1,148.7	1,030.2	118.5	228.4	226.2	2.2
Corporate	—	—	—	(26.9)	(10.1)	(16.8)

Total	$1,148.7	$1,030.2	$118.5	201.5	216.1	(14.6)

Depreciation and amortization				(183.3)	(147.2)	(36.1)

Income from operations				$18.2	$68.9	$(50.7)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues increased by $58.0 million, or 11.2%, to $575.5 million for the nine months ended September 30, 2011 as compared to $517.5 million for the nine months ended September 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty and Prospectiv acquisitions which added $57.6 million.

Segment EBITDA decreased by $13.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Segment EBITDA decreased primarily from increased marketing and commissions of $26.6 million and higher operating and general and administrative costs totaling $13.9 million. These factors more than offset the $18.5 million of Segment EBITDA attributable to the Webloyalty and Prospectiv acquisitions and lower facility exit costs of $8.0 million related to the absence of a charge in 2010 related to the lease on our former corporate headquarters facility.

Insurance and Package Products. Insurance and Package Products reported net revenues of $260.1 million for the nine months ended September 30, 2011, a decrease of $3.9 million, or 1.5%, as compared to $264.0 million for the nine months ended September 30, 2010. Insurance revenue increased approximately $3.1 million as a one-time payment from a benefit provider was partially offset by a higher cost of insurance from higher claims experience. Package revenue decreased approximately $7.0 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA increased by $3.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, as the lower net revenues were more than offset by lower marketing and commissions.

Loyalty Products. Revenues from Loyalty Products increased by $31.3 million, or 44.1%, for the nine months ended September 30, 2011 to $102.3 million as compared to $71.0 million for the nine months ended September 30, 2010. Net revenues increased $30.3 million as a result of the Connexions acquisition.

Segment EBITDA increased by $9.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International Products net revenues increased by $33.1 million, or 18.4%, to $213.4 million for the nine months ended September 30, 2011 as compared to $180.3 million for the nine months ended September 30, 2010. Net revenues increased $38.0 million from the acquisition of Webloyalty and $10.6 million as a result of the weaker U.S. dollar. These increases were partially offset by lower package revenue primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients and a change in deal structure with a key client thereby moving joins from retail to wholesale.

Segment EBITDA increased by $2.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily from the $9.6 million impact of Webloyalty and lower acquisition-related costs, which were partially offset by the effect of the lower net revenues excluding Webloyalty.

Corporate

Corporate costs increased by $16.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, principally due to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million and higher stock compensation accruals of $2.1 million. These costs were partially offset by unrealized foreign exchange gains recorded in 2011 on intercompany borrowings as compared to unrealized foreign exchange losses recorded on intercompany borrowings in 2010 which netted to a favorable impact of $2.1 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition—September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010	Increase (Decrease)
	(in millions)
Total assets	$1,769.1	$1,564.9	$204.2
Total liabilities	3,027.7	2,738.4	289.3
Total deficit	(1,258.6)	(1,173.5)	85.1

Total assets increased by $204.2 million due to (i) an increase in goodwill of $225.3 million, primarily due to the Webloyalty and Prospectiv acquisitions and (ii) an increase in receivables of $39.4 million, principally due to the timing of payments for gift cards utilized for loyalty program fulfillment and the launch of a major new Loyalty Products travel client. These increases were partially offset by (i) a decrease in cash of $59.8 million (see “—Liquidity and Capital Resources—Cash Flows”) and (ii) a decrease in other intangibles, net of $13.0 million, principally due to amortization expense of $145.4 million partially offset by the acquisition of member relationships and other intangibles of $131.0 million in connection with the Webloyalty and Prospectiv acquisitions.

Total liabilities increased $289.3 million primarily due to (i) an increase in long-term debt of $243.5 million, principally as a result of the $250.0 million incremental term loan borrowing under Affinion’s senior secured credit facility, partially offset by the repayments of the Affinion term loan and other borrowings and (ii) an increase in accounts payable and accrued expenses of $71.2 million due to the principally due to higher interest accruals of $25.0 million due to the timing of interest payments on borrowings, the seasonality of loyalty program redemptions and the effect of the launch of a major new Loyalty Products travel client. These increases were partially offset by the $39.8 million decrease in mandatorily redeemable preferred stock as a result of the redemption of the preferred stock.

Total deficit increased by $85.1 million, principally due to the net loss attributable to the Company of $138.1 million and return of capital payments made to the Company’s shareholders of $241.6 million, partially offset by the issuance of equity instruments valued at $290.7 million in connection with the Webloyalty acquisition.

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

On January 18, 2011, utilizing available cash on hand, Affinion paid a dividend of approximately $123.4 million to us. We utilized the proceeds of the dividend and available cash on hand to (i) redeem approximately $41.2 million liquidation preference of our outstanding preferred stock, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to our option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, utilizing borrowings under the term loan facility under the Affinion Group senior secured credit facility, Affinion paid a dividend of approximately $199.8 million to us. We utilized the proceeds of the dividend to (i) redeem approximately $5.4 million liquidation preference of our outstanding preferred stock, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of our option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

Cash Flows—Nine Months Ended September 30, 2011 and 2010

At September 30, 2011, we had $104.4 million of cash and cash equivalents on hand, a decrease of $84.5 million from $188.9 million at September 30, 2010. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Cash provided by (used in):
Operating activities	$42.8	$127.6	$(84.8)
Investing activities	(44.5)	(199.5)	155.0
Financing activities	(58.2)	193.5	(251.7)
Effect of exchange rate changes	0.1	(2.5)	2.6

Net change in cash and cash equivalents	$(59.8)	$119.1	$178.9

Operating Activities

During the nine months ended September 30 2011, we generated $84.8 million less cash from operating activities than during the nine months ended September 30, 2010. Segment EBITDA decreased by $14.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 (see “Results of Operations”). In addition, accounts payable and accrued expenses, which generated cash flows that were $83.6 million less favorable, and accounts receivable, which generated cash flows that were $40.9 million less favorable, were negatively impacted by the timing of receipts and payments, as well as the acquisitions of Connexions and Webloyalty on July 1, 2010 and January 14, 2011, respectively. These decreases were partially offset by favorable changes in other current assets and deferred revenue of $25.9 million and $25.1 million, respectively.

Investing Activities

We used $155.0 million less cash in investing activities during the nine months ended September 30, 2011 as compared to the same period in 2010. During the nine months ended September 30, 2011, we acquired $26.1 million of cash as a result of our acquisition of Webloyalty and used $39.0 million and $32.9 million for capital expenditures and acquisition-related payments, respectively. During the nine months ended September 30, 2010, we used $168.1 million for acquisition-related payments, primarily for the acquisition of Connexions and a credit card registration membership business, and $29.4 million for capital expenditures.

Financing Activities

We used $251.7 million more cash in financing activities during the nine months ended September 30, 2011 as compared to the same period in 2010. During the nine months ended September 30, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, made principal payments on our debt of $8.8 million and incurred financing costs of $6.6 million. In addition, during the nine months ended September 30, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.6 million to redeem all of our mandatorily redeemable preferred stock. During the nine months ended September 30, 2010, Affinion amended and restated its senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $4.6 million under other borrowings. During the nine months ended September 30, 2010, Affinion also incurred $27.0 million of deferred financing costs in connection with the amended and restated senior secured credit facility.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we sold $325 million aggregate principal amount of 11.625% senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility in April 2010. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. As of September 30, 2011, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “Affinion Holdings senior notes”). The interest on the Affinion Holdings senior notes is payable semi-annually on May 15 and November 15 of each year. At any time prior to November 15, 2012, the Company may redeem the Affinion Holdings senior notes, at its option, in whole or in part, at a redemption price equal to the principal amount plus an applicable premium. On or after November 15, 2012, the Company may redeem some or all of the Affinion Holdings senior notes at any time at the redemption prices (generally at a premium) set forth in the indenture governing the Notes. The Affinion Holdings senior notes contain restrictive covenants related primarily to the Company’s ability to pay dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company used a portion of the net proceeds of $320.3 million, along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan. A portion of the remaining proceeds from the offering of the Affinion Holdings senior notes were utilized to pay related fees and expenses, with the balance retained for general corporate purposes. The fees and expenses will be capitalized and amortized over the term of the Affinion Holdings senior notes. In October, 2010, the Company recognized a loss of $2.8 million, representing the write-off of unamortized balances of the debt discount and deferred financing costs associated with the senior unsecured term loan, in connection with the repayment of the senior unsecured term loan. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the Affinion Holdings senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding Affinion Holdings senior notes for a like principal amount of Affinion Holdings senior notes that have been registered under the Securities Act.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for the senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under Affinion’s senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to September 30, 2011 was 5% per annum. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with Affinion’s refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the second quarter of 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

In February 2011, Affinion used a portion of the Incremental Term Loans to pay a dividend to us of approximately $199.8 million. We used the proceeds of the dividend to (i) redeem our outstanding preferred stock with a liquidation preference of approximately $5.4 million, (ii) pay a dividend to our stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of our option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875% senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Group senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. The 7.875% senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Group senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 7.875% senior notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 7.875% senior notes for a like principal amount of 7.875% senior notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of the 7.875% senior notes to finance the purchase of the 2005 senior notes and the 2009 senior notes.

At September 30, 2011, the Company had $1,110.0 million outstanding under Affinion’s term loan facility, $325.0 million ($321.2 million, net of discount) outstanding under the Affinion Holdings senior notes, $475.0 million ($471.8 million, net of discount) outstanding under Affinion’s 2010 senior notes and $355.5 million ($353.4 million, net of discount) outstanding under Affinion’s senior subordinated notes. At September 30, 2011, there were no outstanding borrowings under Affinion’s revolving credit facility and Affinion had $158.3 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $6.7 million of letters of credit.

Covenant Compliance

The indenture governing the Affinion Holdings senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of September 30, 2011, the Company was in compliance with the restrictive covenants under the indenture governing the Affinion Holdings senior notes.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2011 to Adjusted EBITDA.

Twelve Months Ended September 30, 2011(a)
(in millions)
Net cash provided by operating activities	$(6.3)
Interest expense, net	187.3
Income tax expense	12.4
Amortization of favorable and unfavorable contracts	1.4
Amortization of debt discount and financing costs	(11.0)
Preferred stock dividend and accretion	(1.6)
Unrealized gain on interest rate swaps	4.3
Deferred income taxes	(6.5)
Payment received for assumption of loyalty points program liability	(4.8)
Payment of in-kind interest upon redemption of debt securities	12.8
Changes in assets and liabilities	66.1

Twelve Months Ended September 30, 2011(a)
(in millions)
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	42.5
Other, net(c)	38.7

Adjusted EBITDA, excluding Webloyalty and Prospectiv(d)	335.3
Effect of the Webloyalty and Prospectiv acquisitions(e)	16.3

Adjusted EBITDA, including Webloyalty and Prospectiv(f)	$351.6

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the nine months ended September 30, 2010, plus consolidated financial data for the nine months ended September 30, 2011.
(b)	Eliminates the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding Webloyalty and Prospectiv, does not give pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty and Prospectiv as if such acquisitions had occurred on October 1, 2010 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(e)	Gives effect to the completion of the Webloyalty and Prospectiv acquisitions as if they had occurred on October 1, 2010.
(f)	Adjusted EBITDA, including Webloyalty and Prospectiv, gives pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011 as if such acquisitions had occurred on October 1, 2010.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended September 30, 2011 to Adjusted EBITDA as required by our indenture governing the Affinion Holdings senior notes.

Twelve Months Ended September 30, 2011(a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(234.0)
Interest expense, net	187.3
Income tax expense	12.4
Non-controlling interest	0.9
Loss on redemption of preferred stock	6.5
Loss on extinguishment of debt	32.3
Depreciation and amortization	231.3
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	8.0
Certain legal costs(c)	24.3
Net cost savings(d)	10.2
Other, net(e)	56.1

Adjusted EBITDA, excluding Webloyalty and Prospectiv(f)	335.3
Effect of the Webloyalty and Prospectiv acquisitions(g)	16.3

Adjusted EBITDA, including Webloyalty and Prospectiv(h)	$351.6

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the nine months ended September 30, 2010, plus consolidated financial data for the nine months ended September 30, 2011.
(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—eliminates the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition.
(c)	Certain legal costs—represents the elimination of legal costs for certain legal matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.

(e)	Other, net—represents (i) the elimination of net changes in certain reserves, (ii) the elimination of share-based compensation expense, including payments to option holders, (iii) the elimination of foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the elimination of the loss from an investment accounted for under the equity method, (v) the elimination of costs related to acquisitions, (vi) the elimination of consulting fees paid to Apollo and (vii) the elimination of facility exit costs.
(f)	Adjusted EBITDA, excluding Webloyalty and Prospectiv, does not give pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty and Prospectiv as if such acquisitions had occurred on October 1, 2010 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(g)	Gives effect to the completion of the Webloyalty and Prospectiv acquisitions as if they had occurred on October 1, 2010.
(h)	Adjusted EBITDA, including Webloyalty and Prospectiv, gives pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011 as if such acquisitions had occurred on October 1, 2010.

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

All of the interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $2.2 million and $20.0 million, respectively, related to the interest rate swaps.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At September 30, 2011
Fixed rate debt	$0.1	$0.6	$0.5	$0.4	$680.8	$475.0	$1,157.4	$952.0
Average interest rate	10.04%	10.04%	10.04%	10.04%	10.04%	7.88%
Variable rate debt	$2.8	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,110.0	$1,012.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swaps(b)								$13.8
Average pay rate	2.99%	2.99%
Average receive rate	0.30%	0.55%

(a)	Average interest rate is based on rates in effect at September 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at September 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contracts

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

At September 30, 2011, the Company’s estimated fair value of Affinion’s foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2011, approximately $86.9 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: October 27, 2011	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.