Form 10-Q
period 2012-03-31
Affinion Group Holdings, Inc.
filed 2012-04-26
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 25, 2012 was 84,836,217

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(In millions, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$117.0	$106.4
Restricted cash	30.2	30.4
Receivables (net of allowance for doubtful accounts of $2.9 and $2.4, respectively)	149.7	126.8
Receivables from related parties	0.1	0.8
Profit-sharing receivables from insurance carriers	88.5	74.0
Prepaid commissions	49.6	52.6
Income taxes receivable	2.2	2.1
Other current assets	73.5	68.1

Total current assets	510.8	461.2
Property and equipment, net	135.5	134.7
Contract rights and list fees, net	22.7	22.5
Goodwill	629.8	627.5
Other intangibles, net	315.8	351.2
Other non-current assets	75.2	79.6

Total assets	$1,689.8	$1,676.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.8	$11.9
Accounts payable and accrued expenses	451.1	405.3
Payables to related parties	0.1	0.7
Deferred revenue	148.8	152.5
Income taxes payable	4.0	3.4

Total current liabilities	615.8	573.8
Long-term debt	2,241.6	2,244.0
Deferred income taxes	66.6	67.5
Deferred revenue	17.6	17.8
Other long-term liabilities	38.0	53.7

Total liabilities	2,979.6	2,956.8

Commitments and contingencies (Note 7)
Deficit
Common stock, $0.01 par value, 360,000,000 shares authorized, 85,051,640 and 85,049,740 shares issued and 84,836,217 and 84,834,856 shares outstanding	0.9	0.9
Additional paid-in capital	127.1	125.9
Warrants	1.7	1.7
Accumulated deficit	(1,427.1)	(1,413.7)
Accumulated other comprehensive income	7.5	5.2
Treasury stock, at cost 215,423 shares and 214,884 shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,291.0)	(1,281.1)
Non-controlling interest in subsidiary	1.2	1.0

Total deficit	(1,289.8)	(1,280.1)

Total liabilities and deficit	$1,689.8	$1,676.7

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In millions)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net revenues	$381.8	$366.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	154.8	143.9
Operating costs	118.1	108.0
General and administrative	22.1	52.9
Depreciation and amortization	50.1	61.5

Total expenses	345.1	366.3

Income from operations	36.7	0.6
Interest income	0.3	0.2
Interest expense	(47.6)	(46.3)
Loss on redemption of preferred stock	—	(6.5)
Other expense, net	0.1	0.1

Loss before income taxes and non-controlling interest	(10.5)	(51.9)
Income tax expense	(2.7)	(4.5)

Net loss	(13.2)	(56.4)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)

Net loss attributable to Affinion Group Holdings, Inc.	$(13.4)	$(56.6)

Net loss	$(13.2)	$(56.4)
Currency translation adjustment, net of tax	2.3	2.5

Comprehensive loss	(10.9)	(53.9)
Less: comprehensive income attributable to non-controlling interest	(0.2)	(0.2)

Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(11.1)	$(54.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND YEAR ENDED DECEMBER 31, 2011

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$126.8	$1.7	$(1,413.7)	$5.2	$(1.1)	$1.0	$(1,280.1)
Net income (loss)			(13.4)			0.2	(13.2)
Currency translation adjustment, net of tax				2.3			2.3
Share-based compensation	1.2						1.2

Balance, March 31, 2012	$128.0	$1.7	$(1,427.1)	$7.5	$(1.1)	$1.2	$(1,289.8)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)

Net income (loss)			(156.9)			0.9	(156.0)
Currency translation adjustment, net of tax				(4.3)		(0.2)	(4.5)
Equity instruments issued for acquisition of Webloyalty	289.0	1.7					290.7
Dividend paid to non-controlling interest						(1.0)	(1.0)
Issuance of common stock related to restricted stock units and options	0.1						0.1
Share-based compensation	5.7						5.7
Expiration of warrants	16.7	(16.7)					—
Return of capital	(241.6)						(241.6)

Balance, December 31, 2011	$126.8	$1.7	$(1,413.7)	$5.2	$(1.1)	$1.0	$(1,280.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In millions)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Net loss	$(13.2)	$(56.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50.1	61.5
Amortization of debt discount and financing costs	2.7	2.5
Preferred stock dividend and accretion	—	0.4
Loss on redemption of preferred stock	—	6.5
Unrealized loss on interest rate swaps	0.9	0.6
Adjustment to liability for additional consideration based on earn-out	(14.6)	—
Share-based compensation	3.1	2.8
Deferred income taxes	1.0	2.5
Net change in assets and liabilities:
Restricted cash	0.3	(0.1)
Receivables	(21.5)	(17.7)
Receivables from related parties	0.7	(0.3)
Profit-sharing receivables from insurance carriers	(14.5)	(9.1)
Prepaid commissions	3.1	0.3
Other current assets	(4.5)	(7.6)
Contract rights and list fees	(0.2)	(1.5)
Other non-current assets	0.1	3.2
Accounts payable and accrued expenses	42.1	17.5
Payables to related parties	(0.6)	0.3
Deferred revenue	(5.1)	5.7
Income taxes receivable and payable	0.5	1.8
Other long-term liabilities	(1.2)	(2.5)
Other, net	(0.7)	(2.1)

Net cash provided by operating activities	28.5	8.3

Investing Activities
Capital expenditures	(14.7)	(13.2)
Restricted cash	0.1	1.1
Acquisition-related payments, net of cash acquired	(1.2)	—
Cash acquired in Webloyalty acquisition	—	26.1

Net cash provided by (used in) investing activities	(15.8)	14.0

Financing Activities
Proceeds from issuance of Affinion term loan	—	250.0
Principal payments on borrowings	(2.9)	(2.9)
Return of capital	—	(241.6)
Financing costs	—	(5.6)
Redemption of preferred stock	—	(46.6)
Repurchase of employee equity award of a subsidiary	—	(3.5)
Distribution to non-controlling interest of a subsidiary	—	(1.1)

Net cash used in financing activities	(2.9)	(51.3)

Effect of changes in exchange rates on cash and cash equivalents	0.8	0.9

Net increase (decrease) in cash and cash equivalents	10.6	(28.1)
Cash and cash equivalents, beginning of period	106.4	164.2

Cash and cash equivalents, end of period	$117.0	$136.1

Supplemental Disclosure of Cash Flow Information:
Interest payments	$17.9	$15.6

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Income tax payments, net of refunds	$1.0	$0.2

Non-cash investing and financing activities:
Accrued capital expenditures	$1.1	$0.5

Equity instruments contributed to subsidiary	$—	$296.3

Property and equipment acquired under capital lease	$—	$0.5

Receivables from related parties and payables to related parties have been presented gross for the three months ended March 31, 2011 and amortization of favorable and unfavorable contracts has been included in Other, net for the three months ended March 31, 2011 to conform to the presentation for the three months ended March 31, 2012.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 1, 2012 (the “Form 10-K”).

Business Description—The Company provides comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of consumers with many of the largest companies in the world. The Company partners with these companies to develop and market programs that provide services to their end-customers using its expertise in customer engagement, creative design and product development. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners. The Company refers to subscribers or members as those consumers to whom it provides services directly and has a contractual relationship. The Company refers to end-customers as those consumers that it services on behalf of a third party, such as one of its marketing partners, with whom it has a contractual relationship.

The Company has substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet and in bundling unique benefits to offer products and services to the customers of its marketing partners on a highly targeted basis.

The Company designs programs that provide a diversity of benefit based on end-customers’ needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings on purchases. For instance, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, and other products and services.

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

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company provides its clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards, and merchandise. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages turnkey travel services that are sold on a private label basis to provide its clients’ customers with direct access to the Company’s proprietary travel platform.

•

Affinion International. Affinion International is comprised of the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company elected to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 did not have a material impact on its consolidated financial position, results of operations and cash flows.

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

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under Affinion’s senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and 11  1/2% senior subordinated notes (see Note 5—Long-term Debt).

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

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). As of March 31, 2011, the Company had incurred $3.7 million of acquisition costs, of which $1.3 million was recognized during the three months ended March 31, 2011 and included in general and administrative expense in the unaudited condensed consolidated statement of comprehensive income. There were no such costs incurred during the three months ended March 31, 2012.

On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of a daily deal website. On August 1, 2011, the merger was consummated and, as a result, Affinion acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv achieves certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders will be entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation will be settled in some combination of cash and shares of the Company’s common stock. As of the acquisition date, the liability for the additional consideration to be paid in connection with the earn-out was estimated to be $24.1 million, which was recorded at its fair value at the acquisition date of $14.4 million. As of the acquisition date, the purchase price, consisting of the cash paid at closing and the estimated fair value of the earn-out as of the acquisition date was estimated at $46.2 million. The Company has allocated the purchase price of $46.2 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.4
Accounts receivable	3.0
Other current assets	0.5
Property and equipment	0.5
Intangible assets	12.3
Goodwill	31.5
Accounts payable and accrued liabilities	(4.0)

Consideration transferred	$46.2

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. During the three months ended March 31, 2012 and 2011, there were no acquisition costs incurred by the Company.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals reduced general and administrative expense for the three months ended March 31, 2012 by $14.6 million and $1.1 million, respectively.

The Company believes the revisions made to the Prospectiv forecast as well as other marketplace events, represent an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, the Company is in the process of performing an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment. As of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company had not completed this analysis due to the complexities involved in forecasting the business in a new and evolving industry. Additionally, based on the work performed to date, the Company is unable to reasonably estimate the amount, if any, of an impairment loss. The Company expects to complete its test for impairment of goodwill during the three months ending June 30, 2012. The Company will also continue to evaluate triggers for the recoverability of its intangible assets. No assurance can be given that the Company will not be required to record an impairment loss on goodwill or its intangibles during the quarter ended June 30, 2012 or in the future.

The pro forma revenue and income (loss) before income taxes and non-controlling interest of the Company for the three months ended March 31, 2011 assuming the Webloyalty and Prospectiv acquisitions had occurred on January 1, 2010 would have been $378.9 million and $(43.4) million, respectively. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty and Prospectiv acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocation of Prospectiv is subject to finalization of the Company’s analysis of the assets acquired and liabilities assumed. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year after the acquisition date.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$935.8	$(845.5)	$90.3
Affinity relationships	646.6	(470.8)	175.8
Proprietary databases and systems	62.6	(56.2)	6.4
Trademarks and tradenames	36.2	(12.6)	23.6
Patents and technology	50.7	(31.8)	18.9
Covenants not to compete	2.1	(1.3)	0.8

	$1,734.0	$(1,418.2)	$315.8

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$934.7	$(821.3)	$113.4
Affinity relationships	643.0	(457.1)	185.9
Proprietary databases and systems	62.6	(55.8)	6.8
Trademarks and tradenames	36.0	(11.8)	24.2
Patents and technology	49.5	(29.5)	20.0
Covenants not to compete	2.2	(1.3)	0.9

	$1,728.0	$(1,376.8)	$351.2

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $4.8 million and $3.1 million, respectively, from December 31, 2011 to March 31, 2012. During the three months ended June 30, 2011, the Company revised the purchase price allocation related to its January 14, 2011 acquisition of Webloyalty, which included a revision of the fair value of the acquired intangible assets from $84.6 million at March 31, 2011 to $116.1 million at June 30, 2011. As a result of the revisions to the portion of the Webloyalty purchase price allocated to intangible assets, amortization expense previously reported for the three months ended June 30, 2011 included $11.6 million of amortization expense attributable to the three months ended March 31, 2011. The accompanying unaudited statement of comprehensive income for the three months ended March 31, 2011 reflects the previously reported amortization expense, adjusted to include the additional $11.6 million of amortization expense recorded during the three months ended June 30, 2011 attributable to the three months ended March 31, 2011.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Member relationships	$23.6	$33.4
Affinity relationships	11.2	11.7
Proprietary databases and systems	0.3	0.2
Trademarks and tradenames	0.7	0.5
Patents and technology	2.3	3.8
Covenants not to compete	0.1	0.1

	$38.2	$49.7

Based on the Company’s amortizable intangible assets as of March 31, 2012, the Company expects the related amortization expense for fiscal 2012 and the four succeeding fiscal years to be approximately $133.5 million in 2012, $70.7 million in 2013, $59.4 million in 2014, $40.7 million in 2015 and $11.5 million in 2016.

At January 1, 2012 and March 31, 2012, the Company had gross goodwill of $643.0 million and $645.3 million, respectively, and accumulated impairment losses of $15.5 million as of both dates. The accumulated impairment loss, recognized in 2006, represents the impairment of all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions. The carrying amount of goodwill attributed to each of the Company’s reportable segments is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Membership products	$413.5	$413.5
Insurance and package products	58.3	58.3
Loyalty products	81.7	81.7
International products	76.3	74.0

	$629.8	$627.5

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. The Company believes the revisions made to the Prospectiv forecast as well as other marketplace events, represent an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, the Company is in the process of performing an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment. As of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company had not completed this analysis due to the complexities involved in forecasting the business in a new and evolving industry. Additionally, based on the work performed to date, the Company is unable to reasonably estimate the amount, if any, of an impairment loss. The Company expects to complete its test for impairment of goodwill during the three months ending June 30, 2012. The Company will also continue to evaluate triggers for the recoverability of its intangible assets. No assurance can be given that the Company will not be required to record an impairment loss on goodwill or its intangibles during the quarter ended June 30, 2012 or in the future.

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$60.4	$(59.1)	$1.3	$58.7	$(57.3)	$1.4
List fees	41.2	(19.8)	21.4	39.6	(18.5)	21.1

	$101.6	$(78.9)	$22.7	$98.3	$(75.8)	$22.5

Amortization expense for the three months ended March 31, 2012 was $1.4 million, of which $1.3 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three months ended March 31, 2011 was $3.0 million, of which $1.2 million is included in marketing expense and $1.8 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2012, the Company expects the related amortization expense for fiscal 2012 and the four succeeding fiscal years to be approximately $5.6 million in 2012, $5.1 million in 2013, $4.0 million in 2014, $3.3 million in 2015 and $2.2 million in 2016.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2012	December 31, 2011
	(in millions)
Term loan due 2016	$1,104.4	$1,107.2
7.875% senior notes due 2018, net of unamortized discount of $3.0 and $3.1, respectively, with an effective interest rate of 8.00%	472.0	471.9
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.9 and $2.0, respectively, with an effective interest rate of 11.75%	353.6	353.5
11.625% senior notes due 2015, net of unamortized discount of $3.3 and $3.5, respectively, with an effective interest rate of 12.00%	321.7	321.5
Capital lease obligations	1.7	1.8

Total debt	2,253.4	2,255.9
Less: current portion of long-term debt	(11.8)	(11.9)

Long-term debt	$2,241.6	$2,244.0

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, Affinion, as Borrower, and Affinion Holdings, as a guarantor, entered into an agreement with two of Affinion’s lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for each of the periods from January 1, 2012 to March 31, 2012 and from January 1, 2011 to March 31, 2011 was 5% per annum. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the revolving credit facility. There were no borrowings or repayments under the revolving credit facility during the three months ended March 31, 2012. Borrowings and repayments under the revolving credit facility were $50.0 million and $50.0 million, respectively, during the three months ended March 31, 2011. As of March 31, 2012, Affinion had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit issued under the Affinion Credit Facility.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “11.625% senior notes”). The Company used a portion of the proceeds of $320.3 million (net of discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay in full the Company’s then-outstanding senior unsecured term loan. A portion of the remaining proceeds from the offering of the 11.625% senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the 11.625% senior notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 11.625% senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 11.625% senior notes for a like principal amount of 11.625% senior notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 Senior Notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 2010 Senior Notes for a like principal amount of 2010 Senior Notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the previously outstanding senior notes issued in 2005, 2006 and 2009.

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

On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 10  1/8% Senior Notes due 2013 and all of the then-outstanding 11  1/2% Senior Subordinated Notes due 2015 for a like principal amount of 10  1/8% Senior Notes due 2013 and 11  1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act.

The Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes each contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to the Company, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the three months ended March 31, 2011, Affinion paid a cash dividend to Affinion Holdings of $323.2 million and did not pay any dividends to Affinion Holdings during the three months ended March 31, 2012.

As of March 31, 2012, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes, the 11.625% senior notes and the Senior Subordinated Notes.

6.	INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2012 and 2011, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2012 and 2011, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2012 and 2011 were (25.9)% and (8.7)% respectively. The difference in the effective tax rates for the three months ended March 31, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $51.9 million for the three months ended March 31, 2011 to $10.5 million for the three months ended March 31, 2012 and a decrease in the income tax provision from $4.5 million for the three months ended March 31, 2011 to $2.7 million for the three months ended March 31, 2012. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions arising in the three months ended March 31, 2012. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2012 decreased by $0.2 million as a result of tax positions taken during the current period.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. While that issue is on appeal, the matter has proceeded in the district court. There has been written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Raukuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. All three lawsuits have been assigned to a single judge, and the cases may be consolidated. The Company has filed a request in each case asking the court to set a status hearing to discuss scheduling and other matters.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. The Company does not know when the court will issue a ruling on these motions. On December 23, 2011, the plaintiff sought to dismiss the Company, Trilegiant, and 1-800-Flowers without prejudice. On January 4, 2012, the Company and Trilegiant objected to that dismissal (and 1-800-Flowers joined in that objection), seeking among other things dismissal with prejudice. Plaintiff responded to that objection on January 13, 2012, and we do not know when the court will enter a decision. Also, on January 13, 2012, the plaintiff sought to dismiss Chase without prejudice. On January 17, 2012, Chase filed an objection to the plaintiff’s dismissal request. That issue is currently being considered by the court. The Company does not know when the court will rule on that issue.

On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserted similar causes of action as are asserted in the Connecticut litigation on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs. On October 18, 2011, Trilegiant, AGLLC, and Apollo filed a motion to stay, to which the plaintiff never responded. On November 1, 2011, Trilegiant and AGLLC filed a motion to compel arbitration, and Apollo joined in that motion and also sought dismissal. On December 15, 2011, the plaintiff sought to dismiss the action without prejudice, and on December 21, 2011, Trilegiant, Affinion, and Apollo filed a brief urging the court to dismiss the action with prejudice. On January 17, 2012, Chase filed a motion to transfer this case to the Eastern District of New York (“EDNY”). On or about February 29, 2012, the case was dismissed without prejudice. The same lead plaintiff’s law firm also filed a substantially similar class action lawsuit against the same defendants as well as Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United States District Court for the District of Oregon, Portland Division, on July 14, 2011. On December 27, 2011, Plaintiff filed a notice of voluntary dismissal without prejudice, and the case was terminated by the court on January 6, 2012. On August 4, 2011, those same lawyers filed another substantially similar class action lawsuit against the same defendants sued in the Arizona lawsuit in the United States District Court for the Southern District of Ohio. On December 23, 2011, the plaintiff filed a notice of voluntary dismissal as to Trilegiant, AGLLC, and Apollo. On February 10, 2012, the court entered an order dismissing the lawsuit in its entirety without prejudice. On August 8, 2011, those same lawyers filed a substantially similar class action lawsuit against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and American Express Company in the United States District Court for the Southern District of New York. On December 5, 2011, the court granted American Express’s motion to compel arbitration. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to Trilegiant, AGLLC, and Apollo, and the case was closed by the court on the same day. Finally, on October 25, 2011, these same lawyers filed a substantially similar class action lawsuit against AGLLC, Trilegiant, Apollo Global Management, LLC, IAC/InterActiveCorp., Shoebuy.com, and Chase Bank USA, N.A. in the United States District Court for the Central District of California. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to all of the defendants except Chase, and the case was terminated by the court on or about February 21, 2012. On October 6, 2011, the plaintiffs in the preceding class action cases (other than the class action cases that were filed in the United States District Court for the District of Connecticut on March 6, 2012 and March 25, 2012, respectively) filed a motion under 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation (“JPML”) seeking coordinated pretrial proceedings of those class action cases with the case that was filed on June 17, 2010 in the United States Court for the District of Connecticut. (The plaintiffs later sought to include within the proposed consolidated action the case they filed on October 25, 2011 (discussed above)). Plaintiffs in those actions argued that the factual allegations in the cases raised common issues that made pretrial transfer appropriate; they sought transfer and consolidation of the cases to the United States District Court for the District of Connecticut. All of the defendants opposed that motion. On December 9, 2011, the JPML entered an order denying consolidation and transfer of these cases.

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

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The Company and Trilegiant are attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached. The courts in both actions have stayed litigation while the parties continue their good faith efforts to settle.

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

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers during the three months ended March 31, 2012 was less than $0.1 million. There were no such payments during the three months ended March 31, 2011.

From time to time Affinion International receives inquiries from the Financial Services Authority in the United Kingdom (the “FSA”) regarding its products. Resolution of an inquiry may include insignificant changes to its business practices, monetary fines and/or restitution.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2012, the Company provided guarantees for surety bonds totaling approximately $11.8 million and issued letters of credit and performance bonds totaling $9.6 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2012, there were 6.4 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of March 31, 2012, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of March 31, 2012 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of March 31, 2012, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of March 31, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of March 31, 2012 and expire between May 2015 and September 2018.

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

Stock Options

During the three months ended March 31, 2012 and 2011, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

There were no stock options granted to employees from the 2007 Plan during the three months ended March 31, 2012 and 2011. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three months ended March 31, 2012 and 2011 there were no stock options granted to members of the Board of Directors. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

The fair value of each option award from the 2007 Plan during 2011 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

2011
Expected volatility	44.0%
Expected life (in years)	4.92-6.08
Risk-free interest rate	2.03-2.37%
Dividend yield	— %

A summary of option activity for the three months ended March 31, 2012 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2012	1,558	767	767	423	3,850
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(24)	(4)	(4)	—	(437)

Outstanding options at March 31, 2012	1,534	763	763	423	3,413

Vested or expected to vest at March 31, 2012	1,534	763	763	423	3,413

Exercisable options at March 31, 2012	1,522	—	—	423	2,443

Weighted average remaining contractual term (in years)	3.7	3.7	3.7	5.3	8.3
Weighted average grant date fair value per option granted in 2012	$—	$—	$—	$—	$—
Weighted average exercise price of exercisable options at March 31, 2012	$1.55	$—	$—	$5.29	$10.83
Weighted average exercise price of outstanding options at March 31, 2012	$1.58	$1.58	$1.58	$5.29	$11.05

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2012 and 2011 totaled $1.2 million and $1.8 million, respectively. In addition, in connection with dividends paid by the Company to its common stock holders during the three months ended March 31, 2011, the Company made payments to holders of options to purchase shares of common stock of $13.7 million, which has been recognized as compensation expense during the three months ended March 31, 2011. As of March 31, 2012, there was $9.8 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “2010 RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the 2010 RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. In December 2010, the Board issued 75,000 RSUs to a new key employee that vest ratably on each of the first three anniversaries of the employee’s date of employment. In July 2011, the Board issued 50,000 RSUs to a key employee that vest ratably over an approximately two-year period following the grant date. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the three months ended March 31, 2012 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2012	292	$12.04
Granted	—	—
Vested	(178)	12.63
Forfeited	(64)	11.66

Outstanding restricted unvested awards at March 31, 2012	50	$9.16

Weighted average remaining contractual term (in years)	0.7

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.0 million, respectively. In addition, in connection with dividends paid by he Company to its common stock holders during the three months ended March 31, 2011, the Company authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest, resulting in recognition of additional stock-based compensation expense of $2.1 million during the three months ended March 31, 2011. As of March 31, 2012, there was $0.3 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.7 years.

Subsequent Event—On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the three months ending June 30, 2012, the Company expects to grant approximately 1.2 million RSUs to key employees. The RSUs expected to be awarded under the 2012 RAP will have an aggregate cash election dollar value of approximately $10.0 million and will be subject to time-based vesting conditions that run through approximately the first quarter of 2014. Generally, the number of RSUs expected to be awarded to each participant will be equal to the quotient of (i) the Dollar Award Value, divided by (ii) the value per share of Affinion Holdings’ common stock as of the grant date (which is expected to be $8.16). Upon vesting of the RSUs, participants are expected to be able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company expects to account for these RSUs as a liability award.

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

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the pending matters described below.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share

Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three months ended March 31, 2012, only Realogy remains a related party.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three months ended March 31, 2012 and 2011. The Company incurred expenses of $0.3 million for the three months ended March 31, 2011, which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three months ended March 31, 2012.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.4 million for the three months ended March 31, 2011, which is included in marketing and commissions in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three months ended March 31, 2012.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.5 million for the three months ended March 31, 2011. There was no revenue recognized from a related party during the three months ended March 31, 2012. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.3 million for the three months ended March 31, 2011. There was no revenue recognized from a related party during the three months ended March 31, 2012.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million for each of the three months ended March 31, 2012 and 2011, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company may be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million for each of the three months ended March 31, 2012 and 2011, which are included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During each of the three months ended March 31, 2012 and 2011, the Company purchased $1.1 million of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 3.6%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million for each of the three months ended March 31, 2012 and 2011.

On January 14, 2011, in connection with the acquisition of Webloyalty, Mr. Richard J. Fernandes received warrants to purchases shares of Affinion Holdings’ common stock that may be exercised, in whole or in part, at any time between January 14, 2011 and May 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on a current exercise price per share of $8.15, $9.73 or $11.44, depending on which warrant Mr. Fernandes exercises) to Affinion Holdings.

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

In connection with the redemption in 2011 of the approximately 29,893 shares of preferred stock outstanding, the Company recognized a loss of $6.5 million during the three months ended March 31, 2011. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

Subsequent Event—On April 9, 2012, Affinion declared, and on April 10, 2012, Affinion paid, utilizing available cash on hand, a dividend of $37.0 million to the Company. The Company expects to utilize the proceeds of the dividend to make future interest payments on its 11.625% senior notes.

10.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

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

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three months ended March 31, 2012 and 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.9 million and $0.6 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2012 (dollars are in millions unless otherwise indicated):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At March 31, 2012
Fixed rate debt	$0.4	$0.5	$0.4	$680.8	$0.1	$475.0	$1,157.2	$1,067.6
Average interest rate	10.04%	10.04%	10.04%	10.04%	7.88%	7.88%
Variable rate debt	$8.4	$11.3	$11.2	$11.3	$1,062.2		$1,104.4	$1,049.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swap(b)								$8.1
Average pay rate	2.99%
Average receive rate	0.48%

(a)	Average interest rate is based on rates in effect at March 31, 2012.
(b)	The fair value of the interest rate swaps is included in accounts payables and accrued expenses at March 31, 2012. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three months ended March 31, 2012 and 2011, the Company recognized a realized loss on the forward contracts of $0.3 million and $0.2 million, respectively, and, as of March 31, 2012, had a $0.1 million unrealized gain.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2012 and December 31, 2011, approximately $74.1 million and $62.8 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2012 and December 31, 2011 due to the short-term maturities of these assets and liabilities.

b.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2012 and December 31, 2011 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.	Interest Rate Swap—At March 31, 2012 and December 31, 2011, the Company’s estimated fair value of its interest rate swap is based upon available market information. The fair value of the interest rate swap is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swap. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swap. The counterparty to the interest rate swap is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

d.	Foreign Currency Forward Contracts—At March 31, 2012 and December 31, 2011, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of March 31, 2012 are shown in the table below:

	Fair Value Measurements at March 31, 2012
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in accounts payable and accrued expenses)	$(8.1)	—	$(8.1)	—

The fair values of certain financial instruments as of December 31, 2011 are shown in the table below:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in accounts payable and accrued expenses)	$(10.4)	—	$(10.4)	—

11.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2011.

Net Revenues

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Affinion North America
Membership products	$187.9	$183.3
Insurance and package products	85.9	87.9
Loyalty products	38.4	32.8
Eliminations	(0.6)	(0.9)

Total North America	311.6	303.1
Affinion International
International products	70.2	63.8

	$381.8	$366.9

Segment EBITDA

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Affinion North America
Membership products	$45.2	$31.5
Insurance and package products	31.3	31.7
Loyalty products	12.4	10.2

Total North America	88.9	73.4
Affinion International
International products	1.2	3.9

Total products	90.1	77.3
Corporate	(3.3)	(15.2)

	$86.8	$62.1

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Segment EBITDA	$86.8	$62.1
Depreciation and amortization	(50.1)	(61.5)

Income from operations	$36.7	$0.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 and 2011. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2012 and 2011 and our financial condition as of March 31, 2012, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, included in Form 10-K for a summary of our significant accounting policies.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. During both the three months ended March 31, 2012 and the year ended December 31, 2011, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names and customer contacts of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, during 2009, as we saw subscriber pay-through rates in our North America Membership Products line begin to drop below historical averages, we began to enter into arrangements with certain marketing partners which we believe offer better utilization of our marketing spend. Under these arrangements, we pay our marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates that we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign.

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying audited consolidated statements of comprehensive income.

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

On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of a daily deal website. On August 1, 2011, the merger was consummated and, as a result, the Company acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv achieves certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders will be entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation will be settled in some combination of cash and shares of Affinion Holdings’ common stock.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals reduced general and administrative expense for the three months ended

March 31, 2012 by $14.6 million and $1.1 million, respectively.

The Company believes the revisions made to the Prospectiv forecast as well as other marketplace events, represent an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, the Company is in the process of performing an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment. As of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company had not completed this analysis due to the complexities involved in forecasting the business in a new and evolving industry. Additionally, based on the work performed to date, the Company is unable to reasonably estimate the amount, if any, of an impairment loss. The Company expects to complete its test for impairment of goodwill during the three months ending June 30, 2012. The Company will also continue to evaluate triggers for the recoverability of its intangible assets. No assurance can be given that the Company will not be required to record an impairment loss on goodwill or its intangibles during the quarter ended June 30, 2012 or in the future.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is in the process of being fully implemented. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These new and contemplated regulations could impose additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness could adversely affect our business or our reputation. If our marketing partners become involved in legal proceedings or governmental inquiries relating to our products or marketing practices this could result in our marketing partners terminating their contracts with us, their inability to facilitate payment processing or their ceasing or changing marketing services and we may be subject to indemnification obligations under our marketing agreements, all of which could have a material impact on our business. Partially as a result of this uncertain regulatory environment, we have experienced slower growth in our domestic membership customer base and domestic membership revenues, and we anticipate that this trend may continue in the near future.

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain laws and regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; and federal, state and foreign insurance and insurance mediation laws and regulations. Federal regulations are primarily enforced by the Federal Trade Commission, the Federal Communications Commission and the CFPB. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. For our insurance products, these regulations limit our ability to implement pricing changes. In addition, new and contemplated regulations enacted by the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, and adversely affect our business, financial condition and results of operations.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general investigations involving our business practices which also increase our costs of doing business. See Note 7 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

	Three Months Ended March 31,
	2012	2011
Global Average Subscribers, excluding Basic Insureds	45,728	47,766
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$29.86	$28.55
Global Membership Subscribers
Average Global Retail Subscribers(2)	11,119	11,437
Annualized Net Revenue Per Global Average Subscriber(1)	$78.85	$79.72
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	30,387	31,985
Annualized Net Revenue per Global Average Package Subscriber(1)	$7.00	$6.36
Global Insureds
Average Supplemental Insureds(2)	4,222	4,344
Annualized Net Revenue Per Supplemental Insured(1)	$65.30	$57.22
Global Average Subscribers, including Basic Insureds	68,074	70,100

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes our consolidated results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase (Decrease)
Net revenues	$381.8	$366.9	$14.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	154.8	143.9	10.9
Operating costs	118.1	108.0	10.1
General and administrative	22.1	52.9	(30.8)
Depreciation and amortization	50.1	61.5	(11.4)

Total expenses	345.1	366.3	(21.2)

Income from operations	36.7	0.6	36.1
Interest income	0.3	0.2	0.1
Interest expense	(47.6)	(46.3)	(1.3)
Loss on redemption of preferred stock	—	(6.5)	6.5
Other expense, net	0.1	0.1	—

Loss before income taxes and non-controlling interest	(10.5)	(51.9)	41.4
Income tax expense	(2.7)	(4.5)	1.8

Net loss	(13.2)	(56.4)	43.2
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	—

Net loss attributable to Affinion Group Holdings, Inc.	$(13.4)	$(56.6)	$43.2

Summary of Operating Results for the Three Months Ended March 31, 2012

The following is a summary of changes affecting our operating results for the three months ended March 31, 2012.

Net revenues increased $14.9 million, or 4.1%, for the three months ended March 31, 2012 as compared to the same period of the prior year. Net revenues in our North American units increased $8.5 million, primarily as a result of net revenues from the August 1, 2011 acquisition of Prospectiv and growth from existing clients in our Loyalty business. International segment net revenues increased by $6.4 million, primarily from new retail growth partially offset by an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA increased $24.7 million, as the positive impact of the higher revenues along with lower general and administrative costs, more than offset higher marketing and commissions and operating costs. The lower general and administrative costs were primarily due to the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011, and the reversal of a $14.6 million liability in connection with previously anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Net Revenues. During the three months ended March 31, 2012 we reported net revenues of $381.8 million, an increase of $14.9 million, or 4.1%, as compared to net revenues of $366.9 million in the comparable period in 2011. Net revenues of our Membership Products increased $4.6 million primarily due to the Prospectiv acquisition and from higher volumes in wholesale arrangements. Loyalty Products net revenues increased $5.6 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $6.4 million primarily from new retail growth partially offset by an unfavorable currency impact of $2.3 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense increased by $10.9 million, or 7.6%, to $154.8 million for the three months ended March 31, 2012 from $143.9 million for the three months ended March 31, 2011. Marketing and commissions expense increased primarily due to the increases in our Membership business resulting from the Prospectiv acquisition and our International business primarily due to increased spending in our retail channel.

Operating Costs. Operating costs increased by $10.1 million, or 9.4%, to $118.1 million for the three months ended March 31, 2012 from $108.0 million for the three months ended March 31, 2011. Operating costs were higher primarily due to higher fulfillment costs in our Membership and Loyalty businesses and certain start up costs in our International business related to new markets.

General and Administrative Expense. General and administrative expense decreased by $30.8 million, or 58.2%, to $22.1 million for the three months ended March 31, 2012 from $52.9 million for the three months ended March 31, 2011 primarily from the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011 and the reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition. Prospectiv’s growth plans have been scaled back for 2012 and 2013 and a reduction in force was implemented in the first quarter of 2012. Based on the latest high-level gross profit projections, we expect to make no further payouts regarding Prospectiv.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $11.4 million for the three months ended March 31, 2012 to $50.1 million from $61.5 million for the three months ended March 31, 2011, from recording $8.7 million less amortization expense in 2012 as compared to 2011 primarily related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $2.8 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $1.3 million, or 2.8%, to $47.6 million for the three months ended March 31, 2012 from $46.3 million for the three months ended March 31, 2011, primarily due to the impact of higher interest accrued on the Affinion term loan of approximately $0.7 million principally due to increased borrowings, and a $1.0 million less favorable impact of interest rate swaps in 2012 as compared to 2011. These decreases were partially offset by the benefit from the absence in 2012 of $0.4 million of interest accrued on our preferred stock related to accretion and dividends. The preferred stock was redeemed in the first quarter of 2011.

Loss on Redemption of Preferred Stock. The $6.5 million loss on redemption of preferred stock for the three months ended March 31, 2011 was recognized upon the redemption of 29,893 shares of preferred stock at a cost of $46.6 million. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

Income Tax Expense. Income tax expense decreased by $1.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to a decrease in the current state and foreign tax liabilities and deferred state tax liabilities for the three months ended March 31, 2012, partially offset by an increase in deferred foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended March 31, 2012 and 2011 were (25.9)% and (8.7)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $51.9 million for the three months ended March 31, 2011 to $10.5 million for the three months ended March 31, 2012 and a decrease in income tax expense from $4.5 million for the three months ended March 31, 2011 to $2.7 million for the three months ended March 31, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$187.9	$183.3	$4.6	$45.2	$31.5	$13.7
Insurance and Package Products	85.9	87.9	(2.0)	31.3	31.7	(0.4)
Loyalty Products	38.4	32.8	5.6	12.4	10.2	2.2
Eliminations	(0.6)	(0.9)	0.3	—	—	—

Total North America	311.6	303.1	8.5	88.9	73.4	15.5
Affinion International
International Products	70.2	63.8	6.4	1.2	3.9	(2.7)

Total products	381.8	366.9	14.9	90.1	77.3	12.8
Corporate	—	—	—	(3.3)	(15.2)	11.9

Total	$381.8	$366.9	$14.9	86.8	62.1	24.7

Depreciation and amortization				(50.1)	(61.5)	11.4

Income from operations				$36.7	$0.6	$36.1

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues increased by $4.6 million, or 2.5%, to $187.9 million for the three months ended March 31, 2012 as compared to $183.3 million for the three months ended March 31, 2011. Net revenues increased primarily as a result of the Prospectiv acquisition and from higher volumes in wholesale arrangements.

Segment EBITDA increased by $13.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Segment EBITDA increased primarily due to lower general and administrative costs of $17.1 million, which primarily resulted from the reversal of a liability of $14.6 million in connection with previously anticipated earn-out payments originally recorded in 2011 related to the Prospectiv acquisition. The impact of the higher net revenue of $4.6 million was more than offset by higher marketing and commissions of $3.2 million primarily due to the Prospectiv acquisition and higher operating costs of $4.8 million, principally due to increased costs associated with higher membership in our identity theft protection programs.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $2.0 million, or 2.3%, to $85.9 million for the three months ended March 31, 2012 as compared to $87.9 million for the three months ended March 31, 2011.

Insurance revenue decreased approximately $0.7 million as the higher average revenue per supplemental insured due to a lower cost of insurance from lower claims experience was more than offset by the absence in 2012 of a one-time payment from an insurance provider in the first quarter of 2011. Package revenue decreased approximately $1.3 million primarily from lower fee-based revenue from our NetGain product and to lower annualized net revenue per average package member.

Segment EBITDA decreased by $0.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to the lower net revenues which were partially offset by lower operating costs.

Loyalty Products. Revenues from Loyalty Products increased by $5.6 million, or 17.1%, for the three months ended March 31, 2012 to $38.4 million as compared to $32.8 million for the three months ended March 31, 2011 primarily due to growth from existing clients.

Segment EBITDA increased by $2.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, as the higher net revenue was partially offset by higher product and servicing costs.

Affinion International

International Products. International Products net revenues increased by $6.4 million, or 10.0%, to $70.2 million for the three months ended March 31, 2012 as compared to $63.8 million for the three months ended March 31, 2011. Net revenues increased from higher retail revenue, partially offset by an unfavorable impact of $2.3 million as a result of the stronger U.S. dollar.

Segment EBITDA decreased by $2.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our retail channel and higher operating costs primarily due to start up activities related to new markets.

Corporate

Corporate costs decreased by $11.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the absence in 2012 of a charge for $13.2 million related to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January and February of 2011 which was partially offset by a $1.1 million negative impact from foreign exchange on intercompany borrowings in 2012 as compared to 2011.

Financial Condition, Liquidity and Capital Resources

Financial Condition—March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011	Increase (Decrease)
	(in millions)
Total assets	$1,689.8	$1,676.7	$13.1
Total liabilities	2,979.6	2,956.8	22.8
Total deficit	(1,289.8)	(1,280.1)	(9.7)

Total assets increased by $13.1 million principally due to (i) an increase in receivables of $22.9 million, principally due to the timing of payments from clients for loyalty services, including payments for gift cards utilized for loyalty program fulfillment, (ii) an increase in profit-sharing receivables from insurance carriers of $14.5 million due to the timing of payments to and receipts from insurance carriers and (iii) an increase in cash of $10.6 million (see “—Liquidity and Capital Resources—Cash Flows”). These increases were partially offset by a decrease in other intangibles, net of $35.4 million, principally due to amortization expense of $38.2 million.

Total liabilities increased $22.8 million, primarily due to an increase in accounts payable and accrued expenses of $45.8 million, principally as a result of higher interest accruals of $28.8 million due to the timing of interest payments on borrowings and increased accounts payables due to the timing of payments to vendors. This increase was partially offset by a decrease in other long-term liabilities of $15.7 million, principally due to the release of the earn-out liability established in connection with the Prospectiv acquisition.

Total deficit increased by $9.7 million, principally due to a net loss attributable to the Company of $13.4 million, partially offset by foreign currency translation effect of $2.3 million and share-based compensation of $1.2 million.

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

On April 9, 2012, Affinion declared, and on April 10, 2012, Affinion paid, utilizing available cash on hand, a dividend of $37.0 million to us. We expect to utilize the proceeds of the dividend to make future interest payments on the Affinion Holdings senior notes (as defined below).

Cash Flows—Three Months Ended March 31, 2012 and 2011

At March 31, 2012, we had $117.0 million of cash and cash equivalents on hand, a decrease of $19.1 million from $136.1 million at March 31, 2011. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Cash provided by (used in):
Operating activities	$28.5	$8.3	$20.2
Investing activities	(15.8)	14.0	(29.8)
Financing activities	(2.9)	(51.3)	48.4
Effect of exchange rate changes	0.8	0.9	(0.1)

Net change in cash and cash equivalents	$10.6	$(28.1)	$38.7

Operating Activities

During the three months ended March 31, 2012, we generated $20.2 million more cash from operating activities than during the three months ended March 31, 2011. Segment EBITDA increased by $24.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 (see “Results of Operations”). Accounts payable and accrued expenses generated cash flows that were $24.6 million more favorable due to the impact of the timing of payments to vendors.

Investing Activities

We used $29.8 million more cash in investing activities during the three months ended March 31, 2012 as compared to the same period in 2011. During the three months ended March 31, 2012, we used $14.7 million for capital expenditures and $1.2 million for acquisition-related payments. During the three months ended March 31, 2011, we acquired $26.1 million of cash as a result of our acquisition of Webloyalty and used $13.2 million for capital expenditures.

Financing Activities

We used $48.4 million less cash in financing activities during the three months ended March 31, 2012 as compared to the same period in 2011. During the three months ended March 31, 2012, we made principal payments on borrowings of $2.9 million. During the three months ended March 31, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, made principal payments on our debt of $8.8 million and incurred financing costs of $6.6 million. In addition, during the three months ended March 31, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.6 million to redeem all of our mandatorily redeemable preferred stock.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we sold $325.0 million aggregate principal amount of Affinion Holdings senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility in April 2010. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. As of March 31, 2012, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, Affinion, our wholly owned subsidiary, issued senior notes, entered into a senior subordinated bridge loan facility and entered into a senior secured credit facility, consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that Affinion made prior to amendment and restatement of the senior secured credit facility in April 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million.

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “Affinion senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accried interest, including as part of refinancing its senior subordinated bridge loan facility and used cash on hand to pay fees and expenses associated with such issuance. The interest on the Affinion senior subordinated notes is payable semi-annually. Affinion may redeem some or all of the Affinion senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The Affinion senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility and the Affinion senior notes. The Affinion senior subordinated notes contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to us, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% senior notes due November 2015 (the “Affinion Holdings senior notes”). The interest on the Affinion Holdings senior notes is payable semi-annually on May 15 and November 15 of each year. At any time prior to November 15, 2012, the Company may redeem the Affinion Holdings senior notes, at its option, in whole or in part, at a redemption price equal to the principal amount plus an applicable premium. On or after November 15, 2012, the Company may redeem some or all of the Affinion Holdings senior notes at any time at the redemption prices (generally at a premium) set forth in the indenture governing the Notes. The Affinion Holdings senior notes contain restrictive covenants related primarily to the Company’s ability to pay dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company used a portion of the net proceeds of $320.3 million, along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the unsecured term loan facility. A portion of the remaining proceeds from the offering of the Affinion Holdings senior notes were utilized to pay related fees and expenses, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the Affinion Holdings senior notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the Affinion Holdings senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding Affinion Holdings senior notes for a like principal amount of Affinion Holdings senior notes that have been registered under the Securities Act.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “Affinion senior notes”) providing net proceeds of $471.5 million. The Affinion senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The Affinion senior notes will mature on December 15, 2018. The Affinion senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the Affinion senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the Affinion senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Group senior secured credit facility. The Affinion senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. The Affinion senior notes are effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Group senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 7.875% senior notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 7.875% senior notes for a like principal amount of 7.875% senior notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of the 7.875% senior notes to finance the purchase of all of the then-outstanding senior notes that were previously issued in 2005, 2006 and 2009.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Affinion senior subordinated notes unless, prior to that date, (a) the maturity for the Affinion senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the Affinion senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the three months ended March 31, 2012 and the year ended December 31, 2011 was 5% per annum. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At March 31, 2012, the Company had $1,104.4 million outstanding under Affinion’s term loan facility, $325.0 million ($321.7 million, net of discount) outstanding under the Affinion Holdings senior notes, $475.0 million ($472.0 million, net of discount) outstanding under the Affinion senior notes and $355.5 million ($353.6 million, net of discount) outstanding under the Affinion senior subordinated notes. At March 31, 2012, there were no outstanding borrowings under Affinion’s revolving credit facility and Affinion had $158.1 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $6.9 million of letters of credit issued under the revolving credit facility.

Affinion’s senior secured credit facility and the indentures governing the Affinion senior notes and the Affinion senior subordinated notes contain various restrictive covenants that apply to Affinion. As of March 31, 2012, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

Covenant Compliance

The indenture governing the Affinion Holdings senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2012, the Company was in compliance with the restrictive covenants under the indenture governing the Affinion Holdings senior notes.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2012 to Adjusted EBITDA.

Twelve Months Ended March 31, 2012(a)
(in millions)
Net cash provided by operating activities	$85.3
Interest expense, net	188.9
Income tax expense	3.4
Amortization of favorable and unfavorable contracts	0.9
Amortization of debt discount and financing costs	(10.9)
Unrealized loss on interest rate swaps	(2.8)
Deferred income taxes	(0.8)
Payment received for assumption of loyalty points program liability	(4.7)
Changes in assets and liabilities	50.4
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	22.9
Other, net(c)	19.8

Adjusted EBITDA, excluding pro forma adjustments(d)	352.4
Effect of the pro forma adjustments(e)	4.7

Adjusted EBITDA, including pro forma adjustments(f)	$357.1

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the three months ended March 31, 2011, plus consolidated financial data for the three months ended March 31, 2012.
(b)	Eliminates the effect of the Apollo Transactions and legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) our acquisition of Prospectiv that was completed in the third quarter of 2011 and (ii) the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such acquisition and such restructurings and cost savings initiatives had occurred on April 1, 2011 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(e)	Gives effect to the completion of the Prospectiv acquisition and the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such acquisitions and restructurings and cost savings initiatives had occurred on April 1, 2011.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended March 31, 2012 to Adjusted EBITDA as required by our indenture governing the Affinion Holdings senior notes.

Twelve Months Ended March 31, 2012(a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(125.3)
Interest expense, net	188.9
Income tax expense	3.4
Non-controlling interest	0.9
Loss on redemption of preferred stock	(0.2)
Depreciation and amortization	238.9
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	(2.0)
Certain legal costs(c)	14.0
Net cost savings(d)	10.9
Other, net(e)	22.9

Adjusted EBITDA, excluding pro forma adjustments(f)	352.4
Effect of the pro forma adjustments(g)	4.7

Adjusted EBITDA, including pro forma adjustments(h)	$357.1

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the three months ended March 31, 2011, plus consolidated financial data for the three months ended March 31, 2012.
(b)	Eliminates the effect of the Apollo Transactions.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)	Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo and (vii) facility exit costs.
(f)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) our acquisition of Prospectiv that was completed in the third quarter of 2011 and (ii) the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such acquisition and such restructurings and cost savings initiatives had occurred on April 1, 2011 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(g)	Gives effect to the completion of the Prospectiv acquisition and the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such acquisitions and restructurings and cost savings initiatives had occurred on April 1, 2011.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above .

Debt Repurchases

We or our affiliates have, in the past, and may, from time to time in the future, purchase any of Affinion Holdings’ or Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, the estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Swap

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

The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three months ended March 31, 2012 and 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.9 million and $0.6 million, respectively, related to the interest rate swap.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2012 (dollars are in millions unless otherwise indicated):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At March 31, 2012
Fixed rate debt	$0.4	$0.5	$0.4	$680.8	$0.1	$475.0	$1,157.2	$1,067.6
Average interest rate	10.04%	10.04%	10.04%	10.04%	7.88%	7.88%
Variable rate debt	$8.4	$11.3	$11.2	$11.3	$1,062.2		$1,104.4	$1,049.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swaps(b)								$8.1
Average pay rate	2.99%
Average receive rate	0.48%

(a)	Average interest rate is based on rates in effect at March 31, 2012.
(b)	The fair value of the interest rate swap is included in accounts payable and accrued expenses at March 31, 2012. The fair value has been determined after consideration of the interest rate yield curve and the creditworthiness of the counterparty to the interest rate swap.

We do not use derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three months ended March 31, 2012 and 2011, the Company recognized a realized loss on the forward contracts of $0.3 million and $0.2 million, respectively, and, as of March 31, 2012, had a $0.1 million unrealized gain. We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At March 31, 2012, the Company’s estimated fair value of Affinion’s foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2012, approximately $74.1 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Item 4.	Controls and Procedures.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceeding.

Information required by this Item is contained in Note 7 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on January 19, 2011.

3.2*	Amended and Restated By-laws of Affinion Group Holdings, Inc.

4.1*	First Amendment to Securityholder Rights Agreement, dated March 30, 2012, and effective as of January 17, 2011, by Affinion Group Holdings

4.2*	First Amendment to Stockholder Agreement, dated March 30, 2012, and effective as of January 17, 2011, among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC, General Atlantic Partners 79, L.P., GAP-W, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAP-W Holdings, L.P.

4.3*	First Amendment to Amended and Restated Registration Rights Agreement, dated March 30, 2012, and effective as of January 17, 2011, among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC, General Atlantic Partners 79, L.P., GAP-W, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAP-W Holdings, L.P.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL†	Taxonomy Extension Definition Linkbase

101.LAB XBRL†	Taxonomy Extension Label Linkbase

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: April 26, 2012	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on January 19, 2011.

3.2*	Amended and Restated By-laws of Affinion Group Holdings, Inc.

4.1*	First Amendment to Securityholder Rights Agreement, dated March 30, 2012, and effective as of January 17, 2011, by Affinion Group Holdings

4.2*	First Amendment to Stockholder Agreement, dated March 30, 2012, and effective as of January 17, 2011, among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC, General Atlantic Partners 79, L.P., GAP-W, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAP-W Holdings, L.P.

4.3*	First Amendment to Amended and Restated Registration Rights Agreement, dated March 30, 2012, and effective as of January 17, 2011, among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC, General Atlantic Partners 79, L.P., GAP-W, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAP-W Holdings, L.P.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL†	Taxonomy Extension Definition Linkbase

101.LAB XBRL†	Taxonomy Extension Label Linkbase

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.