Form 10-Q
period 2012-06-30
Affinion Group Holdings, Inc.
filed 2012-07-26
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 25, 2012 was 84,841,532

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(In millions, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$86.6	$106.4
Restricted cash	35.2	30.4
Receivables (net of allowance for doubtful accounts of $2.7 and $2.4, respectively)	148.5	126.8
Receivables from related parties	0.1	0.8
Profit-sharing receivables from insurance carriers	72.2	74.0
Prepaid commissions	47.3	52.6
Income taxes receivable	1.0	2.1
Other current assets	70.4	68.1

Total current assets	461.3	461.2
Property and equipment, net	133.9	134.7
Contract rights and list fees, net	23.0	22.5
Goodwill	595.0	627.5
Other intangibles, net	268.0	351.2
Other non-current assets	69.8	79.6

Total assets	$1,551.0	$1,676.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.8	$11.9
Accounts payable and accrued expenses	407.4	405.3
Payables to related parties	0.1	0.7
Deferred revenue	129.9	152.5
Income taxes payable	3.3	3.4

Total current liabilities	552.5	573.8
Long-term debt	2,239.1	2,244.0
Deferred income taxes	68.2	67.5
Deferred revenue	16.0	17.8
Other long-term liabilities	40.5	53.7

Total liabilities	2,916.3	2,956.8

Commitments and contingencies (Note 7)
Deficit
Common stock, $0.01 par value, 360,000,000 shares authorized, 85,056,984 and 85,049,740 shares issued and 84,841,532 and 84,834,856 shares outstanding	0.9	0.9
Additional paid-in capital	130.1	125.9
Warrants	—	1.7
Accumulated deficit	(1,500.1)	(1,413.7)
Accumulated other comprehensive income	3.6	5.2
Treasury stock, at cost 215,452 shares and 214,884 shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,366.6)	(1,281.1)
Non-controlling interest in subsidiary	1.3	1.0

Total deficit	(1,365.3)	(1,280.1)

Total liabilities and deficit	$1,551.0	$1,676.7

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues	$377.6	$387.1	$759.4	$754.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	150.8	159.9	305.6	303.8
Operating costs	115.3	109.2	233.4	217.2
General and administrative	44.1	44.7	66.2	97.6
Impairment of goodwill and long-lived assets	39.7	—	39.7	—
Facility exit costs	—	1.3	—	1.3
Depreciation and amortization	49.0	61.4	99.1	122.9

Total expenses	398.9	376.5	744.0	742.8

Income (loss) from operations	(21.3)	10.6	15.4	11.2
Interest income	0.2	0.7	0.5	0.9
Interest expense	(47.0)	(48.8)	(94.6)	(95.1)
Loss on redemption of preferred stock	—	—	—	(6.5)
Other expense, net	(0.4)	(0.2)	(0.3)	(0.1)

Loss before income taxes and non-controlling interest	(68.5)	(37.7)	(79.0)	(89.6)
Income tax expense	(4.3)	(0.2)	(7.0)	(4.7)

Net loss	(72.8)	(37.9)	(86.0)	(94.3)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	(0.4)	(0.5)

Net loss attributable to Affinion Group Holdings, Inc.	$(73.0)	$(38.2)	$(86.4)	$(94.8)

Net loss	$(72.8)	$(37.9)	$(86.0)	$(94.3)
Currency translation adjustment, net of tax	(4.0)	1.2	(1.7)	3.7

Comprehensive loss	(76.8)	(36.7)	(87.7)	(90.6)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.3)	(0.3)	(0.5)

Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(76.9)	$(37.0)	$(88.0)	$(91.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND YEAR ENDED DECEMBER 31, 2011

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$126.8	$1.7	$(1,413.7)	$5.2	$(1.1)	$1.0	$(1,280.1)
Net income (loss)			(86.4)			0.4	(86.0)
Currency translation adjustment, net of tax				(1.6)		(0.1)	(1.7)
Share-based compensation	2.5						2.5
Expiration of warrants	1.7	(1.7)					—

Balance, June 30, 2012	$131.0	$—	$(1,500.1)	$3.6	$(1.1)	$1.3	$(1,365.3)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$56.9	$16.7	$(1,256.8)	$9.5	$(1.1)	$1.3	$(1,173.5)
Net income (loss)			(156.9)			0.9	(156.0)
Currency translation adjustment, net of tax				(4.3)		(0.2)	(4.5)
Equity instruments issued for acquisition of Webloyalty	289.0	1.7					290.7
Dividend paid to non-controlling interest						(1.0)	(1.0)
Issuance of common stock related to restricted stock units and options	0.1						0.1
Share-based compensation	5.7						5.7
Expiration of warrants	16.7	(16.7)					—
Return of capital	(241.6)						(241.6)

Balance, December 31, 2011	$126.8	$1.7	$(1,413.7)	$5.2	$(1.1)	$1.0	$(1,280.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In millions)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities
Net loss	$(86.0)	$(94.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99.1	122.9
Amortization of debt discount and financing costs	5.4	5.2
Preferred stock dividend and accretion	—	0.4
Loss on redemption of preferred stock	—	6.5
Unrealized (gain) loss on interest rate swaps	1.0	(0.7)
Impairment of goodwill and other long-lived assets	39.7	—
Adjustment to liability for additional consideration based on earn-out	(14.6)	—
Facility exit costs	—	1.3
Share-based compensation	6.2	6.3
Deferred income taxes	2.0	1.4
Payment received for assumption of loyalty points program liability	—	0.5
Net change in assets and liabilities:
Restricted cash	(5.0)	(1.3)
Receivables	(22.1)	(2.9)
Receivables from related parties	0.7	0.1
Profit-sharing receivables from insurance carriers	1.8	(3.2)
Prepaid commissions	5.4	2.0
Other current assets	(2.6)	7.0
Contract rights and list fees	(0.7)	(2.9)
Other non-current assets	3.8	5.7
Accounts payable and accrued expenses	1.5	(43.3)
Payables to related parties	(0.7)	(0.6)
Deferred revenue	(24.5)	(2.6)
Income taxes receivable and payable	1.0	5.5
Other long-term liabilities	1.5	(5.2)
Other, net	1.8	(2.0)

Net cash provided by operating activities	14.7	5.8

Investing Activities
Capital expenditures	(27.2)	(24.9)
Restricted cash	0.2	1.1
Acquisition-related payments, net of cash acquired	(1.2)	(3.6)
Cash acquired in Webloyalty acquisition	—	26.1
Other investing activity	—	0.3

Net cash used in investing activities	(28.2)	(1.0)

Financing Activities
Proceeds from issuance of Affinion term loan	—	250.0
Principal payments on borrowings	(5.9)	(5.9)
Return of capital	—	(241.6)
Financing costs	—	(6.0)
Redemption of preferred stock	—	(46.6)
Repurchase of employee equity award of a subsidiary	—	(3.5)
Distribution to non-controlling interest of a subsidiary	—	(1.1)

Net cash used in financing activities	(5.9)	(54.7)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Effect of changes in exchange rates on cash and cash equivalents	(0.4)	1.4

Net decrease in cash and cash equivalents	(19.8)	(48.5)
Cash and cash equivalents, beginning of period	106.4	164.2

Cash and cash equivalents, end of period	$86.6	$115.7

Supplemental Disclosure of Cash Flow Information:
Interest payments	$93.5	$97.2

Income tax payments, net of refunds	$4.1	$0.8

Non-cash investing and financing activities:
Accrued capital expenditures	$0.3	$1.0

Equity instruments contributed to subsidiary	$—	$290.7

Property and equipment acquired under capital lease	$—	$0.9

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

The Company designs programs that provide a diversity of benefits, based on end-customers’ needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings on purchases. For instance, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, and other products and services.

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

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). As of June 30, 2011, the Company had incurred $3.9 million of acquisition costs, of which $0.2 million and $1.3 million was recognized during the three and six months ended June 30, 2011, respectively, and included in general and administrative expense in the unaudited condensed consolidated statement of comprehensive income. There were no such costs incurred during the three and six months ended June 30, 2012.

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

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. During the three and six months ended June 30, 2012 and 2011, there were no costs incurred by the Company related to the acquisition of Prospectiv.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals recorded during the first quarter of 2012 reduced general and administrative expense for the six months ended June 30, 2012 by $14.6 million and $1.1 million, respectively.

The Company concluded that the revisions made to the Prospectiv forecast as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the impairment test, which used projected discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $39.7 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the unaudited condensed consolidated statement of comprehensive income.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$934.6	$(867.2)	$67.4
Affinity relationships	640.4	(477.7)	162.7
Proprietary databases and systems	61.2	(56.2)	5.0
Trademarks and tradenames	30.2	(12.6)	17.6
Patents and technology	48.1	(33.5)	14.6
Covenants not to compete	2.1	(1.4)	0.7

	$1,716.6	$(1,448.6)	$268.0

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$934.7	$(821.3)	$113.4
Affinity relationships	643.0	(457.1)	185.9
Proprietary databases and systems	62.6	(55.8)	6.8
Trademarks and tradenames	36.0	(11.8)	24.2
Patents and technology	49.5	(29.5)	20.0
Covenants not to compete	2.2	(1.3)	0.9

	$1,728.0	$(1,376.8)	$351.2

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $3.0 million and $1.9 million, respectively, from December 31, 2011 to June 30, 2012. During the three months ended June 30, 2011, the Company revised the purchase price allocation related to its January 14, 2011 acquisition of Webloyalty, which included a revision of the fair value of the acquired intangible assets from $84.6 million at March 31, 2011 to $116.1 million at June 30, 2011. As a result of the revisions to the portion of the Webloyalty purchase price allocated to intangible assets, amortization expense previously reported for the three months ended June 30, 2011 included $11.6 million of amortization expense attributable to the three months ended March 31, 2011. The accompanying unaudited statement of comprehensive income for the three months ended June 30, 2011 reflects the previously reported amortization expense, adjusted to exclude the additional $11.6 million of amortization expense recorded during the three months ended June 30, 2011 attributable to the three months ended March 31, 2011.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Member relationships	$22.3	$32.2	$45.9	$65.6
Affinity relationships	11.2	12.4	22.4	24.1
Proprietary databases and systems	0.3	0.7	0.6	0.9
Trademarks and tradenames	0.6	0.6	1.3	1.1
Patents and technology	1.9	3.0	4.2	6.8
Covenants not to compete	0.1	0.1	0.2	0.2

	$36.4	$49.0	$74.6	$98.7

Based on the Company’s amortizable intangible assets as of June 30, 2012, the Company expects the related amortization expense for fiscal year 2012 and the four succeeding fiscal years to be approximately $132.0 million in 2012, $68.5 million in 2013, $57.4 million in 2014, $39.0 million in 2015 and $10.4 million in 2016.

At January 1, 2012 and June 30, 2012, the Company had gross goodwill of $643.0 million and $642.0 million, respectively, and accumulated impairment losses of $15.5 million and $47.0 million, respectively. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized during the three months ended June 30, 2012 (as described below), impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition. The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2011 and the six months ended June 30, 2012 are as follows:

	Balance at January 1, 2011	Acquisition	Currency Translation	Balance at December 31, 2011	Impairment	Currency Translation	Balance at June 30, 2012
Membership products	$231.1	$182.4	$—	$413.5	$(31.5)	$—	$382.0
Insurance and package products	58.3	—	—	58.3	—	—	58.3
Loyalty products	82.2	(0.5)	—	81.7	—	—	81.7
International products	31.1	45.3	(2.4)	74.0	—	(1.0)	73.0

Total	$402.7	$227.2	$(2.4)	$627.5	$(31.5)	$(1.0)	$595.0

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. The Company concluded that the revisions made to the Prospectiv forecast as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment. Based on the interim impairment test, the Company recorded an impairment loss during the three months ended June 30, 2012 of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million related to proprietary databases and systems ($1.0 million), trademarks and tradenames ($5.4 million) and patents and technology ($1.8 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the unaudited condensed consolidated statement of comprehensive income.

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$59.1	$(57.9)	$1.2	$58.7	$(57.3)	$1.4
List fees	43.0	(21.2)	21.8	39.6	(18.5)	21.1

	$102.1	$(79.1)	$23.0	$98.3	$(75.8)	$22.5

Amortization expense for the three and six months ended June 30, 2012 was $1.5 million and $2.9 million, respectively, of which $1.4 million and $2.7 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three and six months ended June 30, 2011 was $3.1 million and $6.1 million, respectively, of which $1.3 million and $2.5 million, respectively, is included in marketing expense and $1.8 million and $3.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of June 30, 2012, the Company expects the related amortization expense for fiscal year 2012 and the four succeeding fiscal years to be approximately $5.8 million in 2012, $5.5 million in 2013, $4.4 million in 2014, $3.5 million in 2015 and $2.4 million in 2016.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2012	December 31, 2011
	(in millions)
Term loan due 2016	$1,101.6	$1,107.2
7.875% senior notes due 2018, net of unamortized discount of $2.8 and $3.1, respectively, with an effective interest rate of 8.00%	472.2	471.9
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.8 and $2.0, respectively, with an effective interest rate of 11.75%	353.7	353.5
11.625% senior notes due 2015, net of unamortized discount of $3.1 and $3.5, respectively, with an effective interest rate of 12.00%	321.9	321.5
Capital lease obligations	1.5	1.8

Total debt	2,250.9	2,255.9
Less: current portion of long-term debt	(11.8)	(11.9)

Long-term debt	$2,239.1	$2,244.0

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

These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan during the six months ended June 30, 2012 and 2011 was 5% per annum. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility were $30.0 million and $30.0 million, respectively, during the six months ended June 30, 2012. Borrowings and repayments under the revolving credit facility were $50.0 million and $50.0 million, respectively, during the six months ended June 30, 2011. As of June 30, 2012, Affinion had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit issued under the Affinion Credit Facility.

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

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Senior Subordinated Notes are guaranteed by the same subsidiaries of Affinion that guarantee the Affinion Credit Facility and the 2010 Senior Notes. On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 11 1/2% Senior Subordinated Notes due 2015 for a like principal amount of 11 1/2% Senior Subordinated Notes due 2015 that have been registered under the Securities Act.

The Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes each contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to the Company, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the six months ended June 30, 2012 and 2011, Affinion paid a cash dividend to Affinion Holdings of $37.0 million and $323.2 million, respectively.

As of June 30, 2012, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes, the 11.625% senior notes and the Senior Subordinated Notes.

6.	INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2012 and 2011, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2012 and 2011, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2012 were (6.3)% and (8.9)% respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2011 were (0.5)% and (5.2)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2012 and 2011 is primarily a result of the increase in loss before income taxes and non-controlling interest from $37.7 million for the three months ended June 30, 2011 to $68.5 million for the three months ended June 30, 2012 and an increase in the income tax provision from $0.2 million for the three months ended June 30, 2011 to $4.3 million for the three months ended June 30, 2012. The difference in the effective tax rates for the six months ended June 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $89.6 million for the six months ended June 30, 2011 to $79.0 million for the six months ended June 30, 2012 and an increase in the income tax provision from $4.7 million for the six months ended June 30, 2011 to $7.0 million for the six months ended June 30, 2012. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions arising in the three and six months ended June 30, 2012. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2012 decreased by $0.8 million as a result of tax positions taken during the current period.

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

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company is also a party to lawsuits which were brought against it and its affiliates and which purport to be a class action in nature and allege that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against such lawsuits.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. While that issue is on appeal, the matter has proceeded in the district court. There has been written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Raukuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint that will combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. The Plaintiffs have until August 17, 2012, to file the consolidated amended complaint, and the Defendants will have 60 days to respond to the complaint.

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

On June 7, 2012, another class action lawsuit was filed U.S. District Court for the Southern District of California against Webloyalty factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of Cal. Bus. & Prof. Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. Webloyalty’s answer or other response to the complaint is due on July 27, 2012.

The Company and Trilegiant are also a party to lawsuits arising out of the inquiries made by the state attorneys general.

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. On December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The Company and Trilegiant are attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached. The courts in both actions have yet to rule on any pending motion and have stayed litigation while the parties continue their good faith efforts to settle.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case has been dismissed without prejudice on the state’s own motion. The Company is attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2012, the Company provided guarantees for surety bonds totaling approximately $11.9 million and issued letters of credit and performance bonds totaling $11.8 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2012, there were 4.9 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of June 30, 2012, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of June 30, 2012 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of June 30, 2012, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. Substantially all of the outstanding options were vested as of June 30, 2012 and expire between May 2015 and September 2018.

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

Stock Options

During the three and six months ended June 30, 2012 and 2011, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and six months ended June 30, 2012, 0.5 million stock options were granted to employees from the 2007 Plan. During the three and six months ended June 30, 2011, 2.5 million stock options were granted to employees from the 2007 Plan. The options granted to employees during the three and six months ended June 30, 2012 were granted with an exercise price of $8.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The options granted to employees during the three and six months ended June 30, 2011 were granted with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2012, there were no stock options granted to members of the Board of Directors. During the three and six months ended June 30, 2011, there were 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2011 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2012	2011
Expected volatility	50.0%	44.0%
Expected life (in years)	5.89-6.25	4.92-6.08
Risk-free interest rate	1.15%	2.03-2.37%
Dividend yield	— %	— %

A summary of option activity for the six months ended June 30, 2012 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2012	1,558	767	767	423	3,850
Granted	—	—	—	—	495
Exercised	—	—	—	—	—
Forfeited or expired	(24)	(72)	(72)	—	(562)

Outstanding options at June 30, 2012	1,534	695	695	423	3,783

Vested or expected to vest at June 30, 2012	1,534	695	695	423	3,783

Exercisable options at June 30, 2012	1,534	—	—	423	1,468

Weighted average remaining contractual term (in years)	3.5	3.5	3.5	5.0	8.3
Weighted average grant date fair value per option granted in 2012	$—	$—	$—	$—	$3.97
Weighted average exercise price of exercisable options at June 30, 2012	$1.58	$—	$—	$5.29	$12.03
Weighted average exercise price of outstanding options at June 30, 2012	$1.59	$1.59	$1.59	$5.29	$10.62

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2012 totaled $1.2 million and $2.4 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2011 totaled $1.7 million and $3.5 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings made payments to holders of options to purchase shares of Affinion Holdings’ common stock of $13.7 million, which has been recognized by the Company as compensation expense during the six months ended June 30, 2011. As of June 30, 2012, there was $9.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “2010 RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the 2010 RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. During 2010 and 2011, the Board issued additional grants totaling 159,000 RSUs to key employees under substantially the same terms. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the three months ended June 30, 2012, the Company granted approximately 1.2 million RSUs to key employees. The RSUs awarded under the 2012 RAP have an aggregate cash election dollar value of approximately $9.7 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2014.

Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the Dollar Award Value, divided by (ii) $8.16, the value per share of Affinion Holdings’ common stock as of the grant date. Upon vesting of the RSUs, participants are able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the six months ended June 30, 2012 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2012	292	$11.82
Granted	1,184	8.16
Vested	(187)	12.40
Forfeited	(77)	11.28

Outstanding restricted unvested awards at June 30, 2012	1,212	$8.19

Weighted average remaining contractual term (in years)	1.2

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2012 was $1.9 million and $3.8 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2011 was $1.7 million and $2.7 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest, resulting in the recognition of additional stock-based compensation expense of $2.1 million during the six months ended June 30, 2011. As of June 30, 2012, there was $8.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.8 years.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three and six months ended June 30, 2012, only Realogy remains a related party.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three and six months ended June 30, 2012 and 2011. The Company incurred expenses of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011, which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three and six months ended June 30, 2012.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2011, which is included in marketing and commissions in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three and six months ended June 30, 2012.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2011. There was no revenue recognized from a related party during the three and six months ended June 30, 2012. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license.

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

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.3 million and $0.6 million for the three and six months ended June 30, 2011. There was no revenue recognized from a related party during the three and six months ended June 30, 2012.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.6 million for each of the three months ended June 30, 2012 and 2011 and $1.3 million for each of the six months ended June 30, 2012 and 2011, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.1 million and $0.3 million, respectively, for the three months ended June 30, 2012 and 2011 and $0.4 million and $0.6 million, respectively, for the six months ended June 30, 2012 and 2011, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During the three months ended June 30, 2012 and 2011, the Company purchased $0.9 million and $0.7 million, respectively, of gift cards and during the six months ended June 30, 2012 and 2011, the Company purchased $2.0 million and $1.8 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2012 and 2011 and recognized revenue of $0.5 million and $0.6 million, respectively, for the six months ended June 30, 2012 and 2011.

On January 14, 2011, in connection with the acquisition of Webloyalty, Mr. Richard J. Fernandes received warrants to purchases shares of Affinion Holdings’ common stock that may be exercised, in whole or in part, at any time between January 14, 2011 and May 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on a current exercise price per share of $8.15, $9.73 or $11.44, depending on which warrants Mr. Fernandes exercises) to Affinion Holdings. The warrants expired on May 12, 2012 without being exercised.

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

On April 9, 2012, Affinion declared, and on April 10, 2012, Affinion paid a dividend of $37.0 million to the Company, utilizing available cash on hand. The Company expects to utilize the proceeds of the dividend to make future interest payments on its 11.625% senior notes.

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

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2012, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.1 million and $1.0 million, respectively, related to the interest rate swaps. For the three and six months ended June 30, 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $2.1 million and $2.7 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2012 (dollars are in millions unless otherwise indicated):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At June 30, 2012
Fixed rate debt	$0.3	$0.5	$0.4	$680.7	$0.1	$475.0	$1,157.0	$963.0
Average interest rate	10.04%	10.04%	10.04%	10.04%	7.88%	7.88%
Variable rate debt	$5.6	$11.3	$11.2	$11.3	$1,062.2		$1,101.6	$1,005.2
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swap(b)								$5.1
Average pay rate	2.99%
Average receive rate	0.46%

(a)	Average interest rate is based on rates in effect at June 30, 2012.
(b)	The fair value of the interest rate swaps is included in accounts payables and accrued expenses at June 30, 2012. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In May 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 7.7 million and receive $9.5 million thirty days after the contract date. In June 2012, upon settlement, the Company entered into a new thirty day forward contract. During the three and six months ended June 30, 2012, the Company recognized a realized gain on the forward contracts of $0.1 million and a realized loss on the forward contracts of $0.1 million, respectively, and during the three and six months ended June 30, 2011, the Company recognized a realized gain on the forward contracts of $0.2 million and a realized loss on the forward contracts of less than $0.1 million, respectively. As of June 30, 2012, the Company had a $0.2 million unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2012 and December 31, 2011, approximately $59.9 million and $62.8 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2012 and December 31, 2011 due to the short-term maturities of these assets and liabilities.

b.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2012 and December 31, 2011 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.	Interest Rate Swap—At June 30, 2012 and December 31, 2011, the Company’s estimated fair value of its interest rate swap is based upon available market information. The fair value of the interest rate swap is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swap. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swap. The counterparty to the interest rate swap is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

d.	Foreign Currency Forward Contracts—At June 30, 2012 and December 31, 2011, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of June 30, 2012 are shown in the table below:

	Fair Value Measurements at June 30, 2012
	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in accounts payable and accrued expenses)	$(5.1)	—	$(5.1)	—

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at June 30, 2012
	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses Six Months Ended June 30, 2012
	(in millions)
Goodwill	—	—	—	—	$(31.5)
Intangible assets	$2.1	—	—	$2.1	$(8.2)

The fair values of certain financial instruments as of December 31, 2011 are shown in the table below:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in accounts payable and accrued expenses)	$(10.4)	—	$(10.4)	—

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

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Affinion North America
Membership products	$189.5	$194.9	$377.4	$378.2
Insurance and package products	75.3	85.0	161.2	172.9
Loyalty products	37.4	34.7	75.8	67.5
Eliminations	(0.7)	(0.8)	(1.3)	(1.7)

Total North America	301.5	313.8	613.1	616.9
Affinion International
International products	76.1	73.3	146.3	137.1

	$377.6	$387.1	$759.4	$754.0

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Affinion North America
Membership products	$31.7	$34.8	$76.9	$66.3
Insurance and package products	19.2	22.5	50.5	54.2
Loyalty products	12.2	10.9	24.6	21.1

Total North America	63.1	68.2	152.0	141.6
Affinion International
International products	10.0	9.8	11.2	13.7

Total products	73.1	78.0	163.2	155.3
Corporate	(5.7)	(6.0)	(9.0)	(21.2)
Impairment of goodwill and other long-lived assets	(39.7)	—	(39.7)	—

	$27.7	$72.0	$114.5	$134.1

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Segment EBITDA	$27.7	$72.0	$114.5	$134.1
Depreciation and amortization	(49.0)	(61.4)	(99.1)	(122.9)

Income (loss) from operations	$(21.3)	$10.6	$15.4	$11.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2012 and 2011 and our financial condition as of June 30, 2012, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, included in the Form 10-K for a summary of our significant accounting policies.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. During both the six months ended June 30, 2012 and the year ended December 31, 2011, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals during the three months ended March 31, 2012 reduced general and administrative expense for the six months ended June 30, 2012 by $14.6 million and $1.1 million, respectively.

The Company concluded that the revisions made to the Prospectiv forecast as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012.

Based on the interim impairment test, the Company recorded an impairment loss during the three months ended June 30, 2012 of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv as of April 1, 2012 and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Global Average Subscribers, excluding Basic Insureds	43,689	48,619	44,708	48,193
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$30.76	$28.40	$30.30	$28.48
Global Membership Subscribers
Average Global Retail Subscribers(2)	10,702	11,377	10,910	11,407
Annualized Net Revenue Per Global Average Subscriber(1)	$80.85	$79.32	$79.83	$79.52
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	28,813	32,924	29,600	32,455
Annualized Net Revenue per Global Average Package Subscriber(1)	$8.52	$6.43	$7.74	$6.40
Global Insureds
Average Supplemental Insureds(2)	4,174	4,318	4,198	4,331
Annualized Net Revenue Per Supplemental Insured(1)	$55.83	$61.76	$60.59	$59.48
Global Average Subscribers, including Basic Insureds	65,739	71,047	66,907	70,574

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes our consolidated results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease)
Net revenues	$377.6	$387.1	$(9.5)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	150.8	159.9	(9.1)
Operating costs	115.3	109.2	6.1
General and administrative	44.1	44.7	(0.6)
Impairment of goodwill and other long-lived assets	39.7	—	39.7
Facility exit costs	—	1.3	(1.3)
Depreciation and amortization	49.0	61.4	(12.4)

Total expenses	398.9	376.5	22.4

Income from operations	(21.3)	10.6	(31.9)
Interest income	0.2	0.7	(0.5)
Interest expense	(47.0)	(48.8)	1.8
Other income, net	(0.4)	(0.2)	(0.2)

Income (loss) before income taxes and non-controlling interest	(68.5)	(37.7)	(30.8)
Income tax expense	(4.3)	(0.2)	(4.1)

Net loss	(72.8)	(37.9)	(34.9)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	0.1

Net loss attributable to Affinion Group Holdings, Inc.	$(73.0)	$(38.2)	$(34.8)

Summary of Operating Results for the Three Months Ended June 30, 2012

The following is a summary of changes affecting our operating results for the three months ended June 30, 2012.

Net revenues decreased $9.5 million, or 2.5%, for the three months ended June 30, 2012 as compared to the same period of the prior year. Net revenues in our North American units decreased $12.3 million primarily as a result of a higher cost of insurance from higher claims experience in our Insurance and Package business and lower retail revenues in our Membership business which was partially offset by growth from existing clients in our Loyalty business. International segment net revenues increased by $2.8 million, primarily from higher retail revenue, partially offset by lower package revenues and an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA decreased $44.3 million primarily due to an impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge Segment EBITDA decreased $4.6 million as the impact of the lower net revenues, along with higher operating costs, more than offset the impact of lower marketing and commissions.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net Revenues. During the three months ended June 30, 2012 we reported net revenues of $377.6 million, a decrease of $9.5 million, or 2.5%, as compared to net revenues of $387.1 million in the comparable period of 2011. Net revenues of our Membership Products decreased $5.4 million from lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset higher average revenue per average retail member and higher revenues from the Prospectiv acquisition. Insurance and Package revenues decreased $9.7 million primarily due to a higher cost of insurance from higher claims experience. Loyalty Products net revenues increased $2.7 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $2.8 million primarily from higher retail revenue in our online channel partially offset by lower package revenue and an unfavorable currency impact of $5.0 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $9.1 million, or 5.7%, to $150.8 million for the three months ended June 30, 2012 from $159.9 million for the three months ended June 30, 2011. Marketing and commissions expense decreased primarily due to the decreases in our Membership and Insurance and Package businesses partially offset by increases in our International business. The decrease in Membership was primarily the result of the delay in launches of certain marketing campaigns while the increase in International was primarily due to increased spending in our retail channel.

Operating Costs. Operating costs increased by $6.1 million, or 5.6%, to $115.3 million for the three months ended June 30, 2012 from $109.2 million for the three months ended June 30, 2011. Operating costs were higher primarily due to higher fulfillment costs in our Membership and Loyalty businesses.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the three months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Facility Exit Costs. During the three months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the lease on a Webloyalty facility. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of any estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $12.4 million for the three months ended June 30, 2012 to $49.0 million from $61.4 million for the three months ended June 30, 2011, primarily from recording $8.6 million less amortization expense in 2012 as compared to 2011 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $2.8 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $1.8 million, or 3.7%, to $47.0 million for the three months ended June 30, 2012 from $48.8 million for the three months ended June 30, 2011, primarily due to a $1.7 million more favorable impact of interest rate swaps in 2012 as compared to 2011.

Income Tax Expense. Income tax expense increased by $4.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to an increase in the current state and foreign tax liabilities and deferred federal and foreign tax liabilities for the three months ended June 30, 2012, partially offset by a decrease in deferred state tax liabilities for the same period.

Our effective income tax rates for the three months ended June 30, 2012 and 2011 were (6.3)% and (0.5)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2012 and 2011 is primarily a result of the increase in loss before income taxes and non-controlling interest from $37.7 million for the three months ended June 30, 2011 to $68.5 million for the three months ended June 30, 2012 and an increase in income tax expense from $0.2 million for the three months ended June 30, 2011 to $4.3 million for the three months ended June 30, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$189.5	$194.9	$(5.4)	$31.7	$34.8	$(3.1)
Insurance and Package Products	75.3	85.0	(9.7)	19.2	22.5	(3.3)
Loyalty Products	37.4	34.7	2.7	12.2	10.9	1.3
Eliminations	(0.7)	(0.8)	0.1	—	—	—

Total North America	301.5	313.8	(12.3)	63.1	68.2	(5.1)
Affinion International
International Products	76.1	73.3	2.8	10.0	9.8	0.2

Total products	377.6	387.1	(9.5)	73.1	78.0	(4.9)
Corporate	—	—	—	(5.7)	(6.0)	0.3
Impairment of goodwill and other long-lived assets	—	—	—	(39.7)	—	(39.7)

Total	$377.6	$387.1	$(9.5)	27.7	72.0	(44.3)

Depreciation and amortization				(49.0)	(61.4)	12.4

Income (loss) from operations				$(21.3)	$10.6	$(31.9)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $5.4 million, or 2.8%, to $189.5 million for the three months ended June 30, 2012 as compared to $194.9 million for the three months ended June 30, 2011. Net revenues decreased primarily from lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset higher average revenue per average retail member and higher revenues from the Prospectiv acquisition.

Segment EBITDA decreased by $3.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Segment EBITDA decreased primarily due to the lower net revenues of $5.4 million and higher operating costs of $6.0 million, principally due to increased costs associated with higher membership and one-time conversion costs for our identity theft protection programs. These factors more than offset lower marketing and commissions of $7.4 million, primarily from the timing of launches for certain marketing campaigns, and lower facility exit costs of $1.3 million.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $9.7 million, or 11.4%, to $75.3 million for the three months ended June 30, 2012 as compared to $85.0 million for the three months ended June 30, 2011. Insurance revenue decreased approximately $8.7 million primarily from a higher cost of insurance from higher claims experience. Package revenue decreased approximately $0.9 million primarily from lower fee-based revenue from our NetGain product.

Segment EBITDA decreased by $3.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to the lower net revenues which were partially offset by lower marketing and commissions and lower general and administrative costs.

Loyalty Products. Revenues from Loyalty Products increased by $2.7 million, or 7.8%, for the three months ended June 30, 2012 to $37.4 million as compared to $34.7 million for the three months ended June 30, 2011 primarily due to growth from existing clients.

Segment EBITDA increased by $1.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, as the higher net revenue was partially offset by higher product and servicing costs.

Affinion International

International Products. International Products net revenues increased by $2.8 million, or 3.8%, to $76.1 million for the three months ended June 30, 2012 as compared to $73.3 million for the three months ended June 30, 2011. Net revenues increased primarily from higher retail revenues in our online channel and were partially offset by lower package revenue and an unfavorable impact of $5.0 million as a result of the stronger U.S. dollar.

Segment EBITDA increased by $0.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 as the positive impact of the higher revenue was primarily offset by higher marketing and commissions from increased spending in our retail channel.

Corporate

Corporate costs decreased by $0.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as lower costs associated with stock compensation plans of $2.4 million were primarily offset by a $2.2 million negative impact from foreign exchange on intercompany borrowings in 2012 as compared to 2011.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the three months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes our consolidated results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase (Decrease)
Net revenues	$759.4	$754.0	$5.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	305.6	303.8	1.8

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase (Decrease)
Operating costs	233.4	217.2	16.2
General and administrative	66.2	97.6	(31.4)
Impairment of goodwill and other long-lived assets	39.7	—	39.7
Facility exit costs	—	1.3	(1.3)
Depreciation and amortization	99.1	122.9	(23.8)

Total expenses	744.0	742.8	1.2

Income from operations	15.4	11.2	4.2
Interest income	0.5	0.9	(0.4)
Interest expense	(94.6)	(95.1)	0.5
Loss on redemption of preferred stock	—	(6.5)	6.5
Other income, net	(0.3)	(0.1)	(0.2)

Income (loss) before income taxes and non-controlling interest	(79.0)	(89.6)	10.6
Income tax expense	(7.0)	(4.7)	(2.3)

Net loss	(86.0)	(94.3)	8.3
Less: net income attributable to non-controlling interest	(0.4)	(0.5)	0.1

Net loss attributable to Affinion Group Holdings, Inc.	$(86.4)	$(94.8)	$8.4

Summary of Operating Results for the Six Months Ended June 30, 2012

The following is a summary of changes affecting our operating results for the six months ended June 30, 2012.

Net revenues increased $5.4 million, or 0.7%, for the six months ended June 30, 2012 as compared to the same period of the prior year. Net revenues in our North American units decreased $3.8 million, primarily as a result of the absence in 2012 of a one-time payment from an insurance provider in our Insurance and Package business and lower retail revenues in our Membership business which more than offset higher net revenues from the acquisition of Prospectiv, and growth from existing clients in our Loyalty business. International segment net revenues increased by $9.2 million, primarily from higher retail revenue partially offset by lower package revenue and an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA decreased $19.6 million, primarily due to an impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge, Segment EBITDA increased $20.1 million as the positive impact of the higher revenues along with lower general and administrative costs, more than offset higher operating costs. The lower general and administrative costs were primarily due to the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011, and the reversal of a $14.6 million liability in connection with previously anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Revenues. During the six months ended June 30, 2012 we reported net revenues of $759.4 million, an increase of $5.4 million, or 0.7%, as compared to net revenues of $754.0 million in the comparable period in 2011. Net revenues of our Membership Products decreased $0.8 million as lower revenues from lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset higher revenues from the Prospectiv acquisition and higher volumes in wholesale arrangements. Insurance and Package net revenues decreased $11.7 million primarily due to the absence in 2012 of a one-time payment from an insurance provider along with lower package revenue. Loyalty Products net revenues increased $8.3 million primarily attributable to increased revenues from existing client programs. International Products net revenues increased $9.2 million primarily from higher retail revenue in our online channel partially offset by lower package revenue and an unfavorable currency impact of $7.3 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense increased by $1.8 million, or 0.6%, to $305.6 million for the six months ended June 30, 2012 from $303.8 million for the six months ended June 30, 2011. Marketing and commissions expense increased primarily due to increases in our International business primarily due to increased spending in our retail channel and was partially offset by decreases in our Membership business, primarily from delayed program launches, and our Insurance and Package business.

Operating Costs. Operating costs increased by $16.2 million, or 7.5%, to $233.4 million for the six months ended June 30, 2012 from $217.2 million for the six months ended June 30, 2011. Operating costs were higher primarily due to higher fulfillment costs in our Membership business from higher membership and one-time conversion costs in our identity theft protection programs and our Loyalty business from the revenue growth in client programs and certain start up costs in our International business related to new markets.

General and Administrative Expense. General and administrative expense decreased by $31.4 million, or 32.2%, to $66.1 million for the six months ended June 30, 2012 from $97.4 million for the six months ended June 30, 2011 primarily from the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011 and the reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the six months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Facility Exit Costs. During the six months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the lease on a Webloyalty facility. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of any estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $23.8 million for the six months ended June 30, 2012 to $99.1 million from $122.9 million for the six months ended June 30, 2011, primarily from recording $16.9 million less amortization expense in 2012 as compared to 2011 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $5.6 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $0.5 million, or 0.3%, to $74.5 million for the six months ended June 30, 2012 from $74.7 million for the six months ended June 30, 2011, as a more favorable impact of interest rate swaps in 2012 as compared to 2011 substantially offset higher accreted interest on non-interest bearing liabilities.

Loss on Redemption of Preferred Stock. The $6.5 million loss on redemption of preferred stock for the six months ended June 30, 2011 was recognized upon the redemption of 29,893 shares of preferred stock at a cost of $46.6 million. The loss represents the difference between the carrying amount for the preferred stock and the redemption price.

Income Tax Expense. Income tax expense increased by $2.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to an increase in the current state and foreign tax liabilities and deferred federal and foreign tax liabilities for the six months ended June 30, 2012, partially offset by a decrease in deferred state tax liabilities for the same period.

Our effective income tax rates for the six months ended June 30, 2012 and 2011 were (8.9)% and (5.2)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $89.6 million for the three months ended June 30, 2011 to $79.0 million for the six months ended June 30, 2012 and an increase in income tax expense from $4.7 million for the six months ended June 30, 2011 to $7.0 million for the six months ended June 30, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$377.4	$378.2	$(0.8)	$76.9	$66.3	$10.6
Insurance and Package Products	161.2	172.9	(11.7)	50.5	54.2	(3.7)
Loyalty Products	75.8	67.5	8.3	24.6	21.1	3.5
Eliminations	(1.3)	(1.7)	0.4	—	—	—

Total North America	613.1	616.9	(3.8)	152.0	141.6	10.4
Affinion International
International Products	146.3	137.1	9.2	11.2	13.7	(2.5)

Total products	759.4	754.0	5.4	163.2	155.3	7.9
Corporate	—	—	—	(9.0)	(21.2)	12.2
Impairment of goodwill and other long-lived assets	—	—	—	(39.7)	—	(39.7)

Total	$759.4	$754.0	$5.4	114.5	134.1	(19.6)

Depreciation and amortization				(99.1)	(122.9)	23.8

Income from operations				$15.4	$11.2	$4.2

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $0.8 million, or 0.2%, to $377.4 million for the six months ended June 30, 2012 as compared to $378.2 million for the six months ended June 30, 2011. Net revenues decreased primarily due to lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset the higher revenues from higher average revenue per average retail member, revenues from the Prospectiv acquisition and higher volumes in wholesale arrangements.

Segment EBITDA increased by $10.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Segment EBITDA increased due to lower general and administrative costs of $16.7 million which primarily resulted from the reversal of a liability of $14.6 million in connection with previously anticipated earn-out payments originally recorded in 2011 related to the Prospectiv acquisition, in addition to lower marketing and commissions of $4.2 million, partially offset by higher operating costs of $10.8 million. The lower marketing and commissions was primarily due to the timing of launches for certain marketing campaigns while the higher operating costs were principally due to increased costs associated with higher membership and one-time conversion costs for our identity theft protection programs.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $11.7 million, or 6.8%, to $161.2 million for the six months ended June 30, 2012 as compared to $172.9 million for the six months ended June 30, 2011. Insurance revenue decreased approximately $9.5 million primarily from the absence in 2012 of a one-time payment from an insurance provider in the first quarter of 2011. Package revenue decreased approximately $2.2 million primarily from lower fee-based revenue from our NetGain product and to lower annualized net revenue per average package member.

Segment EBITDA decreased by $3.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to the lower net revenues which were partially offset by lower marketing and commissions and lower general and administrative costs.

Loyalty Products. Revenues from Loyalty Products increased by $8.3 million, or 12.3%, for the six months ended June 30, 2012 to $75.8 million as compared to $67.5 million for the six months ended June 30, 2011 primarily due to growth from existing clients.

Segment EBITDA increased by $3.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, as the higher net revenue was partially offset by higher product and servicing costs.

Affinion International

International Products. International Products net revenues increased by $9.2 million, or 6.7%, to $146.3 million for the six months ended June 30, 2012 as compared to $137.1 million for the six months ended June 30, 2011. Net revenues increased primarily from higher retail revenue in our online channel, partially offset by lower package revenue and an unfavorable impact of $7.3 million as a result of the stronger U.S. dollar.

Segment EBITDA decreased by $2.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our retail channel and higher costs associated with start up activities related to new markets.

Corporate

Corporate costs decreased by $12.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the absence in 2012 of a charge for $14.8 million related to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January and February of 2011 which was partially offset by a $3.3 million negative impact from foreign exchange on intercompany borrowings in 2012 as compared to 2011.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the six months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.23 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011	Increase (Decrease)
	(in millions)
Total assets	$1,551.0	$1,676.7	$(125.7)
Total liabilities	2,916.3	2,956.8	(40.5)
Total deficit	(1,365.3)	(1,280.1)	(85.2)

Total assets decreased by $125.7 million principally due to (i) a decrease in other intangibles, net of $83.2 million, principally due to amortization expense of $74.6 million and an $8.2 million impairment of intangible assets acquired in the Prospectiv acquisition, (ii) a decrease in goodwill of $32.5 million, principally related to a $31.5 million impairment of the goodwill established in connection with the Prospectiv acquisition, and (iii) a decrease in cash of $19.8 million (see “—Liquidity and Capital Resources—Cash Flows”). These decreases were partially offset by an increase in receivables of $21.7 million, principally due to the timing of payments from clients for loyalty services, including payments for gift cards utilized for loyalty program fulfillment, and the impact of seasonality of travel services.

Total liabilities decreased by $40.5 million, primarily due to a decrease in deferred revenue of $24.4 million due to the continuing shift of the membership base to monthly memberships, and a decrease in other long-term liabilities of $13.2 million, principally due to the release of the earn-out liability established in connection with the Prospectiv acquisition.

Total deficit increased by $85.2 million, principally due to a net loss attributable to the Company of $86.4 million and foreign currency translation effect of $1.6 million, partially offset by share-based compensation of $2.5 million.

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

On April 9, 2012, Affinion declared, and on April 10, 2012, Affinion paid a dividend of $37.0 million to us, utilizing available cash on hand. We expect to utilize the proceeds of the dividend to make future interest payments on the Affinion Holdings senior notes (as defined below).

Cash Flows—Six Months Ended June 30, 2012 and 2011

At June 30, 2012, we had $86.6 million of cash and cash equivalents on hand, a decrease of $29.1 million from $115.7 million at June 30, 2011. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Cash provided by (used in):
Operating activities	$14.7	$5.8	$8.9
Investing activities	(28.2)	(1.0)	(27.2)
Financing activities	(5.9)	(54.7)	48.8
Effect of exchange rate changes	(0.4)	1.4	(1.8)

Net change in cash and cash equivalents	$(19.8)	$(48.5)	$28.7

Operating Activities

During the six months ended June 30, 2012, we generated $8.9 million more cash from operating activities than during the six months ended June 30, 2011. Segment EBITDA decreased by $19.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 (see “Results of Operations”). Accounts payable and accrued expenses generated cash flows that were $44.8 million more favorable due to the impact of the timing of payments to travel vendors , especially in the International travel business, and certain accruals recognized during the six months ended June 30, 2011 related to the Webloyalty acquisition and, partially offset by the impact of timing of payments for gift cards utilized for loyalty program fulfillment. This favorability was partially offset by less generated by accounts receivable due to timing of receipts, including the impact of new loyalty program clients and growth on loyalty programs with existing clients, and timing of marketing support payments from insurance carriers.

Investing Activities

We used $27.2 million more cash in investing activities during the six months ended June 30, 2012 as compared to the same period in 2011. During the six months ended June 30, 2012, we used $27.2 million for capital expenditures and $1.2 million for acquisition-related payments. During the six months ended June 30, 2011, we acquired $26.1 million of cash as a result of our acquisition of Webloyalty and used $24.9 million for capital expenditures and $3.6 million for acquisition-related payments.

Financing Activities

We used $48.8 million less cash in financing activities during the six months ended June 30, 2012 as compared to the same period in 2011. During the six months ended June 30, 2012, we made principal payments on borrowings of $5.9 million. During the six months ended June 30, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, we made principal payments on our debt of $5.9 million and incurred financing costs of $6.0 million. In addition, during the six months ended June 30, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.6 million to redeem all of our mandatorily redeemable preferred stock.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we sold $325.0 million aggregate principal amount of Affinion Holdings senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility in April 2010. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. As of June 30, 2012, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Affinion senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, including as part of refinancing its senior subordinated bridge loan facility and used cash on hand to pay fees and expenses associated with such issuance. The interest on the Affinion senior subordinated notes is payable semi-annually. Affinion may redeem some or all of the Affinion senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The Affinion senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility and the Affinion senior notes. The Affinion senior subordinated notes contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to us, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Affinion senior subordinated notes unless, prior to that date, (a) the maturity for the Affinion senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the Affinion senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the six months ended June 30, 2012 and the year ended December 31, 2011 was 5% per annum. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At June 30, 2012, the Company had $1,101.6 million outstanding under Affinion’s term loan facility, $325.0 million ($321.9 million, net of discount) outstanding under the Affinion Holdings senior notes, $475.0 million ($472.2 million, net of discount) outstanding under the Affinion senior notes and $355.5 million ($353.7 million, net of discount) outstanding under the Affinion senior subordinated notes. At June 30, 2012, there were no outstanding borrowings under Affinion’s revolving credit facility and Affinion had $158.1 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $6.9 million of letters of credit issued under the revolving credit facility.

Affinion’s senior secured credit facility and the indentures governing the Affinion senior notes and the Affinion senior subordinated notes contain various restrictive covenants that apply to Affinion. As of June 30, 2012, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

Covenant Compliance

The indenture governing the Affinion Holdings senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2012, the Company was in compliance with the restrictive covenants under the indenture governing the Affinion Holdings senior notes.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2012 to Adjusted EBITDA.

Twelve Months Ended June 30, 2012(a)
(in millions)
Net cash provided by operating activities	$74.0
Interest expense, net	187.6
Income tax expense	7.5
Amortization of favorable and unfavorable contracts	0.6
Amortization of debt discount and financing costs	(10.9)
Unrealized loss on interest rate swap	(4.2)
Deferred income taxes	(2.9)
Payment received for assumption of loyalty points program liability	(4.2)
Changes in assets and liabilities	55.1
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	25.3
Other, net(c)	24.6

Adjusted EBITDA, excluding pro forma adjustments(d)	352.5
Effect of the pro forma adjustments(e)	10.3

Adjusted EBITDA, including pro forma adjustments(f)	$362.8

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the six months ended June 30, 2011, plus consolidated financial data for the six months ended June 30, 2012.
(b)	Eliminates the effect of the Apollo Transactions and legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) our acquisition of Prospectiv that was completed in the third quarter of 2011 and (ii) the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such acquisition and such restructurings and cost savings initiatives had occurred on July 1, 2011 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(e)	Gives effect to the completion of the Prospectiv acquisition and the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such acquisitions and restructurings and cost savings initiatives had occurred on July 1, 2011.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended June 30, 2012 to Adjusted EBITDA as required by the indenture governing our Affinion Holdings senior notes.

Twelve Months Ended June 30, 2012(a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(148.5)
Interest expense, net	187.6
Income tax expense	7.5
Non-controlling interest	0.8
Depreciation and amortization	214.9
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	(1.3)
Certain legal costs(c)	13.0
Net cost savings(d)	13.6
Other, net(e)	64.9

Adjusted EBITDA, excluding pro forma adjustments(f)	352.5
Effect of the pro forma adjustments(g)	10.3

Adjusted EBITDA, including pro forma adjustments(h)	$362.8

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the six months ended June 30, 2011, plus consolidated financial data for the six months ended June 30, 2012.
(b)	Eliminates the effect of the Apollo Transactions.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)	Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo, (vii) facility exit costs and (viii) the impairment charge related to the goodwill and certain intangible assets of Prospectiv.
(f)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) our acquisition of Prospectiv that was completed in the third quarter of 2011 and (ii) the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such acquisition and such restructurings and cost savings initiatives had occurred on July 1, 2011 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(g)	Gives effect to the completion of the Prospectiv acquisition and the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such acquisitions and restructurings and cost savings initiatives had occurred on July 1, 2011.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above .

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

The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three months ended June 30, 2012 and 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.1 million and $2.1 million, respectively, related to the interest rate swap and for the six months ended June 30, 2012 and 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $1.0 million and $2.7 million, respectively, related to the interest rate swap.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2012 (dollars are in millions unless otherwise indicated):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At June 30, 2012
Fixed rate debt	$0.3	$0.5	$0.4	$680.7	$0.1	$475.0	$1,157.0	$963.0
Average interest rate	10.04%	10.04%	10.04%	10.04%	7.88%	7.88%
Variable rate debt	$5.6	$11.3	$11.2	$11.3	$1,062.2		$1,101.6	$1,005.2
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swaps(b)								$5.1
Average pay rate	2.99%
Average receive rate	0.46%

(a)	Average interest rate is based on rates in effect at June 30, 2012.
(b)	The fair value of the interest rate swap is included in accounts payable and accrued expenses at June 30, 2012. The fair value has been determined after consideration of the interest rate yield curve and the creditworthiness of the counterparty to the interest rate swap. We do not use derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In May 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 7.7 million and receive $9.5 million thirty days after the contract date. In June 2012, upon settlement, the Company entered into a new thirty day forward contract. During the three and six months ended June 30, 2012, the Company recognized a realized gain on the forward contracts of $0.1 million and a realized loss on the forward contracts of $0.1 million, respectively, and during the three and six months ended June 30, 2011, the Company recognized a realized gain on the forward contracts of $0.2 million and a realized loss on the forward contracts of less than $0.1 million, respectively. As of June 30, 2012, the Company had a $0.2 million unrealized loss on the foreign currency forward contracts. We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At June 30, 2012, the Company’s estimated fair value of Affinion’s foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2012, approximately $59.9 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorneys general and other state regulatory agencies, including state insurance regulators. Our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the”OCC”), Federal Deposit Insurance Corporation and Consumer Financial Protection Bureau (the “CFPB”) as described below. Pursuant to such oversight, the financial institutions may be required to oversee their service providers, vendors or products sold to customers of such financial institutions. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

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

The overall impact of these regulations on us and our clients is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect. These new and contemplated regulations could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations. In addition, the CFPB or other bank oversight federal agency such as the OCC have issued and may continue to issue a rulings or findings or enter into a settlement or consent order with one or more of our financial institution marketing partners that relates to the products or services we provide to such financial institution, this could adversely affect our marketing with that partner or require changes to our products or services to consumers that could have a material adverse affect on our business, financial condition and result of operations. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard it will comply with. As a result, marketing partners could delay or cease marketing with us or require changes to our products or services to consumers that could have a material adverse affect on our business, financial condition and result of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

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

Consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. On December 29, 2010, the Restore Online Shoppers’ Confidence Act was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Several states have passed similar laws restricting Online Data-pass Marketing. Since the Company had ceased Online Data-pass Marketing in January 2010, more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

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

We are involved in claims, legal proceedings and state and federal governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, if our marketing partners become involved in legal proceedings or governmental inquiries relating to our products or marketing practices we may be subject to indemnification obligations under our marketing agreements. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

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

AFFINION GROUP HOLDINGS, INC.

Date: July 26, 2012	By:	/S/ TODD H. SIEGEL
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