Form 10-K
period 2012-12-31
Affinion Group Holdings, Inc.
filed 2013-02-28
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2012 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 26, 2013 was 84,912,610.

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

The following description of our business is current as of December 31, 2012 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brand among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to the consumers with whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end customers.

We utilize our substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of our marketing partners on a highly targeted, campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with our marketing partners, as we believe this optimizes response, thereby improving the efficiency of our marketing investment. Accordingly, we maintain significant capabilities to market through direct mail, point-of-sale, direct response television, the internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance, roadside assistance, and various checking account and credit card enhancement services, loyalty program design and management, as well as disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40 year operating history, position us to deliver consistent results in a variety of market conditions.

Our comprehensive portfolio of customer engagement and loyalty solutions include:

•

development of customized and relevant products and services that address fundamental consumer needs and fulfill the expectations consumers have of the services and offers they expect to receive from our marketing partners;

•	marketing strategy and management of customized marketing programs;

•	data analysis utilizing our proprietary technology and databases to target customers most likely to value, and therefore respond to, our products and services;

•

design and implementation of marketing campaigns in various types of media including direct mail, online marketing, point-of-sale marketing, direct response television marketing, inbound and outbound telephony and voice response unit marketing;

•	fulfillment, customer service, website and mobile application development;

•	loyalty program design and administration; and

•	disaggregated loyalty redemption options, such as gift cards, cash back , travel and merchandise.

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flows. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers whom we bill on a monthly, quarterly or annual basis. Further, we generate revenues from our marketing partners that choose to directly market our products and services to their customers on a wholesale basis and typically pay us a monthly fee per enrolled customer. We also generate revenues through our loyalty customer engagement business by designing and administering points-based loyalty programs on a contractual, fee-for-service basis. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature or otherwise highly predictable given the terms of our contracts with marketing partners. Revenue from our existing customer base and long-term marketing partner relationships has historically generated over 80% of our next twelve months net revenue. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing, and related commission, expenditures.

For the year ended December 31, 2012, we had net revenues, net loss attributable to us and Adjusted EBITDA (as defined below) of $1,494.6 million, $139.6 million and $334.7 million, respectively.

Business

We seek to address the needs of three primary parties in developing and implementing our customer engagement and loyalty solutions:

•	Marketing partners, which are the companies for whom we develop and manage customer engagement and loyalty programs;

•

Customers, which are the end-customers of our marketing partners and who subscribe to one or more of our programs or who are eligible to receive rewards for their transaction activity with the marketing partner; and

•	Vendors, which are the third-party suppliers who provide components for our products and services as needed.

Marketing Partners:

Our marketing partners are many of the leading companies in the United States and Europe. They enter into agreements with us to:

•

offer products and services that both appeal to their customers and fulfill the expectations those customers have of the types of products and services they expected to receive from the partner, thereby engaging those customers in a deeper, more meaningful, longer and more profitable relationship with them;

•	develop customized marketing programs that leverage their brand names in offering these programs and services to their customers; and

•

design, implement and administer points-based loyalty programs that provide customers with desirable rewards for performing certain behaviors that are beneficial to our marketing partner, such as repeat buying.

Our marketing partners value our services because we enhance their customer relationships and strengthen customer loyalty, promote their brands and provide them with incremental, high-margin revenue because we often bear the costs of marketing and servicing these programs. Given the extent of our competencies in direct response media and the efficiencies in our marketing, we believe that we implement and operate our customer engagement and loyalty programs more effectively than a typical partner could on a stand-alone basis, thereby allowing our marketing partners to focus on their core businesses.

As of December 31, 2012, we had more than 5,740 marketing partners in a variety of industries including financial services, retail, travel, telecommunications and utilities. Some of our leading marketing partners, based on revenues for the year ended December 31, 2012, include Wells Fargo, Citibank, JPMorgan Chase and Royal Bank of Scotland. Revenues generated from our largest marketing partner, Wells Fargo, and its customers, accounted for 15.3% of total revenues in 2012. We have several contracts with Wells Fargo and in 2012 90% of the revenues from these contracts were attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide either to address their fundamental needs in lifestyle and protection services at a reasonable price or to reward them for continued activity with our marketing partners, the ease of use and the wide range of benefits available with our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 46.3% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2012, we had approximately 65.3 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 154 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

When we are unable to provide a benefit or service with our in-house capabilities, we contract with one or more of our many third-party vendors to provide components for our products and services, such as credit reports, supplemental insurance coverage, travel discounts, gift cards and merchandise. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts (typically with initial terms of up to ten years that renew automatically unless notice of non-renewal is given by either party prior to renewal). By combining the services of our vendors with our in-house capabilities, we are able to offer 22 core products and services on a subscription basis with over 387 unique benefits, support almost 5,400 versions of products and services representing different combinations of pricing, benefits configurations and branding and provide a wide range of desirable options for the redemption of loyalty rewards points.

We organize our business into two operating units:

Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide our members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as concierge services, retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2012, managed programs representing an aggregate estimated redemption value of approximately $4.5 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2012, we facilitated approximately $2.3 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We have not offered AD&D or related insurance programs outside North America since 2000. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. Most recently, we have expanded our footprint into Brazil by launching business operations and into Turkey through the acquisition of existing marketing capabilities.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 16 to our audited consolidated financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 16 to our audited consolidated financial statements included elsewhere herein for additional financial information by geographic area.

Our Market Opportunity and Competitive Strengths

We offer our products and services through our affinity marketing partners or through affinity marketing relationships and through direct-to-consumer marketing. Affinity marketing is a subset of the larger direct marketing industry and involves marketing products and services to a marketing partner’s base of customers. This generally results in higher customer receptiveness as those customers recognize and trust products that are offered through the marketing partner and its brands. In addition, incorporating our marketing partners’ logos and trademarks in our marketing materials, or co-branding with our marketing partners, provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that products approved by, and marketing associated with, well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing. We also market to consumers directly through internet and television advertising. By leveraging our vast expertise in direct response media and campaign strategy and execution, we believe that marketing directly to consumers provides us with an effective alternate distribution channel for our programs and services and at attractive returns, as we are able to retain the full value of the subscription fee as compared to affinity marketing, where we enter into revenue-sharing agreements with our marketing partners.

We attribute our success and competitive advantage in providing comprehensive customer engagement and loyalty solutions and marketing services to our ability to leverage a number of key strengths, including:

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 115,000 customer engagement and loyalty program marketing campaigns over the last ten years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response and television marketing, inbound and outbound telephony and voice response unit marketing. To promote awareness of our programs and services when we are marketing directly to the consumer, we employ various methods, including search engine marketing and search engine optimization, which ensures our programs are exposed to consumers who have conducted a search for such services, and affiliate networking, all of which generates incremental traffic directly to our direct-branded product sites. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

We believe that our expertise allows us to provide our marketing partners with substantial flexibility in managing and enhancing their customer relationships and also provides us with superior returns on our marketing expenditures.

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe. We believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Because our services have broad consumer appeal and are relevant to any industry looking to enhance and extend the quality of their relationship across large-scale populations, our marketing partner relationships span a wide variety of industries, such as financial services, retail, travel, telecommunications, utilities, among others.

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

Expertise in Developing Valuable, Relevant Products. We manage a broad range of benefits that are embedded into the customer engagement and loyalty solutions we market to the customers of our marketing partners. Our products are designed to address fundamental consumer needs or reward consumers for performing certain behaviors, such as increasing their spending with our marketing partners, and incorporate a range of lifestyle and valuable protection benefits related to insurance, travel, health care, automotive, identity theft protection, entertainment, shopping and merchandise or gift card rewards, among other things. We continually research, develop and test new products and benefits that are relevant to customers and build loyalty and value for our marketing partners. We market both our own customer engagement and loyalty solutions as well as those of our marketing partners, where appropriate, to meet customer needs.

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

Range of Capabilities for Loyalty Program Solutions. We monitor changing patterns of consumer preference to better understand the options consumers are more likely to respond to when redeeming points that have been awarded by a credit card issuer, travel service provider, retailer or other sponsor of a loyalty points program for rewards. We are able to fulfill consumers’ most preferential options because we have established direct relationships with hundreds of merchandise and gift card providers, representing more than 800 brands, and we operate one of the largest travel agencies in the United States. Our marketing partners are able to leverage these abilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which increases the likelihood that the program will positively influence consumer behavior.

We believe that the range of the services we are able to provide to support our marketing partners’ loyalty programs provides us with a sustainable advantage over competitors who are not able to offer an advanced solution.

Diversified, Global Marketing Platform. Because we have marketing capabilities in 18 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, including the United Kingdom, France and Germany, we are able to provide our customer engagement and loyalty solutions on a global basis to better serve our marketing partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our customer engagement, marketing, loyalty and product expertise by sharing the knowledge and experience we gain from one country into a new territory, thereby improving the efficiency of our overall global operations.

We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Subscribers who have been acquired through previous marketing efforts become a part of our membership base. The performance of our existing base typically follows a pattern that is consistent with our historical observations, providing us with insight with respect to planning our future business activities. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2012 amounted to approximately $0.9 billion and are expected to result in deductions of up to approximately $119.0 million per year for the next eight years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Executive Chairman, Nathaniel J. Lipman, and our Chief Executive Officer, Todd Siegel, both of whom have been with us for over thirteen years, with the exception of our Chief Financial Officer, Mark Gibbens, each of our senior operating executives has more than ten years of relevant industry experience in senior positions. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Our Business Strategy

Our strategy is to pursue initiatives that maintain and enhance our position as a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with our marketing partners by creating and/or delivering valuable products and services that generate incremental loyalty and to focus on attractive opportunities that will increase our profitability and cash flows. The key elements of our strategy are to:

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions based on the available opportunities will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past three years we have grown the average revenue per member in our global membership business at a compound annual rate of approximately 5.1%, from $68.69 in 2010 to $79.74 in 2012.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive customer engagement and loyalty solutions offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the customers of our European marketing partners. In addition, our European package business has continued its evolution through unique product offerings, enhanced customer services and delivery of benefits and, as loyalty points programs continue to become more widely available throughout the world, we believe we have opportunities to extend our U.S.-style loyalty program services across our international footprint with both new and existing clients. We are also planning to extend our operations into new countries and geographic regions. We intend to continue our growth in the international markets through both organic initiatives, including geographic expansion, as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement solutions, grow our distribution capabilities or enhance our scale. Most recently, we expanded our European footprint into Turkey through the acquisition of a majority stake in a leading concierge service.

Grow Our Loyalty Operations. We believe there are additional opportunities to expand our loyalty business as both current and prospective marketing partners increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our marketing partners, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior.

Expand Our Vertical Market Penetration and Range of Marketing Media. We believe there are substantial opportunities to add new marketing partners in the retail, financial, travel, Internet, cable, telecom and utilities industries, in both North America and Europe, where prospective partners desire to add incremental revenue and strengthen and enhance the loyalty of their customer relationships. We also believe there are significant opportunities to expand our marketing channels. This includes (1) direct-to-consumer marketing via internet and television advertising, in which we market proprietarily branded products and services that are comparable to what we offer through our affinity marketing channels and leverage search engine marketing (SEM) and search engine optimization (SEO) techniques, and (2) point-of-sale marketing with retailers, in which we leverage the benefits and services from our existing product portfolio to create and market a uniquely customized configuration that is relevant and meaningful to a particular retail marketing partner’s customers.

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

Leverage Best Practices for Growth and Acquisitions. We intend to leverage the integration of our businesses globally by applying best practices and cross-selling products and services across business lines and geographical regions. For instance, we intend to continue expanding our loyalty services by bringing the capabilities we enjoy in the U.S. to those international markets where the issuance and acceptance of points as a reward currency provide us with opportunities to provide our points management and redemption capabilities. We will continue to consider acquisitions of selected assets, businesses and companies to enhance our scale and market share.

Industry Overview

Direct marketing is any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name and customer contacts of such institution. We believe that marketing products and services that are associated with the brand of a marketing partner can provide a significant advantage over other forms of direct marketing. Affinity marketing provides us with access to our marketing partners’ large customer base, generally results in higher response rates as customers recognize and trust our marketing partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Marketing partners benefit as they are able to promote their brands while offering additional programs and services that are relevant and meaningful to their customers, which strengthens their relationships with their customers and generates incremental revenue.

Marketers with direct customer contacts or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, are projected by the DMA to grow at a compound annual growth rate of approximately 2.5% from 2011 through 2016 in the U.S. Online media, a growth vehicle for the industry, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of approximately 10% for internet media from 2011 to 2016 in the U.S.

Industry and market data used throughout this Report were obtained from the DMA’s 2012 Statistical Fact Book (2012 Edition).

Company History

We have 40 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. Our international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant. The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Apollo Transactions (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”)) and all of the share capital of Affinion International Holdings Limited or AIH (known as Cendant International Holdings Limited prior to the consummation of the Apollo Transactions). See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Acquisition—Purchase Agreement.”

Marketing

We provide our customer engagement and loyalty solutions through retail and wholesale arrangements, or combinations of both, with our marketing partners, in addition to our direct to consumer marketing efforts. Under a retail arrangement, we usually market our products to a marketing partner’s customers by using that marketing partner’s brand name and customer contacts. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses related to the customer solicitation and acquisition but share a lower amount of the related revenue (which we generally call a “commission”) with our marketing partners. Under structures where our marketing partners share more of the acquisition marketing costs, we typically have lower up-front expenses, but pay higher commissions on related revenue to such partners. While the negotiated commission rates may vary considerably by marketing partner, the range of rates also varies based on the media that is used in the acquisition of the member, and are generally structured to compensate the marketing partner when its own resources are used in the marketing solicitation. For example, commission rates associated with direct mail campaigns are typically lower than those associated with in-branch campaigns.

Under a wholesale arrangement, the marketing partner bears the expense to market our products and services to its customers, collects revenue from the customer, and typically pays us a monthly fee per end-customer. Under this type of arrangement, we may also provide other services to our marketing partners, including enrollment, fulfillment, customer service, website and mobile application development.

We utilize a variety of media to offer our customer engagement solutions, including direct mail, online marketing, point-of-sale marketing, direct response television and internet marketing, inbound and outbound telephony and voice response unit marketing. We have a full-service, in-house creative agency with expertise in utilizing all varieties of customer acquisition media. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts for any person-to-person interactions in the solicitation or servicing of a member and direct mail materials that are repeatedly tested and updated to ensure regulatory compliance, consistency of quality and the maximum effectiveness for each marketing campaign.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 115,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions have been taken into account.

Direct Mail. We have developed considerable expertise in direct mail marketing. Our direct mail experience includes a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. We have extensively tested variations of these forms of direct mail solicitations to help drive higher customer response rates.

Online Marketing. We use the Internet for the marketing of our products and services, both with marketing partners and via direct to consumer marketing, in both North America and Europe, and for the delivery of certain product benefits where it is relevant and beneficial to the consumer’s experience to do so. Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), offering our products and services directly to customers, and expanding relationships with traditional marketing partners via the Internet (notably financial institutions who allow us to market to their online banking customers). We use advertising, search engine optimization and marketing techniques (SEO and SEM) and email marketing methods to enhance our online customer acquisition techniques.

Point-of-Sale Marketing. Point-of-sale marketing is offered at our retail marketing partners’ stores, and the branch networks are the primary distribution medium for our checking account package enhancement as well as certain membership products with our financial institution marketing partners. Point-of-sale marketing utilizes a variety of promotional and display materials at these locations to create interest and drive program inquiries and enrollments, such as the discount of various purchasing activities with the marketing partner. Customer service representatives of our marketing partners usually coordinate sales with the opening of new accounts and sale transactions. We also train our marketing partners’ point-of-sale personnel in the sales for our programs.

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

Voice Response Unit Marketing. When a consumer contacts a marketing partner’s call center to make an inquiry that can be handled electronically, the automated voice response system offers our product while the customer is waiting for, or after the completion of, the transaction or inquiry. The consumer then has the opportunity to accept or decline the offer.

Products and Services

North American Membership Products. We market various membership products and services in North America, primarily to the customers of our domestic marketing partners, but also through direct to consumer initiatives. These products are typically offered on a subscription basis and may be categorized generally as addressing one of two broad categories of fundamental consumer needs: (1) protection and peace-of-mind services or (2) savings on lifestyle oriented purchases and loyalty solutions. For example, our products offer members benefits and value-added services in the growing market of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being, or discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise travel, automotive and home improvement.

At December 31, 2012, our principal membership products included:

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
Mobile phone protection

•     Mobile phone warranty and accidental damage coverage

•     Available for any phone regardless of age, carrier or model

•     $100 cash back on mobile phone expenses during first year of membership

•     Concierge service

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	• 5% cash back • Full service website provides access to over 115,000 hotel properties

Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products

•     200% low price guarantee for 60 days; automatic two-year warranty on most items

•     Discount on over 11,300 items from more than 700 brand name manufacturers

•     3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	• Emergency roadside assistance for up to three times per year • Up to 15% in service center network savings

Product	Description	Key Features
	Discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment	• Over 300,000 savings offers nationwide • Coupons from national retailers and local merchants • Dining discount at almost 70,000 U.S. restaurants

	Customer service that extends manufacturers’ warranties	• Automatic five-year warranty extension • 50% off repair costs • 60 day price protection • 90 day return policy

We utilize all forms of direct marketing to acquire new members and end-customers in the Membership business segment including direct mail, telemarketing, customer service marketing, voice response unit marketing, direct response internet and television marketing, point-of-sale marketing and our online initiatives. In the affinity channel, membership programs are mostly offered on a retail basis, where customers directly pay us a subscription fee. In return, we usually pay our marketing partners’ commissions on initial and renewal subscriptions based on a percentage of the subscription fees we collect. The existing subscriber base contains members who originally enrolled and subsequently renewed under annual or monthly subscription terms, but our new subscribers enroll principally on monthly subscription terms. We also offer our membership products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs. In the direct to consumer channel, we fund the marketing and retain the full value of the subscription fee.

Merchant-Funded Programs and Solutions. We provide our clients with online performance marketing, lead acquisition and consumer acquisition services. Our services result in qualified marketing leads and customers for our clients, as well as incremental revenue streams for our online publisher clients. We also provide a program that offers our marketing partners’ customers with relevant and robust cash-back savings, points that can be used across our extensive network of merchants and gift card providers, and individualized promotional offers generated from our proprietary modeling and data analytical capabilities, which are then distributed to customers through our patented technologies.

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

At December 31, 2012, our principal insurance products included:

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

Domestic Package. We design and provide checking account enhancement programs to approximately 1,900 financial institutions in the United States. We provide these marketing partners with a portfolio of approximately 49 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee.

At December 31, 2012, our principal package products included:

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

Loyalty Products. We manage loyalty solutions products for points-based loyalty programs for many large financial institutions and other significant businesses. As of December 31, 2012, we managed programs representing an aggregate estimated redemption value of approximately $4.5 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2012, we facilitated approximately $2.3 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

In 2008, we assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program operated by these ex-Cendant entities for a major financial institution in exchange for an administrative fee. The obligations that we assumed included the fulfillment of the then-outstanding loyalty program points. With the exception of the loyalty program points assumed in connection with that transaction and the loyalty points earned by credit card holders under this program, we do not typically retain any loyalty points-related liabilities, although we expect this may be a source of incremental growth for our business in the future given that our predictive modeling capabilities provide us with opportunities to fairly value the economics of such programs. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 550 vendors to obtain rewards and provides loyalty partners with access to more than 14,700 available merchandise models

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

Loyalty Fulfillment. We provide and manage travel reward products for loyalty programs through Connexions Loyalty Travel Solutions LLC (“Connexions”), which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline travel reward fulfillment as we fulfilled over 2.3 million travel redemptions on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service travel rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

Works directly with approximately 140 travel suppliers to obtain rewards and provide clients with access to worldwide travel content

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

At December 31, 2012, our principal international membership products included:

Product	Description	Key Features
Sentinel Gold	Protection for all credit and debit cards against loss or theft

•     Services including cancelling of lost or stolen cards, change of address and luggage and key retrieval

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

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,740 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Citibank, JPMorgan Chase and Royal Bank of Scotland. In 2012, we derived approximately 46.3% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

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

Membership Products. We have approximately 950 marketing partners in multiple industries. Our relationships with our largest partners typically encompass multiple products and/or types of marketing media. In general, we have long-standing relationships with our partners.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,500 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2012. Customers of our top 10 marketing partners generated approximately 40% of our gross insurance revenue in 2012. Our package enhancement marketing partners are comprised of approximately 1,900 national financial institutions, regional financial institutions and credit unions at December 31, 2012. Customers of our top 10 U.S. marketing partners generated approximately 33% of our U.S. package enhancement revenue in 2012. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 51% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2012, we had approximately 65.3 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 154 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,740 marketing partners as of December 31, 2012. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2012, we had approximately 12.3 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being.

Insurance and Package Products. As of December 31, 2012, we had approximately 25.5 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2012, we provided our U.S. package products to approximately 8.3 million members and end-customers. Approximately 1,900 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. We worked with approximately 64 marketing partners as of December 31, 2012, and provided enhancement and loyalty products to approximately 154 million customers. These marketing partners include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG (as defined below) partner agreements have a term of at least two years, and we typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

International Products. As of December 31, 2012, we had approximately 16.5 million international package customers and approximately 2.8 million members and end-customers in 15 countries, primarily in Europe.

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

Insurance and Package Products. As of December 31, 2012, The Hartford, Inc. (“The Hartford”) was our primary carrier for the majority of our insurance programs and was one of our largest suppliers during 2012. Our contract with The Hartford is non-exclusive and we periodically explore additional relationships for our insurance programs. As of December 31, 2012, we also have contractual relationships with other insurance underwriters, including American International Group, American General, Minnesota Life Insurance Company, and Chubb & Son, a division of Federal Insurance Company.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include travel discounts and AD&D insurance that are supplied by our loyalty and insurance benefit vendors, respectively.

Loyalty Products. Connexions Loyalty, Inc. (formerly Affinion Loyalty Group, Inc.), our wholly owned subsidiary (“Connexions”), acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’s proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty and insurance benefits vendors.

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

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America totals around 16.6 million pieces per year. Approximately 89% of these pieces are completed by our facility in Franklin, Tennessee, with the remainder completed by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in six locations across Europe and totals around 8.7 million pieces per year. Approximately 37% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, oil and retail company proprietary cards, PayPal, mortgage loans and checking and savings accounts. Domestically, we process approximately 118 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of almost 16,000 items, covering more than 600 brands sourced through a best-in-class direct-ship network of 100 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was more than 725,000 units and almost $51 million in 2012. Related commissions on merchandise revenue totaled approximately $1.6 million which is included in our 2012 net revenues.

Travel Fulfillment. Loyalty Travel Agency LLC (“LTA”), our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

LTA travel consultants use Travelport’s Worldspan GDS booking system, which offers 288 airlines, 10 car rental companies, and over 115,000 hotel properties. This system provides us with access to online fares and electronic ticketing capability on 165 air carriers. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and branded websites.

Contact Call Centers

Our contact call centers provide high-quality customer service, retention support and inbound telemarketing services. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2012, 21 facilities handled the call volume, of which 11 are internally managed (6 in North America and 5 in Europe) and 10 are outsourced.

Our contact call centers handle approximately 20 million customer contacts per year, 12.9 million of which are related to our North American business and 7.1 million to our international business. The contact call centers provide a primary point of interaction with our customers. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,740 marketing partners as of December 31, 2012, approximately 65.3 million membership, insurance and package members and end-customers enrolled in our programs worldwide and approximately 154 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2012. Our leadership position in the growing affinity marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from over 115,000 customer engagement and loyalty program marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2012, we offered 22 core products and services with over 387 unique benefits and supported almost 5,400 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Membership Products. The membership services industry is characterized by a high degree of competition. Participants in this industry include membership services companies, such as United Marketing Group, Encore, Synapse, and Intersections, as well as the credit bureaus, Experian, Equifax and TransUnion, and large retailers, travel agencies, insurance companies and financial service institutions.

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

Loyalty Products. Examples of participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Epsilon and Travelocity.

International Products. In Europe, on the membership side of the business, competitors include Card Protection Plan across multiple markets, as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Serisystem and Jakala in Italy, and Sreg MehrWert Servicegesellschaft and 3W Marketing in Germany.

Information Technology

Our information technology team, comprised of approximately 585 employees worldwide, operates and supports approximately 245 individual applications at December 31, 2012. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and enrollment requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Affinion Benefits Group, Connexions Loyalty, Affinion International, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks are valuable assets.

Employees

As of December 31, 2012, we employed approximately 4,300 people, of which approximately 60% are located in North America and the remaining 40% are in our international offices.

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

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2012, the “Do-Not-Call” Registry included more than 209 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

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

We are a highly leveraged company. As of December 31, 2012, we had approximately $2.2 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2015, other than quarterly payments on Affinion’s term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2012, our estimated 2013 principal and interest payments on our debt will be approximately $200.9 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of Affinion’s senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes due 2018 (the “Affinion senior notes”) and Affinion’s 11 1/2% senior subordinated notes due 2015 (the “Affinion senior subordinated notes”) and our 11.625% senior notes due 2015 (the “11.625% senior notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of Affinion’s senior secured credit facility and the indentures governing the Affinion senior notes, the Affinion senior subordinated notes and our 11.625% senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

any of which could result in an event of default under the Affinion senior notes, the Affinion senior subordinated notes and our 11.625% senior notes.

If the indebtedness under Affinion’s senior secured credit facility, the Affinion senior notes, the Affinion senior subordinated notes or our 11.625% senior notes were to be accelerated, there can be no assurance that Affinion’s or our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing the Affinion senior notes, the Affinion senior subordinated notes and our 11.625% senior notes, and Affinion’s senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are, or will be (as applicable), subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2012, we had $157.8 million available for additional borrowing under the revolving loan commitments under Affinion’s senior secured credit facility, after giving effect to $7.2 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “— Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

the future availability of borrowings under Affinion’s senior secured credit facility, the availability of which depends on, among other things, Affinion’s complying with the covenants in Affinion’s senior secured credit facility.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under Affinion’s senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements for Forward-Looking Information.”

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including Affinion’s senior secured credit facility, the indentures governing the Affinion senior notes, the Affinion senior subordinated notes and our 11.625% senior notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing.

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

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital. For the years ended December 31, 2012, 2011 and 2010, we had net losses attributable to us of $139.6 million, $156.9 million and $191.1 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2012, 2011 and 2010 was $111.9 million, $112.6 million and $31.6 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As part of the Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting Cendant Marketing Services (“Predecessor”), a division of Cendant Corporation (“Cendant”). Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $119 million per year ending in 2020. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indenture governing the notes, which contractual obligations may be amended without your consent.

Our obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act has been automatically terminated because the 11.625% senior notes were held by fewer than 300 persons on January 1, 2012. Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of the 11.625% senior notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing the 11.625% senior notes. We expect that such periodic reports filed by us as a voluntary filer (including this Annual Report on Form 10-K) will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indentures governing the 11.625% senior notes with the consent of the holders of at least a majority of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline, resulting in material adverse effects to our financial condition.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of customers has occurred historically, and in the future may occur, due to numerous factors, including:

•	changing customer preferences;

•	competitive price pressures;

•	general economic conditions;

•	customer dissatisfaction;

•	credit or debit card holder turnover; and

•	marketing partner and customer turnover.

Further, more recently, we also have experienced a net loss of members and end-customers due to the regulatory issues at our financial institution marketing partners, which have and may continue to cause, such partners to cancel the membership of certain end-customers. Additionally, we expect to continue to see a net loss of members and end-customers as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response than what we historically observed from our financial clients or through direct mail. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline.

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

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our marketing partners. In 2012, we derived approximately 45% of our net revenues from members and end-customers we obtained through the 10 largest marketing partners of our more than 5,740 marketing partners.

Many of our key marketing partner relationships are governed by agreements that may be terminated at any time without cause by our marketing partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our marketing partners upon notice of as few as 30 days without penalty. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our marketing partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key marketing partners may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution marketing partners, certain partners have terminated their agreements with us or ceased marketing our services to, or ceased billing, their customers. The loss of such marketing partners, the cessation of their marketing of our services or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such marketing partner’s customers are customers of ours and could adversely affect our ability to further market new or existing services through such marketing partner to prospective customers. There can be no assurance that more of our or other marketing partners will not terminate their relationship with us, cease or reduce their marketing of our services, cease the billing of their customers or suffer a decline in their business. If other marketing partners terminate or do not renew their relationships with us and we are required to cease providing our services to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

Our typical membership products agreements with marketing partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. However, in some cases, our marketing partners have, and others may in the future, nonetheless violate their contractual obligations and cease facilitating the billing of such existing members. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also have and may continue to require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us or due to a change in the law or regulations. If more of these marketing partners were to terminate our agreements with them, and require us to cease providing our services to, or cease billing, their customers, then we could continue to lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial membership period compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our members’ credit and debit cards by their card issuers as a result of payment delinquencies or for any other reason could result in a loss of members and end-customers and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance products or cease marketing certain insurance related products in certain states, as a result of which our revenue and profitability could be adversely affected. If we are required to use an alternative insurance carrier or change our insurance related products, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability. Additionally, if third-party vendors increase their prices for their services, it would increase our costs and could result in a reduction of our profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. In excess of 95% of our domestic new member and end-customer enrollments for the year ended December 31, 2012 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We may be unable to achieve annual Adjusted EBITDA growth in future periods.

We may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Information.” In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain key marketing partners and expand those relationships, develop relationships with new key marketing partners, grow our international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Experian, Equifax, TransUnion, Aegon, Intersections, Sisk, Carlson Marketing Group, Epsilon, Assurant and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the FTC, the FCC, CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the FSA in the U.K. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, financial promotions and the contracting process with consumers. In addition our marketing operations are subject to regulation including data protection legislation requiring notification and obtaining consent for marketing and also advertising rules regarding the content of marketing messages. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone or website. In the latter case, electronic commerce rules also come into play. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices and the loss of required authorization or licenses would severely inhibit our service offerings.

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution marketing partners terminating, and may cause others to in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our services to their members or end-

consumers, all of which could have a material adverse impact on our business. In addition, our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and FSA as described below. Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions. As a result, our financial institution marketing partners may impose requirements and processes that could impede our ability to market our programs and services and reduce our revenues and profitability.

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

The overall impact of these regulations on us and our clients is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect. These new and contemplated regulations and supervisory audits and inquiries could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations. In addition, the CFPB or other bank oversight federal agency such as the OCC, have issued and may continue to issue rulings or findings or enter into a settlement or consent orders with one or more of our financial institution marketing partners that relates to the products or services we provide to such financial institution, which could adversely affect our marketing with that marketing partner or require changes to our products or services to consumers and could have a material adverse effect on our business, financial condition and results of operation. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse effect on our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

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

Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are two states that are currently considering some form of “Do-Not-Mail” legislation. Additionally, several bills have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If such legislation is passed in one or more states or by Congress, it could impede our ability to market our programs and services and reduce our revenues and profitability.

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

Between December 2008 and December 2012, the Company received inquiries from numerous state attorneys general and U.S and U.K agencies relating to the marketing of its membership programs and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ request for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. Settlement of such matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief.

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

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2012. In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our marketing partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated marketing partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of marketing partners to whom we can sell our programs and services. Therefore, a significant and prolonged downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end-customers and reduce our revenues and profitability. Additionally, our financial institution marketing partners are subject to new regulations, such as Dodd-Frank. The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies. These new and contemplated regulations could impose additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated approximately 80% of our next twelve months net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end-customer interest. Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings non-competitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services. Our failure to develop, introduce or expand our products and services or to make other investments in our business, such as marketing or capital expenditures, could result in a loss of members and end-customers and reduce our revenues and profitability.

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

From time to time, we pursue acquisitions as a means of enhancing our scale and market share. In general, the success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of key employees or of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions we have made in the past such as Prospectiv Direct, Inc. (“Prospectiv”) and any future acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

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

We are dependent on the services of Todd H. Siegel, our Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Mr. Siegel or any other member of our senior management team could have an adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. All of our current executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment.

We are controlled by Apollo who will be able to make important decisions about our business and capital structure.

Approximately 68% of the common stock of Affinion Holdings is beneficially owned by investment funds affiliated with Apollo. As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Affinion Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Affinion Holdings Stockholder Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Webloyalty Acquisition”). Under the Affinion Holdings Stockholder Agreement, investment funds affiliated with Apollo and General Atlantic currently have the right to nominate seven and three, respectively, of our directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Todd Siegel as a director in his capacity as our Chief Executive Officer and for the nomination of Mr. Lipman as a director. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Affinion Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the notes and our senior subordinated notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2012, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
San Carlos, CA	Sales and Support
Norwalk, CT (2 sites)	Former Global Headquarters of the Company and of Webloyalty, both now vacant
Shelton, CT	Former Call Center, now vacant
Trumbull, CT	Call Center/ Data Ops Center
Boise, ID	Call Center
Wakefield, MA	Prospectiv Headquarters

Location	Function
Eden Prairie, MN	Connexions Headquarters
St. Louis, MO	Call Center
Dublin, OH	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Products Operations
Franklin, TN (2 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center

International Facilities
Slough, United Kingdom	International Headquarters
Berlin, Germany	Call Center
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Kettering, United Kingdom	Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Milan, Italy	Sales, Marketing and Call Center
Nyon, Switzerland	Administration, Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales and Marketing
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing
Villepinte, France	Administration and Call Center

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2012, 2011 and 2010 was $20.0 million, $19.8 million and $16.4 million, respectively.

Item 3.	Legal Proceedings

In the ordinary course of business, we are involved in claims, governmental inquiries and legal proceedings related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also a party to lawsuits which were brought against us and our affiliates and which purport to be a class action in nature and allege that we violated certain federal or state consumer protection statutes (as described below). We intend to vigorously defend ourselves against such lawsuits.

On June 17, 2010, a class action complaint was filed against us and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, we filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied our motion. On March 28, 2011, we and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against us, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs are due March 11, 2013. Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the case described in the following paragraph). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases. We do not know when the court will rule on that motion. On February 15, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until the sooner of (1) the resolution of the motion to consolidate the case into the existing consolidated cases, or (2) April 1, 2013.

On November 10, 2010, a class action complaint was filed against us, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, we and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. Our co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. On November 28, 2012, the Court allowed the Plaintiff to dismiss the case voluntarily.

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

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff

filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement.

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

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety, scheduling a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing, although it has not yet done so.

We and Trilegiant are also a party to lawsuits arising out of the inquiries made by the state attorneys general.

On October 14, 2010, we and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. We and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against us and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. On December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against us and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming us, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The case has been dismissed and we and Trilegiant resolved this matter through settlement. In this regard, we finalized in December 2012 Assurances of Discontinuance and Voluntary Compliance with the South Carolina Attorney General’s Office regarding online marketing practices, pursuant to which we have paid $3.9 million in consumer education, costs and fees, including special counsel fees for the state’s outside counsel, and have agreed to make restitution payments to eligible South Carolina consumers who submit a valid claim form. We believe that the amount we have accrued for such restitution payments is adequate and that the amounts actually paid will not be material.

On November 24, 2010, the State of Iowa filed an action against us, Trilegiant, and our former Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name our former Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case has been dismissed without prejudice on the state’s own motion. We are attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

From time to time, we receive inquiries from federal and state agencies which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. We respond to these matters and requests for documents, some of which may lead to further investigations and proceedings.

Between December 2008 and February 2011, we and Webloyalty received inquiries from numerous state attorneys general relating to the marketing of our membership programs and our compliance with consumer protection statutes. We and Webloyalty have responded to the states’ request for documents and information and are in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by us and Webloyalty to the states, restitution to consumers and injunctive relief.

In that regard, in August 2010, we entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, we agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of our programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, we agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, we paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was fully paid in the second quarter of 2011.

From time to time Affinion International receives inquiries from the Financial Services Authority in the United Kingdom (the “FSA”) regarding our products. We are in active discussions with the FSA to resolve a matter related to our historical sales practices pertaining to a benefit in one of our products. Resolution of this inquiry may include changes to our business practices in a limited business line, monetary fines and/or restitution to consumers.

We believe that the amount accrued for the above litigation and contingencies matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on our consolidated financial statements, taken as a whole, based on information currently available. However, litigation is inherently unpredictable and, although we believe that accruals are adequate and intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our consolidated financial statements, taken as a whole.

Item 4.	Mine Safety Disclosures

Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “we,” “us,” “our,” or words of similar import, or “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a subsidiary of Affinion Group Holdings, LLC, an affiliate of Apollo, our principal equity sponsor, and there is no established trading market for our common stock. As of February 27, 2013, approximately 68% of our common stock was beneficially owned by investment funds affiliated with Apollo.

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2012 and 2011 and the related consolidated statements of operations data and cash flows data of Affinion Holdings for each of the three years in the period ended December 31, 2012, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion Holdings as of December 31, 2010, 2009 and 2008 has been derived from the audited balance sheet of Affinion Holdings as of December 31, 2010, 2009 and 2008, respectively, and the related consolidated statements of operations data and cash flow data of Affinion Holdings for the years ended December 31, 2009 and 2008 has been derived from the audited consolidated financial statements of Affinion Holdings for the years ended December 31, 2009 and 2008, respectively, none of which is included herein.

	For the Years Ended December 31,
	2012(1)	2011 (2)	2010(3)	2009	2008
Consolidated Statement of Operations Data:
Net revenues	$1,494.6	$1,535.2	$1,376.3	$1,376.9	$1,409.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	600.1	637.7	583.3	618.2	646.9
Operating costs	459.5	441.5	375.8	356.4	360.0
General and administrative	150.7	167.9	157.9	105.4	98.8
Impairment of goodwill and other long-lived assets	39.7	—	—	—	—
Facility exit costs	(0.9)	6.2	8.0	—	—
Depreciation and amortization	184.5	238.7	195.2	201.0	260.2

Total expenses	1,433.6	1,492.0	1,320.2	1,281.0	1,365.9

Income from operations	61.0	43.2	56.1	95.9	44.0
Interest income	0.9	1.1	0.8	0.5	1.7
Interest expense	(190.4)	(188.8)	(192.6)	(166.2)	(188.4)
Loss on redemption of preferred stock	—	(6.5)	—	—	—
Gain (loss) on extinguishment of debt	—	—	(39.7)	27.1	—
Other income (expense), net	(0.2)	0.2	(1.9)	(12.0)	14.8

Loss before income taxes and non-controlling interest	(128.7)	(150.8)	(177.3)	(54.7)	(127.9)
Income tax expense	(10.2)	(5.2)	(12.8)	(11.7)	(7.5)

Net loss	(138.9)	(156.0)	(190.1)	(66.4)	(135.4)
Less: net income attributable to non-controlling interest	(0.7)	(0.9)	(1.0)	(0.9)	(0.7)

Net loss attributable to Affinion Group Holdings, Inc.	$(139.6)	$(156.9)	$(191.1)	$(67.3)	$(136.1)

Cash distributions to common stockholders (4)	—	$241.6	—	—	—
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$51.9	$106.4	$164.2	$69.8	$36.3
Working capital deficit	(111.9)	(112.6)	(31.6)	(104.2)	(157.2)
Total assets	1,496.6	1,676.7	1,564.9	1,415.6	1,466.5
Total debt	2,246.0	2,255.9	2,014.8	1,722.8	1,715.1
Mandatorily redeemable preferred stock	—	—	39.8	35.2	30.9
Total Affinion Group Holdings, Inc. deficit	(1,414.1)	(1,281.1)	(1,174.8)	(980.8)	(933.9)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$31.1	$65.1	$78.5	$83.5	$66.1
Investing activities	(68.3)	(61.0)	(210.2)	(62.3)	(59.1)
Financing activities	(18.0)	(61.1)	228.7	11.5	17.8
Other Financial Data:
Capital expenditures	$51.7	$56.9	$39.9	$39.9	$36.7
Ratio of earnings to fixed charges (5)	—	—	—	—	—

(1)	Includes the results of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency, from the acquisition date which was November 14, 2012. Additional information about the BackUp and Travel acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.
(2)	Includes the results of Webloyalty and Prospectiv from their acquisition dates which were January 14, 2011 and August 1, 2011, respectively. Additional information about the Webloyalty and Prospectiv acquisitions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.
(3)	Includes the results of Connexions from its acquisition date which was July 1, 2010. Additional information about the Connexions acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.
(4)	The January 2007, January 2011 and February 2011 dividends were declared when we had an accumulated deficit. Accordingly, the dividends were charged as a reduction of capital in excess of par value.
(5)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $128.7 million, $150.8 million, $177.3 million, $54.7 million and $127.9 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statements for Forward-Looking Information.”

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2012 to 2011, and December 31, 2011 to 2010. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2012, 2011 and 2010, and our financial condition as of December 31, 2012, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brand among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to the consumers with whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end customers.

We utilize our substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of our marketing partners on a highly targeted, campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with our marketing partners, as we believe this optimizes response, thereby improving the efficiency of our marketing investment. Accordingly, we maintain significant capabilities to market through direct mail, point-of-sale, direct response television, the internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance, roadside assistance, and various checking account and credit card enhancement services, loyalty program design and management, as well as disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40 year operating history, position us to deliver consistent results in a variety of market conditions.

As of December 31, 2012, we had approximately 65.3 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 154 million customers who received credit or debit card enhancement services or loyalty points-based management services.

We organize our business into two operating units:

Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide our members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as concierge services, retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2012, managed programs representing an aggregate estimated redemption value of approximately $4.5 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2012, we facilitated $2.3 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

• Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We have not offered AD&D or related insurance programs outside North America since 2000. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. Most recently, we have expanded our footprint into Brazil by launching business operations and into Turkey through the acquisition of existing marketing capabilities.

We offer our products and services through both retail and wholesale arrangements with our marketing partners as well as through direct-to-consumer marketing. Currently, we primarily provide wholesale services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In the majority of our retail arrangements, we incur the marketing solicitation expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building a base of highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these upfront marketing costs are expensed when the costs are incurred in support of a launched campaign.

Our membership programs are offered under a variety of terms and conditions. Prospective members are usually offered incentives (e.g. free credit reports or other premiums) and one to three month risk-free trial periods to encourage them to evaluate and use the benefits of membership before the first billing period takes effect. We do not recognize any revenue during the trial period and expense the cost of all incentives and program benefits and servicing costs as incurred.

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the years ended December 31, 2012 and 2011, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

When marketing with a marketing partner, we generally utilize the brand names and customer contacts of the marketing partner in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, we can enter into arrangements with certain marketing partners where we pay the marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates that we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign.

In a direct-to-consumer campaign, we invest in a variety of media to generate consumer awareness of our programs and services and stimulate responses from our targeted markets. The media channels we employ in direct-to-consumer included television advertising as well as Internet marketing, such as search engine optimization and related techniques. When marketing directly to the consumer, we generally use our proprietary brands and avoid incurring any commission expense.

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying audited consolidated statements of operations.

In our wholesale arrangements, we provide our products and services as well as customer service and fulfillment related to such products and services to support programs that our marketing partners offer to their customers. In such arrangements, our marketing partners are typically responsible for customer acquisition, retention and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Implementation fees are recognized ratably over the contract period while monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs, such as the sales of additional credit reports, discount shopping or travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

We have a highly variable-cost structure because the majority of our expenses are either discretionary in nature or tied directly to the generation of revenue. In addition, we have achieved meaningful operating efficiencies by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing, particularly with respect to previously acquired businesses. This added flexibility better enables us to deploy our discretionary marketing expenditures globally across our operations to maximize returns.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our marketing partners as well as other benefit providers, to obtain a share of the end consumer’s spending in each of our respective product categories. As an affinity direct marketer, we derive our leads from a marketing partner’s contacts, which our competitors also seek access to, and we must therefore generate sufficient earnings per lead for our marketing partners to compete effectively for access to their end customers.

As direct-to-consumer marketers, we compete with any company who offers comparable benefits and services to what we market from own product portfolio.

We compete with companies of varying size, financial strength and availability of resources. Our competitors include marketing solutions providers, financial institutions, insurance companies, consumer goods companies, internet companies and others, as well as direct marketers offering similar programs. Some of our competitors are larger than we are and are able to deploy more resources in their pursuit of the limited target market for our products.

We expect these competitive environments to continue in the foreseeable future.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. Consumer banking is a highly regulated industry, with various federal, state and international authorities governing various aspects of the marketing and servicing of the products we offer through our financial institution partners.

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have recently experienced slower growth in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue in the near future.

In certain circumstances, our financial marketing partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share in these areas and to continue these programs with our marketing partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which results in lower net revenue, but unlike our retail arrangement, has no related commission expense, thereby preserving our ability to earn a suitable rate of return on the campaign. During periods of increased interest from our marketing partners for wholesale activity, partially as a result of this trend, we have experienced a revenue reduction in our membership business.

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

Direct-to-Consumer

We are allocating an increasing percentage of our domestic marketing investment to the direct-to-consumer channel. We have tested various direct-to-consumer media and we believe we will be able to achieve returns on our investments that are comparable to, or in certain instances better than, our traditional channels.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. In addition, new and contemplated regulations enacted by, or marketing partner settlement agreements or consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, and adversely affect our business, financial condition and results of operations.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general investigations involving our business practices which also increase our costs of doing business. See “Item 3. Legal Proceedings.”

Seasonality

Historically, seasonality has not had a significant impact on our business. Our revenues are more affected by the timing of marketing programs which can change from year to year depending on the opportunities available and pursued. More recently, in connection with the growth in our loyalty business, we have experienced increasing seasonality in the timing of our cash flows, particularly with respect to working capital. This has been due primarily to the consumer’s increasing acceptance and use of certain categories for points redemptions, such as travel services and gift cards. These categories typically present a delay from the time we incur a cash outlay to provision the redemption until we are reimbursed by the client for the activity, and in certain instances, these delays may extend across multiple reporting periods. Redemptions for some categories, such as gift cards, have been weighted more heavily to the end of the year due to consumers’ increasing usage of points in connection with seasonal gift giving.

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

Post-Integration. In 2012, we began to organize our internal resources into two broadly-defined areas: customer engagement solutions, which included our relationships with financial institutions, hospitality companies and other traditional marketing partners, and retail solutions, which included our online and point-of-sale retail relationships as well as our direct-to-consumer marketing efforts. We adopted this approach because we believe these channels carry unique requirements with respect to customer acquisition, client servicing and marketing services.

In our ongoing efforts to ensure that our people, process and technology are appropriately aligned with the opportunities that exist and as a result of the recent slow down in opportunities for membership and package programs with large financial institutions, we are in the process of implementing a reduction in force which will result in a restructuring charge of approximately $4.0 million to $4.5 million during the three months ending March 31, 2013.

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (“Affinion”), our wholly-owned subsidiary and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”), and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of our common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”).

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

On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of one of the leading daily deal websites in the United States. On August 1, 2011, the merger was consummated and, as a result, the Company acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv had achieved certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders would have been entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management would have been entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation was to be settled in some combination of cash and shares of Affinion Holdings’ common stock.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation reduced general and administrative expense for the year ended December 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statement of comprehensive income for the year ended December 31, 2012.

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

On November 14, 2012, the Company entered into, and consummated, a Share Sale and Purchase Agreement (“Agreement”) that resulted in the acquisition of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency. In accordance with the Agreement, on November 14, 2012, the Company acquired 90% of the outstanding capital stock of Back-Up and 99.99% of the outstanding capital stock of Travel for an upfront cash payment of approximately $12.5 million and contingent consideration payable ratably on each of the first three anniversaries of the acquisition date aggregating approximately $8.4 million.

Back-Up and Travel were owned by Turkey’s largest retail group and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition will enable the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

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

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2010
Global Average Subscribers, excluding Basic Insureds	43,002	49,668	43,855	48,722	43,800
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$29.88	$27.85	$30.30	$28.44	$28.42
Global Membership Subscribers
Average Global Retail Subscribers (2)	10,131	11,260	10,563	11,348	10,261
Annualized Net Revenue Per Global Average Subscriber (1)	$79.52	$79.40	$79.74	$79.56	$74.08
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	28,803	34,170	29,147	33,082	29,136
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$7.60	$7.24	$7.61	$6.80	$7.54
Global Insureds
Average Supplemental Insureds(2)	4,068	4,238	4,145	4,292	4,403
Annualized Net Revenue Per Supplemental Insured (1)	$63.97	$56.97	$63.87	$60.06	$60.21
Global Average Subscribers, including Basic Insureds	64,598	71,975	65,821	71,078	66,444

(1)	Annualized Net Revenue Per Global Average subscriber and Supplemental Insured are all calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Average Global subscribers and Average Supplemental Insureds for the period are all calculated by determining the average subscribers or insureds, as applicable, for each month in the period (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase (Decrease)
Net revenues	$1,494.6	$1,535.2	$(40.6)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	600.1	637.7	(37.6)
Operating costs	459.5	441.5	18.0
General and administrative	150.7	167.9	(17.2)
Impairment of goodwill and other long-lived assets	39.7	—	39.7
Facility exit costs	(0.9)	6.2	(7.1)
Depreciation and amortization	184.5	238.7	(54.2)

Total expenses	1,433.6	1,492.0	(58.4)

Income from operations	61.0	43.2	17.8
Interest income	0.9	1.1	(0.2)
Interest expense	(190.4)	(188.8)	(1.6)
Loss on redemption of preferred stock	—	(6.5)	6.5
Other income (expense), net	(0.2)	0.2	(0.4)

Loss before income taxes and non-controlling interest	(128.7)	(150.8)	22.1
Income tax expense	(10.2)	(5.2)	(5.0)

Net loss	(138.9)	(156.0)	17.1
Less: net income attributable to non-controlling interest	(0.7)	(0.9)	0.2

Net loss attributable to Affinion Group, Inc.	$(139.6)	$(156.9)	$17.3

Summary of Operating Results for the Year Ended December 31, 2012

The following is a summary of changes affecting our operating results for the year ended December 31, 2012.

Net revenues decreased $40.6 million, or 2.6%, for the year ended December 31, 2012 as compared to the same period of the prior year. Net revenues in our North American units decreased $55.5 million primarily from lower retail revenues from a decline in volumes in our Membership business which more than offset higher net revenues from the acquisition of Prospectiv, and lower insurance revenues primarily from the absence in 2012 of a one-time payment from an insurance provider in our Insurance and Package business. These decreases were partially offset by increased revenues from growth with existing clients in our Loyalty business. International segment net revenues increased by $14.9 million primarily from higher international membership revenue and was partially offset by lower package revenues and an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA decreased $36.4 million, primarily due to an impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge, Segment EBITDA increased $3.3 million as the lower marketing and commissions and lower general and administrative and facility exit costs more than offset the effect of the lower net revenues and higher operating costs.

Historical 2012 Results Compared to 2011 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Net Revenues. During the year ended December 31, 2012 we reported net revenues of $1,494.6 million, a decrease of $40.6 million, or 2.6%, as compared to net revenues of $1,535.2 million in 2011. Net revenues of our Membership Products decreased $66.2 million as lower revenues from lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty and the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches more than offset the higher revenues from higher average revenue per average retail member and higher revenues from the Prospectiv acquisition. Insurance and Package net revenues decreased $5.7 million primarily due to the absence in 2012 of a one-time payment from an insurance provider partially offset by a lower cost of insurance from lower claims experience. Package revenues decreased primarily due to lower fee-based revenues and lower annualized net revenue per average package member. Loyalty Products net revenues increased $15.2 million primarily due to increased revenues from existing clients and new client programs. International Products net revenues increased $14.9 million primarily from higher International membership revenues in our online channel and was partially offset by lower package revenues primarily due to contract renegotiations with existing clients and an unfavorable currency impact of $13.8 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $37.6 million, or 5.9%, to $600.1 million for the year ended December 31, 2012 from $637.7 million for the year ended December 31, 2011. Marketing and commissions expense decreased in both our Membership and Insurance and Package businesses primarily from fewer marketing opportunities with our large financial institution marketing partners. Marketing investment was redeployed to our International business resulting in increased spending in our International membership online channel.

Operating Costs. Operating costs increased by $18.0 million, or 4.1%, to $459.5 million for the year ended December 31, 2012 from $441.5 million for the year ended December 31, 2011. Operating costs increased primarily due to higher fulfillment costs in our identity theft protection programs in our Membership business and from revenue growth in client programs in our Loyalty business. Costs also increased in our International business as higher fulfillment costs related to higher member volumes and additional investments in new markets were partially offset by lower costs as a result of the stronger U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $17.2 million, or 10.2%, to $150.7 million for the year ended December 31, 2012 from $167.9 million for the year ended December 31, 2011 primarily from the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011 and the reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition. These decreases were partially offset by higher costs in our International business primarily from certain legal matters and restructuring activities (principally severance and professional fees) and costs associated with our entry into new markets.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the year ended December 31, 2012, primarily as a result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Facility Exit Costs. During the year ended December 31, 2011, we recorded facility exit costs in the amount of $6.2 million associated with the leases on Webloyalty facilities. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of any estimated sublease income. The cost estimates were reduced by $0.9 million during the year ended December 31, 2012 to reflect additional expected future sublease income on the leases.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $54.2 million for the year ended December 31, 2012 to $184.5 million from $238.7 million for the year ended December 31, 2011, primarily from recording $29.2 million less amortization expense in 2012 as compared to 2011 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $20.5 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $1.6 million, or 0.8%, to $190.4 million for the year ended December 31, 2012 from $188.8 million for the year ended December 31, 2011, primarily from higher interest accrued on Affinion’s term loan.

Loss on Redemption of Preferred Stock. The $6.5 million loss on redemption of preferred stock for the year ended December 31, 2011 was recognized upon the redemption of 29,893 shares of preferred stock at a cost of $46.6 million. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

Income Tax Expense. Income tax expense increased by $5.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to an increase in the current federal, state and foreign tax liabilities and deferred federal tax liabilities for the year ended December 31, 2012, partially offset by a decrease in the deferred state and foreign tax liabilities for the same period.

Our effective income tax rates for the years ended December 31, 2012 and 2011 were (7.9)% and (3.4)%, respectively. The difference in the effective tax rates for the year ended December 31, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $150.8 million for the year ended December 31, 2011 to $128.7 million for the year ended December 31, 2012 and an increase in income tax expense from $5.2 million for the year ended December 31, 2011 to $10.2 million for the year ended December 31, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$706.1	$772.3	$(66.2)	$125.2	$127.8	$(2.6)
Insurance and Package Products	332.0	337.7	(5.7)	103.9	96.7	7.2
Loyalty Products	155.6	140.4	15.2	54.6	49.3	5.3
Eliminations	(2.3)	(3.5)	1.2	—	—	—

Total North America	1,191.4	1,246.9	(55.5)	283.7	273.8	9.9
Affinion International
International Products	303.2	288.3	14.9	19.6	38.6	(19.0)

Total products	1,494.6	1,535.2	(40.6)	303.3	312.4	(9.1)
Corporate	—	—	—	(18.1)	(30.5)	12.4
Impairment of goodwill and other long-lived assets	—	—	—	(39.7)	—	(39.7)

Total	$1,494.6	$1,535.2	$(40.6)	245.5	281.9	(36.4)

Depreciation and amortization				(184.5)	(238.7)	54.2

Income from operations				$61.0	$43.2	$17.8

(1)	See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership Products net revenues decreased by $66.2 million, or 8.6%, to $706.1 million for the year ended December 31, 2012 as compared to $772.3 million for the year ended December 31, 2011. Net revenues decreased primarily due to lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty and the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches, which more than offset the higher revenues from higher average revenue per average retail member and revenues from the Prospectiv acquisition.

Segment EBITDA decreased by $2.6 million, or 2.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Segment EBITDA decreased as the impact of the lower net revenues of $66.2 million was primarily offset by lower marketing and commissions of $49.6 million and lower general and administrative costs of $16.2 million. The lower marketing and commissions was primarily due to the allocation of marketing investments to other business segments and fewer marketing opportunities with our large financial institution marketing partners along with lower commissions. The lower general and administrative costs were primarily the result of the reversal of a liability of $14.6 million in connection with previously anticipated earn-out payments originally recorded in 2011 related to the Prospectiv acquisition. Segment EBITDA was further impacted by higher operating costs of $8.7 million, primarily the result of increased costs associated with our identity theft programs, and lower facility exit costs of $6.5 million, principally due to the absence in 2012 of a charge recorded in 2011 related to costs associated with leases on certain Webloyalty facilities.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $5.7 million, or 1.7%, to $332.0 million for the year ended December 31, 2012 as compared to $337.7 million for the year ended December 31, 2011. Insurance revenues decreased approximately $1.2 million primarily from the absence in 2012 of a one-time payment from an insurance provider in the first quarter of 2011 and was partially offset by a lower cost of insurance from lower claims experience. Package revenues declined approximately $4.5 million primarily due to lower fee-based revenue and lower annualized net revenue per average package member.

Segment EBITDA increased by $7.2 million, or 7.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, as the lower net revenues were more than offset by lower marketing and commissions, primarily from fewer marketing opportunities with certain large financial institution partners, and lower operating and employee related costs.

Loyalty Products. Revenues from Loyalty Products increased by $15.2 million, or 10.8%, for the year ended December 31, 2012 to $155.6 million as compared to $140.4 million for the year ended December 31, 2011 primarily due to growth from existing clients and new client programs.

Segment EBITDA increased by $5.3 million, or 10.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, as the higher net revenues were partially offset by higher product and servicing costs.

Affinion International

International Products. International Products net revenues increased by $14.9 million, or 5.2%, to $303.2 million for the year ended December 31, 2012 as compared to $288.3 million for the year ended December 31, 2011. Net revenues increased by $28.7 million as higher International membership revenue in our online channel along with revenues from our newly acquired concierge business in Turkey, was partially offset by lower package revenues primarily from contract renegotiations with existing clients. However, net revenues decreased $13.8 million from the unfavorable impact of the stronger U.S. dollar.

Segment EBITDA decreased by $19.0 million, or 49.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 as the positive impact of the higher net revenues was more than offset by higher marketing and commissions and higher fulfillment costs associated with our International membership online channel, higher costs associated with our entry into new markets and higher costs from certain legal matters and restructuring activities (principally severance and professional fees).

Corporate

Corporate costs decreased by $12.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the absence in 2012 of a charge related to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January and February of 2011.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the year ended December 31, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets acquired in the Prospectiv acquisition, primarily tradenames and technology.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase (Decrease)
Net revenues	$1,535.2	$1,376.3	$158.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	637.7	583.3	54.4
Operating costs	441.5	375.8	65.7
General and administrative	167.9	157.9	10.0

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase (Decrease)
Facility exit costs	6.2	8.0	(1.8)
Depreciation and amortization	238.7	195.2	43.5

Total expenses	1,492.0	1,320.2	171.8

Income from operations	43.2	56.1	(12.9)
Interest income	1.1	0.8	0.3
Interest expense	(188.8)	(192.6)	3.8
Loss on redemption of preferred stock	(6.5)	—	(6.5)
Loss on extinguishment of debt	—	(39.7)	39.7
Other expense, net	0.2	(1.9)	2.1

Loss before income taxes and non-controlling interest	(150.8)	(177.3)	26.5
Income tax expense	(5.2)	(12.8)	7.6

Net loss	(156.0)	(190.1)	34.1
Less: net income attributable to non-controlling interest	(0.9)	(1.0)	0.1

Net loss attributable to Affinion Group Holdings, Inc.	$(156.9)	$(191.1)	$34.2

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $43.5 million for the year ended December 31, 2011 to $238.7 million from $195.2 million for the year ended December 31, 2010, primarily from recording $59.9 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Prospectiv, Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $16.8 million on the intangible assets acquired in connection with the Apollo Transactions, as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011	Increase (Decrease)
	(in millions)
Total assets	$1,496.6	$1,676.7	$(180.1)
Total liabilities	2,909.1	2,956.8	(47.7)
Total deficit	(1,412.5)	(1,280.1)	(132.4)

Total assets decreased by $180.1 million principally due to (i) a decrease in other intangibles, net of $126.0 million, principally due to amortization expense of $132.1 million and an $8.2 million impairment of intangible assets acquired in the Prospectiv acquisition, partially offset by intangible assets acquired, primarily in the Back-Up acquisition, of $12.9 million, (ii) a decrease in cash of $54.5 million (see “—Liquidity and Capital Resources—Cash Flows”), and (iii) a decrease in goodwill of $20.2 million, principally related to a $31.5 million impairment of the goodwill established in connection with the Prospectiv acquisition, partially offset by goodwill recognized in the Back-Up acquisition of $8.5 million. These decreases were partially offset by (i) an increase in other current assets of $16.8 million, principally due to an increase in gift card inventory, and the timing of payments to credit card processors and bonus payments to marketing partners and (ii) an increase in receivables of $13.3 million, principally in our International business, primarily attributable to the acquisition of BackUp and Travel, as well as increased online memberships.

Total liabilities decreased by $47.7 million, primarily due to a decrease in deferred revenue of $40.4 million due to the continuing shift of the membership base to monthly memberships In addition, other long-term liabilities decreased by $12.7 million, principally due to the release of the earn-out liability established in connection with the Prospectiv acquisition, which was partially offset by recognition of the non-current portion of the earn-out liability related to the BackUp and Travel acquisition of $3.7 million.

Total deficit increased by $132.4 million, principally due to a net loss attributable to the Company of $139.6 million, partially offset by share-based compensation of $5.2 million.

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

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. The terms of Affinion’s amended and restated senior secured credit facility and the indentures governing the Affinion senior notes and the Affinion senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of these debt instruments provide Affinion with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. If Affinion does not have sufficient payment capacity in the baskets with respect to its existing debt agreements in order to make payments to us, we may be unable to service the Affinion Holdings notes. During the years ended December 31, 2012, 2011 and 2010, Affinion paid cash dividends to us of $37.0 million, $323.2 million and $119.8 million, respectively.

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

Cash Flows – Years Ended December 31, 2012 and 2011

At December 31, 2012, we had $51.9 million of cash and cash equivalents on hand, a decrease of $54.5 million from $106.4 million at December 31, 2011. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2012	2011	Change
	(in millions)
Cash provided by (used in):
Operating activities	$31.1	$65.1	$(34.0)
Investing activities	(68.3)	(61.0)	(7.3)
Financing activities	(18.0)	(61.1)	43.1
Effect of exchange rate changes	0.7	(0.8)	1.5

Net change in cash and cash equivalents	$(54.5)	$(57.8)	$3.3

Operating Activities

During the year ended December 31, 2012, we generated $34.0 million less cash from operating activities than during the year ended December 31, 2011. Segment EBITDA decreased by $34.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which includes the unfavorable impact of the impairment of goodwill and other long-lived assets of Prospectiv of $39.7 million and the favorable impact of the reversal of the liability for additional consideration for the Prospectiv acquisition based on the earn-out of $14.6 million (see “—Results of Operations”). During the year ended December 31, 2012, deferred revenue generated cash flows that were $25.9 million less favorable due to the continued shift from annual memberships to monthly memberships and lower membership levels and the 2011 impact of purchase accounting associated with the Webloyalty acquisition, and other current assets generated cash flows that were $22.7 million less favorable than the cash flows during the year ended December 31, 2011 due to higher gift card inventories and the timing of payments to credit card processors and bonus payments to marketing partners. In addition, receivables generated cash flows during the year ended December 31, 2012 that were $13.3 million less favorable due to the timing of receipts in our International and Loyalty businesses. This unfavorability was partially offset by increased cash flows in 2012 from accounts payable of $32.5 million due to the timing of payments of payroll-related expenditures, and the 2011 impact of accruals related to the Webloyalty acquisition, partially offset by the negative impact resulting from a change in payment terms with a Loyalty products client.

Investing Activities

We used $7.3 million more cash in investing activities during the year ended December 31, 2012 as compared to 2011. During the year ended December 31, 2012, we used $51.7 million for capital expenditures and $13.5 million for acquisition-related payments. During the year ended December 31, 2011, we acquired $26.1 million of cash as a result of our non-cash acquisition of Webloyalty and used $56.9 million for capital expenditures and $33.4 million for acquisition-related payments.

Financing Activities

We used $43.1 million less cash in financing activities during the year ended December 31, 2012 as compared to 2011. During the year ended December 31, 2012, we made principal payments on borrowings of $11.8 million and incurred financing costs in connection with an amendment to Affinion’s senior secured credit facility of $6.3 million. During the year ended December 31, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, we made principal payments on our debt of $11.7 million and incurred financing costs of $6.5 million. In addition, during the year ended December 31, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.7 million to redeem all of our mandatorily redeemable preferred stock.

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

Financing Activities

We used $289.8 million more cash in financing activities during the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, Affinion borrowed an additional $250.0 million under the term loan facility under its senior secured credit facility, made principal payments on our debt of $11.8 million and incurred financing costs of $6.5 million. In addition, during the year ended December 31, 2011, we utilized cash of $241.6 million to return capital to our shareholders and utilized an additional $46.7 million to redeem all of our mandatorily redeemable preferred stock. During the year ended December 31, 2010, Affinion amended and restated its senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under its old term loan and an additional $6.7 million under the new term loan. Affinion also issued $475.0 million aggregate principal amount of new Affinion senior notes and received proceeds of $471.5 million and utilized the proceeds to redeem its then-outstanding $454.0 million aggregate principal amount of Affinion’s 10 1/8% senior notes for $467.6 million. We issued $325.0 million aggregate principal amount of new Affinion Holdings senior notes and received proceeds of $320.3 million and utilized the $267.8 million of the proceeds to repay our then outstanding Senior Unsecured Term Loan. During the year ended December 31, 2010, we also incurred $42.2 million of financing costs in connection with the Affinion Group senior secured credit facility, the Affinion senior notes and the Affinion Holdings senior notes.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we sold $325 million aggregate principal amount of Affinion Holdings senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility in April 2010. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. As of December 31, 2012, we had approximately $2.2 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, Affinion, our wholly owned subsidiary, (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 ($266.4 million net of discount) on October 17, 2005 and an additional $34.0 million aggregate principal amount of follow on senior notes on May 3, 2006 (collectively, the “senior notes”), (b) entered into a senior secured credit facility, consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that Affinion made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

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

Affinion’s senior subordinated bridge loan facility was refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and follow on senior notes. On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Affinion senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on the Affinion senior subordinated notes is payable semi-annually. Affinion may redeem some or all of the Affinion senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. The Affinion senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility and the Affinion senior notes. The Affinion senior subordinated notes contain restrictive covenants related primarily to Affinion’s ability to distribute dividends to us, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011 and the revolving credit facility was increased to $165.0 million. On February 11, 2011, Affinion, as borrower, and Affinion Holdings, and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Affinion senior subordinated notes unless, prior to that date, (a) the maturity for the Affinion senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the Affinion senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.00%. The effective interest rate on the term loan for the years ended December 31, 2012 and 2011 and the period from April 9, 2010 to December 31, 2010 was 5.2%, 5.0% and 5.0% per annum, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with Affinion’s refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the second quarter of 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

        On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “Affinion senior notes”) providing net proceeds of $471.5 million. The Affinion senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The Affinion senior notes will mature on December 15, 2018. The Affinion senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the Affinion senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the Affinion senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Group senior secured credit facility. The Affinion senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. The Affinion senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Group senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 7.875% senior notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 7.875% senior notes for a like principal amount of 7.875% senior notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of the 7.875% senior notes to finance the purchase of the 2005 senior notes and the 2009 senior notes.

At December 31, 2012, the Company had $1,095.9 million outstanding under Affinion’s term loan facility, $325.0 million ($322.4 million, net of discount) outstanding under the Affinion Holdings senior notes, $475.0 million ($472.4 million, net of discount) outstanding under the Affinion senior notes and $355.5 million ($354.0 million, net of discount) outstanding under the Affinion senior subordinated notes. At December 31, 2012, there were no outstanding borrowings under Affinion’s revolving credit facility and Affinion had $157.8 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $7.2 million of letters of credit.

Affinion’s senior secured credit facility and the indentures governing the Affinion senior notes and the Affinion senior subordinated notes contain various restrictive covenants that apply to Affinion. As of December 31, 2012, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

Covenant Compliance

The indenture governing the Affinion Holdings senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of December 31, 2012, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2012 to Adjusted EBITDA as required by the indenture governing the Affinion Holdings senior notes.

Twelve Months Ended December 31, 2012
(in millions)
Net cash provided by operating activities	$31.1
Interest expense, net	189.5
Income tax expense	10.2
Amortization of debt discount and financing costs	(11.0)
Unrealized loss on interest rate swaps	(1.2)
Provision for loss on accounts receivable	(6.9)
Deferred income taxes	(2.3)
Changes in assets and liabilities	72.3
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (a)	28.0
Other, net (b)	25.0

Adjusted EBITDA, excluding pro forma adjustments (c)	334.7
Effect of the pro forma adjustments (d)	6.1

Adjusted EBITDA, including pro forma adjustments (e)	$340.8

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(b)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities and (v) consulting fees paid to Apollo.
(c)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2012 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(d)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on January 1, 2012.
(e)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (d) above.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2012 to Adjusted EBITDA as required by our indenture governing the Affinion Holdings senior notes.

Twelve Months Ended December 31, 2012
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(139.6)
Interest expense, net	189.5
Income tax expense	10.2
Non-controlling interest	0.7
Other income, net	0.2
Depreciation and amortization	184.5
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (a)	0.4
Certain legal costs (b)	12.3
Net cost savings (c)	15.3
Other, net (d)	61.2

Adjusted EBITDA, excluding pro forma adjustments (e)	334.7
Effect of the pro forma adjustments (f)	6.1

Adjusted EBITDA, including pro forma adjustments (g)	$340.8

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(b)	Represents the elimination of legal costs for certain legal matters.
(c)	Represents the elimination of costs associated with severance incurred.
(d)	Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, (vi) consulting fees paid to Apollo, (vii) facility exit costs and (viii) the impairment charge related to the goodwill and certain intangible assets of Prospectiv.
(e)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2012 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes and senior subordinated notes and the Affinion Holdings senior notes.
(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on January 1, 2012.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2012, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under the revolving credit facility under the Affinion senior secured credit facility.

	2013	2014	2015	2016	2017	2018 and thereafter	Total
	(dollars in millions)
Term loan due 2016	$11.3	$11.2	$11.2	$1,062.2	$—	$—	$1,095.9
7.875% senior notes due 2018 (1)	—	—	—	—	—	475.0	475.0
11.625% senior notes due 2015 (1)	—	—	325.0	—	—	—	325.0
Senior subordinated notes due 2015 (1)	—	—	355.5	—	—	—	355.5
Interest payments (2)	187.3	186.2	177.3	113.0	37.4	36.7	737.9
Other purchase commitments (3)	8.9	7.2	6.8	6.5	—	—	29.4
Operating lease commitments	22.6	20.2	17.6	13.8	12.5	58.4	145.1
Capital lease obligations	0.4	0.4	0.3	0.1	—	—	1.2
Consulting agreements (4)	2.6	2.6	2.6	2.6	2.6	—	13.0
Employment agreements (5)	5.2	0.1	—	—	—	—	5.3

Total firm commitments and outstanding debt	$238.3	$227.9	$896.3	$1,198.2	$52.5	$570.1	$3,183.3

(1)	Long-term debt is reflected at face amount.
(2)	Interest on variable rate debt is based on December 31, 2012 interest rates.
(3)	Represents commitments under purchase agreements for marketing and membership program support services.
(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Ancillary Agreements to the Purchase Agreement – Consulting Agreement.”
(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 12 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010.

Debt Repurchases

We or our affiliates have in the past, and may, from time to time, purchase any of our or Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2012 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2012 would be approximately $0.4 million.

Goodwill and Intangible Assets

Under current accounting guidance, there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the interim impairment test, the Company recorded an impairment loss of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv as of April 1, 2012 and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million.

During the fourth quarter of 2012, the Company performed its annual goodwill impairment for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 1.0% to 3.0% and discount rates ranging from 11.0% to 12.5%. In 2012, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership products, for which fair value exceeded its carrying amount by approximately 4%, or approximately $29 million. The reduction in the fair value of Membership products, which had goodwill ascribed to it as of December 31, 2012 of $382.0 million, is primarily the result of lower projected cash flows related to the delay or cancellation of new marketing campaigns with our large financial institution marketing partners as a result of the current regulatory environment. The Membership products cash flow projections assumed a long-term growth rate of 2.0% and a discount rate of 11.5%.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of intangible assets of Prospectiv, for which the Company recorded a charge of $8.2 million, there were no impairments identified during the years ended December 31, 2012, 2011 and 2010. Our intangible assets as of December 31, 2012 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2012 and 2011, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2012 and 2011.

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

Each of the interest rate swaps was recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2012 (dollars are in millions unless otherwise indicated).

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At December 31, 2012
Fixed rate debt	$0.5	$0.4	$680.8	$0.1	$—	$475.0	$1,156.8	$857.5
Average interest rate	10.04%	10.04%	10.04%	7.88%	7.88%	7.88%
Variable rate debt	$11.3	$11.2	$11.2	$1,062.2	$—	$—	$1,095.9	$1,005.5
Average interest rate (a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at December 31, 2012.

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

In September 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 6.0 million and receive $9.7 million thirty days after the contract date. In October 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

In October 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 8.9 million and receive $11.4 million thirty days after the contract date. In November 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

In November 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 10.0 million and receive $13.0 million thirty days after the contract date. In December 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

During the year ended December 31, 2012, the Company recognized a realized loss of $1.9 million and for the years ended December 31, 2011 and 2010, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.1 million, respectively. The Company had a de minimis unrealized gain as of December 31, 2012. We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At December 31, 2012, the Company’s estimated fair values of Affinion’s foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to each foreign currency forward contract. The counterparty to each foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by counterparties.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2012 and 2011, approximately $55.7 million and $62.8 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2012. Each of Messrs. Becker, Parker, Press, Nord, Srednicki, Ellenthal and Kelly was nominated by Apollo to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and each of Messrs. Fernandes, Miller and Levy was nominated by General Atlantic to serve as a director pursuant to the Affinion Holdings Stockholder Agreement. Mr. Lipman was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement.

Name	Age	Position
Nathaniel J. Lipman	48	Chairman of the Board of Directors
Todd H. Siegel	42	Chief Executive Officer and Director
Mark G. Gibbens	45	Executive Vice President and Chief Financial Officer
Steven E. Upshaw	42	Chief Executive Officer of Global Financial Services and Co-President of Affinion
Richard J. Fernandes	54	Chief Executive Officer of Global Retail Services and Co-President and Director of Affinion
Sloane Levy	48	Executive Vice President and General Counsel
Brian J. Dick	56	Executive Vice President and Chief Accounting Officer
Marc E. Becker	40	Director
Stan Parker	36	Director
Eric L. Press	47	Director
Matthew H. Nord	33	Director
Richard J. Srednicki	65	Director
Jonathan E. Ellenthal	47	Director
Anton J. Levy	39	Director
Alfred F. Kelly	54	Director
Scott D. Miller	60	Director

Nathaniel J. Lipman has served as a director of Affinion since October 17, 2005. He was formerly the Chief Executive Officer of Affinion from October 17, 2005 until September 20, 2012, the President of Affinion Holdings from October 17, 2005 to January 14, 2011, the President of Affinion from October 17, 2005 to January 2010, the President and Chief Executive Officer of Trilegiant starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. Mr. Lipman serves on the board of directors of EVERTEC, Inc.

Mr. Lipman has significant experience in our business. He has served as Affinion’s Chief Executive Officer and as the Chief Executive Officer of several of Affinion’s predecessor companies prior to the Acquisition. His fundamental understanding of our business, his demonstrated leadership and his past responsibilities as Affinion’s Chief Executive Officer make him highly qualified as the Chairman of Affinion’s Board of Directors.

Todd H. Siegel was appointed Chief Executive Officer and a director of Affinion as of September 20, 2012. Mr. Siegel was formerly the Chief Financial Officer of Affinion from November 2008 to September 2012 and served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young.

Mark Gibbens was appointed Chief Financial Officer and Executive Vice President of Affinion on September 20, 2012. From March 2008 until September 2012, Mr. Gibbens served as Head of Corporate Finance and Global Chief Investment Officer of Alcatel-Lucent SA. From January 2007 until February 2008, Mr. Gibbens was Chief Investment Officer of the Alcatel-Lucent’s Pension Plans. From November 2000 until December 2006, Mr. Gibbens served in various positions at Lucent Technologies including as the Assistant Treasurer, Vice-President and Treasurer. From 1999 to 2000, Mr. Gibbens served as Vice President, Finance at Online Retail Partners, LLC and from 1989 until 1999 he held numerous positions in the Treasurer’s Office of General Motors Corporation. During his tenure at Alcatel-Lucent, Mr. Gibbens was on the board of directors of Electro-Banque SA, a French Registered Bank, and Electro-Re, a Luxembourg-registered re-insurance company.

Steven E. Upshaw was appointed Chief Executive Officer of Global Financial Services and Co-President of Affinion as of September 20, 2012. Mr. Upshaw served as Chief Executive Officer North America and Chief Operating Officer Affinion Group from January 10, 2012 to September 2012. Mr. Upshaw was formerly President Global Operations from January 1, 2011 to January 10, 2012, the President of Affinion from January 2010 until January 14, 2011, the Chief Executive Officer of Affinion International from June 1, 2007 until January 14, 2011, and the President of Affinion International from June 1, 2007 until January 14, 2011. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as an Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

Richard J. Fernandes was appointed Chief Executive Officer of Global Retail Services and Co-President of Affinion as of September 20, 2012 and has been a director of Affinion since January 14, 2011. Following the acquisition of Webloyalty on January 14, 2011, Mr. Fernandes served as President of Affinion and the Chief Executive Officer of Affinion International until September 2012. Mr. Fernandes is also currently the sole owner of Only Good News, LLC, a website that distributes positive news stories and videos to consumers. From January 1999 until January 2011, Mr. Fernandes was the founder, Chief Executive Officer and Chairman of the Board of Directors of Webloyalty. Prior to 1999, Mr. Fernandes served as an Executive Vice-President at CUC International. Mr. Fernandes brings to Affinion’s Board of Directors significant experience related to our business since he served as Chief Executive Officer of Webloyalty, a company offering similar services to those offered by Affinion, and he also served as an Executive Vice President of Affinion’s predecessor companies prior to the Acquisition.

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

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006, he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a partner of Apollo, where he has been employed since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Apollo Residential Mortgage, Inc., EVERTEC, Inc., Realogy Holdings Corp. and SourceHOV, Inc. During the past five years, Mr. Becker also served as a director of Countrywide plc (from May 2007 to February 2009) and Quality Distribution, Inc. (from June 1998 to May 2011). Mr. Becker has significant experience making and managing private equity investments on behalf of Apollo and has over 16 years experience financing, analyzing and investing in public and private companies. Mr. Becker previously led the diligence team for the Acquisition, and since then has worked closely with our management.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a partner of Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including CEVA Group PLC, Charter Communications, Inc., CORE Entertainment Holdings, Inc. (formerly CKx Entertainment Holdings, Inc.), Momentive Performance Materials Holdings LLC and Pinnacle Agriculture Holdings, LLC. During the past five years, Mr. Parker also served as a director of

AMC Entertainment Inc. (from December 2004 to November 2011), Momentive Performance Materials Holdings Inc., a subsidiary of Momentive Performance Materials Holdings LLC (from September 2006 to October 2010) and Quality Distribution, Inc. (from May 2008 to November 2009). Mr. Parker has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies. Mr. Parker previously co-led the diligence team for the Acquisition, and since then has worked closely with our management.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo, where he has been employed since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group. Mr. Press serves on several boards of directors, including Apollo Commercial Real Estate Finance, Inc., Athene Asset Management, LLC, Caesars Entertainment Corporation, Metals USA Holdings Corp., Noranda Aluminum Holding Corporation, Prestige Cruise Holdings, Inc. and Verso Paper Corp. During the past five years, Mr. Press also served as a director of Innkeepers USA Trust (June 2007 to April 2010) and Quality Distribution, Inc. (May 2004 to May 2008). Mr. Press has significant experience in making and managing private equity investments on behalf of Apollo. Between his work at Apollo and his prior experience as an attorney and a management consultant, Mr. Press has approximately 23 years of experience in the process of financing, analyzing, investing in and/or advising public and private companies and their board of directors. Mr. Press has worked closely with our management since the Acquisition.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a partner of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including Constellium Holdco, B.V., EVERTEC, Inc, Noranda Aluminum Holding Corporation and SourceHOV Holdings, Inc. During the past five years, Mr. Nord has also served as a director of Hughes Telematics. Inc. (from December 2006 to July 2012) and Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008). Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over 11 years experience financing, analyzing and investing in public and private companies. Mr. Nord previously co-led the diligence team for the Acquisition, and since then has worked closely with our management.

Richard J. Srednicki has been a director of Affinion since September 21, 2007. From January 2000 to August 2007, Mr. Srednicki was an Executive Vice President of JPMorgan Chase and was responsible for its credit card business, Chase Cardmember Services. Mr. Srednicki was also a member of JPMorgan Chase’s Executive Committee and Operating Committee. Previously, Mr. Srednicki held Chief Executive Officer positions with Sears, Roebuck and Co. and AT&T, as well as General Manager positions during his 13 years with Citibank. Mr. Srednicki serves on the board of directors of Western Alliance Bank of Arizona, a subsidiary of Western Alliance Bancorporation. Mr. Srednicki brings to Affinion’s Board of Directors his significant experience with companies offering financial services similar to those offered by Affinion, including companies in the credit card industry.

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

Anton J. Levy has been a director of Affinion since January 14, 2011. Mr. Levy currently serves as a Managing Director at General Atlantic Service Company, LLC, where he has worked since 1998. Mr. Levy heads General Atlantic’s Media and Consumer sector. Mr. Levy has worked closely with many of General Atlantic’s portfolio companies and is currently serving on the board of directors of several General Atlantic portfolio companies, including AKQA Gilt Groupe and Network Solutions. Mr. Levy also serves on the board of directors of Web.com Group, Inc., a provider of online marketing services for small businesses. He formerly served on the board of Dice Holdings, Inc., a provider of specialized career websites from August 2005 through July 2009, on the board of Mercado Libre from 2007 until April 2012, and on the board of Zantaz Corporation. Prior to joining General Atlantic in 1998, Mr. Levy was an investment banker with Morgan Stanley & Co. where he worked with the firm’s technology clients. Mr. Levy brings to Affinion’s Board of Directors his significant experience with Webloyalty, a company offering similar services to those offered by Affinion.

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

Board Composition

Our Board of Directors currently consists of twelve directors. A majority of the Board of Directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2012, unless otherwise noted.

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

Named Executive Officers

For 2012, our named executive officers and their respective titles were as follows:

•	Nathaniel J. Lipman, Chief Executive Officer (through September 20, 2012) and Chairman of the Board

•	Todd H. Siegel, Executive Vice President and Chief Financial Officer (through September 20, 2012) and Chief Executive Officer and Director (effective September 20, 2012)

•	Mark Gibbens, Chief Financial Officer (effective September 20, 2012)

•

Steven E. Upshaw, President of Global Operations (through January 10, 2012). The Board appointed Mr. Upshaw to Chief Executive Officer, North America and Chief Operating Officer effective January 10, 2012. On September 20, 2012 Mr. Upshaw was appointed the Company’s Chief Executive Officer of Global Financial Services and Co-President of Affinion.

•

Richard J. Fernandes, President, Affinion, Chief Executive Officer of Affinion International Limited (through September 20, 2012). On September 20, 2012, he became Chief Executive Officer – Global Retail Services and Co-President of Affinion.

•	Sloane Levy, Executive Vice President and General Counsel

Messrs. Lipman, Siegel and Gibbens were named executive officers for 2012 based on their positions with us as chief executive officers and chief financial officers during 2012. Messrs. Upshaw, Fernandes and Ms. Levy were named executive officers based on their levels of compensation.

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

We have found the Total Compensation Measurement Survey, produced by Hewitt Associates, provides helpful insight, as it reflects input from over 350 companies representing 21,000 executives, in General Industry, Service and Retail with revenues ranging from $150 million to $214 billion. As we recruit talent from various sectors, the broad view of this survey is valuable. While the survey provides an overall list of participating companies, the data that is provided to us for comparison purposes is based on a subgroup of companies with revenues similar to ours. The identity of these companies is not provided to us. In sum, while we are familiar with the broad range of companies that participate in the survey, we are not provided with, and therefore have not listed, the names of the companies that comprise our comparison group.

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

In 2012, with the continued expansion of the duties and responsibilities and the need to maintain a competitive position, the Committee elected to increase the base salary level of the following named executive officers: Mr. Lipman from $750,000 to $1,020,000, Mr. Siegel from $425,000 to $460,000 and then to $600,000 and Mr. Upshaw from $400,000 to $425,000 and then to $475,000.

Performance-Based Incentive Compensation

Our annual incentive plan is an annual cash incentive program with payments determined based on performance against measurable annual financial goals. If the applicable performance goals are achieved, the payment of bonuses at target under our annual incentive plan, together with annual base salary, is designed to deliver annual cash compensation to our named executive officers on average at the 50th percentile of the cash compensation of executives in similarly sized organizations. The annual incentive plan is intended to focus the entire organization on meeting or exceeding an Adjusted EBITDA and free cash flow performance goals that are set during the early part of each year and approved by the Committee, while also providing significant opportunity to reward individual contributions.

We believe that Adjusted EBITDA and adjusted free cash flow measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee, in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA and adjusted free cash flow performance goals established by the Committee for that year are not achieved. For 2012 the Committee established an Adjusted EBITDA performance goal of $372.8 million and adjusted free cash flow metric of $221.5 million. These goals were not achieved for 2012. For 2013, the performance goals have not been finalized. For 2012, notwithstanding that our Adjusted EBITDA and adjusted free cash flow goals were not achieved, the Committee decided to fund a discretionary pool in recognition of the achievement of results for some businesses and the performance of employees in light of a difficult economic and regulatory climate. Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business, which determinations will be made by the end of April 2013. Based on individual assessments, such pool may not be fully allocated.

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved unless approved by the Committee. The performance-based element is based on achieving and exceeding the Adjusted EBITDA and adjusted free cash flow performance goals (a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (weighted at 100%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s own bonus) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date the bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Compensation Committee of the Board of Directors. For 2012, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Lipman’s target was 175%; Mr. Siegel’s target was increased from 125% to 150% effective September 20, 2012 in connection with his promotion to Chief Executive Officer; Mr. Upshaw’s target remained at 125%; Mr. Fernandes’ target remained at 125% and Ms. Levy’s target was increased from 75% to 100% on February 1, 2012 due to her expanded responsibilities. Although Mr. Gibben’s bonus target is 100%, due to Mr. Gibben’s start date during the latter part of 2012, he is not eligible for a bonus for 2012. The Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

The Committee considered a number of factors to determine if the 2012 bonus goals were achieved, including cash flow and investments in the business through marketing and commission expenditures, product and servicing costs, acquisitions and capital expenditures. After consideration of a number of factors, the Committee decided to fund a discretionary pool at 100% for all eligible employees. Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business, which determinations are expected to be made by the end of April 2013. Based on individual assessments, such pool may not be fully allocated . The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table. For 2012, no amounts were reported in column (g) of the Summary Compensation Table due to the Committee’s decision to fund only a discretionary pool that was not based on performance.

The Committee also determined in December 2012 to provide (1) that Mr. Upshaw’s 2013 bonus will be no less than $593,750 and (2) a one-time special bonus of $200,000 to Ms. Levy.

Long-Term Equity Incentive Compensation

2007 Stock Award Plan

On November 7, 2007, the board of directors of Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”), under which our employees, directors and other service providers are eligible to receive awards of Affinion Holdings common stock. The rationale for the plan was to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. Upon adoption of the 2007 Stock Award Plan, no additional grants may be made under Affinion Holdings’ 2005 Stock Incentive Plan (the “2005 Plan”). The Committee has not adopted a policy of regularly timed annual grants of equity under the 2007 Plan.

In recognition of the performance of certain named executive officers, effective on April 25, 2012, the Committee approved a grant to Messrs. Lipman, Siegel and Upshaw and Ms. Levy of 117,647, 49,019, 49,019 and 42,892 RSUs, respectively, under the 2007 Plan equal in aggregate value (the “Award Value”) to approximately $960,000, $400,000, $400,000 and $350,000, respectively (based on the value per share of Affinion Holdings’ common stock of approximately $8.16 as of the grant date). The RSUs are scheduled to vest in three installments as follows: (i) 50% on April 8, 2013, (ii) 25% on August 22, 2013 and (iii) 25% on April 7, 2013, respectively (provided that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report), subject to each executive’s continuing employment through such vesting date. Upon termination of employment for any reason, each executive will forfeit his or her entire unvested portion of RSUs. Mr. Lipman forfeited 29,412 of the restricted stock units previously awarded to him, which were scheduled to vest in April 2014.

In light of their changing responsibilities and roles, effective on September 20, 2012, the Committee approved a grant to Messrs. Siegel and Upshaw of 36,765 and 24,510 RSUs, respectively, under the 2007 Plan equal in aggregate Award Value of approximately $300,000 and $200,000 (based on the value per share of Affinion Holdings’ common stock of approximately $8.16 as of the grant date). The RSUs are scheduled to vest 100% on April 7, 2014 (provided that the award will vest earlier on the 7th day following the filing of our annual report for the fiscal year ending December 31, 2013), subject to each executive’s continuing employment through such vesting date. Upon termination of employment for any reason, each executive will forfeit his entire unvested portion of RSUs.

In addition, on December 14, 2012, the Committee approved a grant to Mr. Upshaw of 51,470, RSUs under the 2007 Plan equal in aggregate Award Value of approximately $420,000 (based on the value per share of Affinion Holdings’ common stock of approximately $8.16 as of the grant date). The RSUs are scheduled to vest 100% on December 31, 2014, subject to Mr. Upshaw’s continuing employment through such vesting date. Upon termination of employment for any reason, Mr. Upshaw will forfeit his entire unvested portion of RSUs.

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

Perquisites

We provide named executive officers with limited perquisites that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Each of the named executive officers is entitled to a car allowance. In connection with Mr. Gibbens’ hire, and pursuant to his employment agreement, we provided him with certain relocation benefits, including reimbursement for reasonable costs incurred in connection with his relocation to the Stamford, Connecticut area, reimbursement of expenses incurred in connection with his relocation from Paris up to a maximum amount of €50,000, less the amount of any expenses reimbursed by his previous employer, and a relocation allowance equal to $15,000, grossed up for applicable taxes.

The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2010, 2011 and 2012 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Lipman, Siegel, Gibbens, Upshaw, Fernandes and Ms. Levy. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Lipman, Siegel, Gibbens, Upshaw, Fernandes or Ms. Levy is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Lipman, in the event that such termination occurs on or prior to December 31, 2013, the amount of base salary that Mr. Lipman would have earned during the period between the date of termination and December 31, 2013, (ii) in the case of each of Mr. Siegel and Mr. Fernandes, 200% of the sum of his annual base salary and target bonus, and (iii) in the case of either of Messrs Gibbens, Upshaw, and Ms. Levy, 100% of the sum of their respective annual base salary and target bonus. If employment of any of Messrs. Lipman, Siegel, Gibbens, Upshaw, Fernandes or Ms. Levy terminates due to death or disability, he or she will be entitled to a lump sum payment equal to 100% of base salary. Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2012 named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010, to the extent that each of the 2012 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Nathaniel J. Lipman	2012	$829,192		$960,000				$127,837	(4)	$1,917,029
Chairman of the Board	2011	$722,115	$900,000	$—	$—	$—	$—	$3,720,150		$5,342,265
	2010	$585,000	$1,200,000	$1,080,000	$—	$—	$—	$40,445		$2,905,445
Todd H. Siegel	2012	$492,442		$699,997				$27,234	(5)	$1,219,673
Chief Executive Officer (9)	2011	$411,154	$525,000	$458,000	$1,040,000	$—	$—	$1,014,129		$3,448,283
	2010	$350,000	$525,000	$720,000	$—	$—	$—	$27,997		$1,622,997
Mark Gibbens	2012	$92,308		$—				$68,057	(6)	$160,365
Chief Financial Officer(10)
Steven E. Upshaw	2012	$435,288		$1,019,992				$27,232	(7)	$1,482,512
Chief Executive Officer of Global	2011	$384,423	$400,000	$—	$—	$—	$—	$842,667		$1,627,090
Financial Services, Co-President of	2010	$324,458	$324,458	$540,000	$—	$—	$—	$155,648		$1,344,564
Affinion(11)
Richard J. Fernandes	2012	$434,352		$399,995				$43,367	(8)	$877,714
Chief Executive Officer – Global Retail Services and Co-President of Affinion (12)
Sloane Levy	2012	$400,000	$200,000	$349,999				$33,367	(8)	$983,366
Executive Vice President and General Counsel	2011	$374,808	$890,000	$—	$832,000	$—	$—	$125,330		$2,222,138

(1)	For 2012, Mr. Lipman’s target bonus was 175%, Mr. Siegel’s target was increased from 125% to 150% effective September 20, 2012, Mr. Upshaw’s target remained at 125%, Mr. Fernandes’ target remained at 125% and Ms. Levy’s target was increased from 75% to 100% on February 1, 2012. Although Mr. Gibben’s target is 100%, due to Mr. Gibben’s `start date in the latter part of 2012, he is not eligible for a bonus for 2012. The Committee has not yet determined the amount of the 2012 annual bonuses to be paid to the named executive officers, if any.
Ms. Levy also received a one-time $200,000 bonus in 2012 as a result of her services during the year.
(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2012, 2011 and 2010 in accordance with FASB ASC Topic 718.
(3)	The amounts shown in column (i) reflect, for each named executive officer, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above). For 2012 such amounts were $9,289 for Mr. Lipman, $9,762 for Mr. Siegel, $10,000 for Mr. Upshaw, and $10,000 for Mr. Fernandes. Also included in this column are the value of long term disability insurance premiums imputed to each named executive officer (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.
(4)	Includes an automobile allowance for 2012 equal to $30,230 and temporary housing expenses of $53,573, including tax gross-up of $34,613 in 2012.
(5)	Includes an automobile allowance for 2012 equal to $17,340.
(6)	Includes automobile allowance for 2012 equal to $4,335 and reimbursement for school fees of $20,392, including tax gross-up of $12,054, and relocation expenses of $26,921.
(7)	Includes an automobile allowance for 2012 equal to $17,100.
(8)	Includes an automobile allowance for 2012 equal to $33,235.
(9)	Mr. Siegel served as our Chief Executive Officer beginning September 20, 2012.
(10)	Mr. Gibbens served as our Chief Financial Officer beginning September 20, 2012. Mr. Gibbens’ employment commenced on September 20, 2012 and the base salary amount shown is the portion of his $400,000 annual base salary that was earned in 2012.
(11)	Mr. Upshaw served as Chief Executive Officer of Global Financial Services, Co-President of Affinion effective September 20, 2012

(12)	Mr. Fernandes served as Chief Executive Officer of Global Retail Services and Co-President of Affinion effective September 20, 2012

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2012

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	4/25/12	—	—	—	—	—	—	117,647	—	—	$960,000
Todd H. Siegel	4/25/12	—	—	—	—	—	—	49,019		—	$399,995
	9/20/12							36,765			$300,002
Mark Gibbens		—	—	—	—	—	—	—	—	—	$—
Steven E. Upshaw	4/25/12	—	—	—	—	—	—	49,019		—	$399,995
	9/20/12							24,510			$200,002
	12/14/12							51,470			$419,995
Richard J. Fernandes	4/25/12	—	—	—	—	—	—	49,019		—	$399,995
Sloane Levy								42,892
	4/25/12	—	—	—	—	—	—	—	—	—	$349,999

(1)	Awards discussed in column (i) are RSU awards granted in 2012 under the RAP. With respect to these RSU awards, each named executive may elect to receive cash in lieu of shares of Affinion Holdings common stock upon any of the vesting dates for such RSUs in an amount equal to vested Dollar Award Value based on a grant date value of a share of Affinion Holdings common stock of $8.16.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Nathaniel J. Lipman. Effective as of September 25, 2012, and in connection with his resignation as our Chief Executive Officer and continuing role as Chairman of the Board, we entered into an employment agreement with Mr. Lipman. This new employment agreement replaces the employment agreement we entered into with Mr. Lipman on November 9, 2007. The initial term of the employment agreement is from September 25, 2012 through December 31, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Lipman’s annual base salary is $1,020,000 and his annual target bonus is 175% of his base salary, provided that Mr. Lipman is not eligible to receive an annual bonus for any year commencing after December 31, 2012.

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel served as an Executive Vice President and our Chief Financial Officer until September 20, 2012, at which time he was promoted to Chief Executive Officer following Mr. Lipman’s resignation as Chief Executive Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer and again increased to $600,000 in connection with his promotion to Chief Executive Officer. Mr. Siegel is also eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Mark Gibbens. Effective as of September 20, 2012, we entered into an employment agreement with Mr. Gibbens pursuant to which he serves as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement is from October 1, 2012 through October 1, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Gibbens’ annual base salary is $400,000 and his annual target bonus is 100% of base salary.

Steven E. Upshaw. On January 15, 2010, we entered into an employment agreement with Mr. Upshaw pursuant to which he served as President of Affinion and Chief Executive Officer of Affinion International Limited. Mr. Upshaw currently serves as our Co-President and Chief Executive Officer of Global Financial Services. Mr. Upshaw previously served as President of Affinion (from January 13, 2010 until January 14, 2011), Chief Executive Officer of Affinion International, and President of Affinion International (from June 1, 2007 until January 14, 2011). After January 14, 2011, he served as President Global Operations. This agreement superseded Mr. Upshaw’s prior-existing employment agreement. The initial term of the employment agreement is from January 15, 2010 through January 15, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Mr. Upshaw’s base salary of $325,000, subject to annual review for potential increases. Mr. Upshaw is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Mr. Upshaw’s current annual base salary is $475,000 and his current annual target bonus is 125% of his base salary

Richard J. Fernandes. Effective as of January 14, 2011, we entered into an employment agreement with Mr. Fernandes pursuant to which he served as our President and Chief Executive Officer of Affinion International Limited. Mr. Fernandes currently serves as our Co-President and Chief Executive Officer of Global Retail Services. The initial term of the employment agreement continued until December 31, 2012. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Fernandes’ annual base salary is $425,000 and his annual target bonus is 125% of base salary.

Sloane Levy. On January 14, 2011, we entered into an employment agreement with Ms. Levy pursuant to which she serves as Executive Vice President and General Counsel of the Company. The initial term of the agreement is one year. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Ms. Levy’s base salary of $300,000, subject to annual review for potential increases. Ms. Levy is eligible to receive an annual target bonus of 100% of her base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Effective May 1, 2011, Ms. Levy’s annual base salary was increased to $400,000.

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

In the event of a change in control of Affinion Holdings, Affinion Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by Affinion Holdings’ compensation committee and evidenced by an award agreement. Affinion Holdings may amend or terminate the 2005 Plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. During the year ended December 31, 2012, 0.1 million options to acquire shares of Affinion Holdings’ common stock were exercised at an exercise price of $0.98. As of December 31, 2012, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2012, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $3.33 to $12.95. Substantially all of the outstanding options were vested as of December 31, 2012 and expire between May 2015 and September 2018.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2012 (with each share amount and exercise price adjusted to reflect Affinion Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007 and 2011).

(a)	Option Awards									Stock Awards
	(b)			(c)	(d)			(e)	(f)	(g)		(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)			Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)			Option Exercise Price ($) (3)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman(5)	31,500			—	—			$11.52	11/30/2017	—		—	—	—
	606,900	(Tranche A	)	—	—			$1.43	10/17/2015	—		—	—	—
	—			—	303,450	(Tranche B	)	$1.43	10/17/2015	—		—	—	—
	—			—	303,450	(Tranche C	)	$1.43	10/17/2015	—		—	—	—
	—			—	—			—	—	88,235	(6)	350,293	—	—
Todd H. Siegel	62,500			187,500	—			$9.16	07/21/2021	—		—	—	—
	75,000			25,000	—			$13.75	02/06/2019	—		—	—	—
	18,900			—	—			$11.52	11/30/2017	—		—	—	—
	130,662	(Tranche A	)	—	—			$1.43	10/17/2015	—		—	—	—
	—			—	65,331	(Tranche B	)	$1.43	10/17/2015	—		—	—	—
	—			—	65,331	(Tranche C	)	$1.43	10/17/2015	—		—	—	—
	—			—	—			—	—	36,765	(7)	145,957	—	—
	—			—	—			—	—	49,019	(6)	194,605	—	—
	—			—	—			—	—	25,000	(5)	99,250	—	—
Mark Gibbens
Steven E. Upshaw	112,500			37,500	—			$13.75	02/06/2019	—		—	—	—
	18,900			—	—			$11.52	11/30/2017	—		—	—	—
	26,250	(Tranche A	)	—	—			$1.43	10/16/2016	—		—	—	—
	—			—	13,125	(Tranche B	)	$1.43	10/16/2016	—		—	—	—
	—			—	13,125	(Tranche C	)	$1.43	10/16/2016	—		—	—	—
	15,750	(Tranche A	)	—	—			$1.43	11/16/2015	—		—	—	—
	—			—	7,875	(Tranche B	)	$1.43	11/16/2015	—		—	—	—
	—			—	7,875	(Tranche C	)	$1.43	11/16/2015	—		—	—	—
	50,337	(Tranche A	)	—	—			$1.43	10/17/2015	—		—	—	—
	—			—	25,169	(Tranche B	)	$1.43	10/17/2015	—		—	—	—
	—			—	25,168	(Tranche C	)	$1.43	10/17/2015	—		—	—	—
	—			—	—			—	—	51,470	(8)	204,336	—	—
	—			—	—			—	—	24,510	(7)	97,305	—	—
	—			—	—			—	—	49,019	(6)	194,605	—	—
Richard J. Fernandes	103,750			311,250	—			$9.16	02/24/2021	—		—	—	—
										49,019	(6)	194,605
Sloane Levy	92,610			—	—			$7.32	12/12/2016	—		—	—	—
	50,000			150,000	—			$9.16	2/24/2021	—		—	—	—
										42,892	(6)	170,281

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under Affinion Holdings’ 2005 Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006 all options granted to the named executive officers under Affinion Holdings’ 2005 Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.
(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Affinion Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.
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
(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Plan in connection with the extraordinary dividend on Affinion Holdings’ common stock paid on January 31, 2007, which was further adjusted for Affinion Holdings’ 2.1-for-1 stock split in September 2007 to $1.43 per share. Options granted after January 30, 2007 were unaffected. The exercise prices reported do not reflect reductions in the options’ exercise prices to reflect calendar year 2011 distributions made to shareholders.
(4)	On February 11, 2011, the Committee reduced the exercise price of certain outstanding options granted under Affinion Holdings’ 2007 Plan and all outstanding options granted under the 1999 Webloyalty Plan and the 2005 Webloyalty Holdings Plan by $1.50 per share in connection with the extraordinary dividend on Affinion Holdings common stock paid on February 11, 2011. The exercise price of options granted under Affinion Holdings’ 2005 Plan was not affected.
(5)	Represents a 2011 RSU grant to Mr. Siegel, the remainder of which vests ratably on or about (i) April 8, 2013 and (ii) August 21, 2013.
(6)	Effective on April 25, 2012, Messrs. Lipman, Siegel and Upshaw and Ms. Levy were granted 88,235, 49,019, 49,019 and 42,892 RSUs, respectively, which vest in three installments as follows: (i) 50% on April 8, 2013, (ii) 25% on August 22, 2013 and (iii) 25% on April 7, 2013, respectively (provided that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report), subject to each executive’s continuing employment through such vesting date.
(7)	Effective on September 20, 2012, Messrs. Siegel and Upshaw were granted 36,765 and 24,510 RSUs, respectively, which vest 100% on April 7, 2014 (provided that the award will vest earlier on the 7th day following our annual report), subject to each executive’s continuing employment through such vesting date.
(8)	On December 14, 2012, Mr. Upshaw was granted 51,470 RSUs, which vest 100% on December 31, 2014, subject to Mr. Upshaw’s continuing employment through such vesting date.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2012.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nathaniel J. Lipman	21,378	225,000
Todd H. Siegel	39,253	379,000
Mark Gibbens
Steve Upshaw	10,690	112,500
Richard J. Fernandes
Sloane Levy

(1)	Awards described under the “Stock Awards” column of this table are restricted stock units awarded under the Retention Award Program. The number reported under the “Number of Shares Acquired on Vesting” column represents the number of shares that would have been delivered in respect of RSUs that vested if the participant did not elect to receive cash under the Retention Award Program. As permitted by the Retention Award Program, all of the named executive officers elected to receive their awards in cash. The cash amounts paid to Mr. Lipman, Mr. Siegel and Mr. Upshaw were $285,927, $419,617 and $142,964, respectively, which amounts included $60,927, $40,617 and $30,464, respectively, representing 2011 dividends on the restricted stock units vesting in 2012. Mr. Gibbens, Mr. Fernandes and Ms. Levy did not have any restricted stock units that vested in 2012.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2012. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2012, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

The tables below reflect that Messrs. Lipman, Siegel, Gibbens, Upshaw, Fernandes and Ms. Levy would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of death or disability.

Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”

Pursuant to the executives’ employment agreements, if an executive’s employment is terminated “without cause,” or if the executive terminates employment in certain circumstances defined in the agreement that constitute “good reason,” or the executive’s employment is terminated by us for cause or by reason of death or disability, the named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.

“Good reason” generally means: (i) in Mr. Lipman’s case, our failure to use commercially reasonable efforts to cause the executive to continue to be elected as a member of the Board; (ii) our material failure to fulfill our obligations under the executive’s employment agreement, (iii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities, (iv) a reduction in the executive’s annual base salary or target bonus (excluding any reduction related to a broader compensation reduction that is not limited to executive specifically and that is not more than 10% in the aggregate or any reduction to which the executive consents) or (v) the relocation of the executive’s primary office to a location more than 35 miles from his current work location. We have a 30 day cure right following timely notice from the executive of any event constituting good reason.

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

Payment of severance is conditioned on the named executive officer or such executive officer’s legal representative executing a separation agreement and general release of claims against us and our affiliates.

Nathaniel J. Lipman

In the event Mr. Lipman’s employment is terminated by us without cause (including as a result of our nonrenewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs. In addition, if such termination occurs prior to December 31, 2013, Mr. Lipman would be entitled to receive the amount of his annual base salary that he would have received if his employment continued until December 31, 2013, in monthly installments from the date of termination until December 31, 2013. If Mr. Lipman’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lipman violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2012 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	X	X	X	X	X
Cash Severance	X	X	X	$1,020,000	$1,020,000	$1,020,000	$1,020,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2012 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,800,000	$1,800,000	X	X	X
Cash Severance	X	X	X	$1,200,000	$1,200,000	$600,000	$600,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Siegel’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Siegel’s options in connection with such a sale is impossible to calculate.

Mark Gibbens

In the event Mr. Gibbens’ employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Gibbens’ employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Gibbens violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Gibbens’ employment on December 31, 2012:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$400,000	$400,000	X	X	X
Cash Severance	X	X	X	$400,000	$400,000	$400,000	$400,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

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

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2012:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$593,750	$593,750	X	X	X
Cash Severance	X	X	X	$475,000	$475,000	$475,000	$475,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Richard J. Fernandes

In the event Mr. Fernandes’ employment is terminated by us without cause (including as a result of our non-renewal of the agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 200% of the aggregate amount of his annual base salary and target bonus. If Mr. Fernandes’ employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Fernandes violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Fernandes’ employment on December 31, 2012 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,062,500	$1,062,500	X	X	X
Cash Severance	X	X	X	$850,000	$850,000	$425,000	$425,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

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

The following table shows the potential payments upon termination of Ms. Levy’s employment on December 31, 2012:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$400,000	$400,000	X	X	X
Cash Severance	X	X	X	$400,000	$400,000	$400,000	$400,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

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

Director Compensation

Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, in 2012, Mr. Alfred F. Kelly, Jr. received $15,000 for serving as the chairman of the audit committee of the board of directors and Mr. Matthew H. Nord and Mr. Richard J. Srednicki each received $7,500 for serving on the audit committee of the board of directors. Directors who are our employees receive no compensation for their service as directors.

Our directors are also eligible to participate in the 2007 Plan. We generally award non-employee directors 15,000 options when they join our board of directors. The chairperson of the audit committee receives an additional 7,500 options, and other non-employee directors who are not affiliated with Apollo and serve as members of the audit committee receive an additional 3,750 options.

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$55,000	$—	$—	$—	$—	$55,000
Matthew H. Nord	$70,500	$—	$—	$—	$—	$70,500
Stan Parker	$54,000	$—	$—	$—	$—	$54,000
Eric L. Press	$54,000	$—	$—	$—	$—	$54,000
Richard J. Srednicki	$70,500	$—	$—	$—	$—	$70,500
Jonathan E. Ellenthal	$54,000	$—	$—	$—	$—	$54,000
Alfred F. Kelly, Jr.	$76,000	$—	$—	$—	$—	$76,000
Anton J. Levy	$51,000	$—	$—	$—	$—	$51,000
Scott D. Miller	$55,000	$—	$—	$—	$—	$55,000

(1)	Mr. Lipman, our Chairman of the Board, Mr. Siegel, our Chief Executive Officer, and Mr. Fernandes are not included in this table as they are our employees and thus receive no compensation for their services as a director (except as described above). The compensation received by each as our employee is shown in the Summary Compensation Table.
(2)	As of December 31, 2012 each non-employee director had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 44,500; Stan Parker, 41,500; Eric L. Press, 43,000; Matthew H. Nord, 43,000; Richard J. Srednicki, 34,000; Jonathan E. Ellenthal, 15,000; Alfred F. Kelly, Jr., 22,500; Anton J. Levy, 15,000; and Scott D. Miller, 15,000.

Compensation Committee Interlocks and Insider Participation

During 2012, the members of our Compensation Committee consisted of Messrs. Becker, Press and Levy. Messrs. Becker and Press are principals and stockholders of Apollo, our controlling stockholder. Neither Mr. Becker nor Mr. Press has ever been one of our officers or employees. During 2012, neither Mr. Becker nor Mr. Press had any relationship that requires disclosure in this Report as a transaction with a related person. During 2012, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Affinion Holdings owns 100% of our common stock.

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ common stock as of February 25, 2013 by (i) each person known to beneficially own more than 5% of the common stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Affinion Holdings and (iv) all of our executive officers and members of the Board of Directors of Affinion Holdings as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Affinion Group Holdings, LLC(a)	57,750,000	68.0%
General Atlantic LLC(b)	17,469,933	20.6%
Nathaniel J. Lipman(c)	1,222,226	1.4%
Todd H. Siegel(d)	502,791	*
Mark G. Gibbens	—	*
Steven E. Upshaw(e)	344,966	*
Richard J. Fernandes(f)	3,198,209	3.8%
Sloane Levy(g)	214,056	*
Marc E. Becker(h)(i)	44,500	*
Matthew H. Nord(h)(j)	43,000	*
Stan Parker(h)(k)	41,500	*
Eric L. Press(h)(j)	43,000	*
Richard J. Srednicki(l)	34,000	*
Jonathan Ellenthal(m)	15,000	*
Anton J. Levy (m)	15,000	*
Scott D. Miller(n)	61,305	*
Alfred F. Kelly(o)	22,500	*
Directors and executive officers as a group (16 persons)(p)	5,857,037	6.7%

(*)	Less than one percent.
(a)	Represents 57,750,000 shares of common stock owned of record by Affinion Group Holdings, LLC (“Parent LLC”). Apollo Management V, L.P. (“Management V”) serves as the sole manager of Parent LLC. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V, and Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management, Apollo Management Holdings, L.P. (“AMH”) is the sole and managing member of Management GP, and Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. The shares of common stock held of record by Parent LLC includes shares held by Parent LLC as a fiduciary for Apollo German Partners V GmbH & Co. KG (“German V”). Apollo Verwaltungs V GmbH (“Apollo German GP”) is the general partner of German V and Apollo Advisors V, L.P. (“Advisors V”) is the managing limited partner of German V. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Apollo Principal”) is the sole shareholder of ACM V, and Apollo Principal Holdings I GP, LLC (“Principal GP”) is the general partner of Apollo Principal. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal GP and the managers as well as the executive officers of AMH GP, and as such may be deemed to have voting and dispositive control of the shares of our common stock held of record by Parent LLC.
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
(b)

Represents 17,469,933 shares of common stock owned of record by General Atlantic Partners 79, L.P. (“GAP 79”), GAP-W, LLC (“GAP-W”), GapStar, LLC (“GapStar”), GAPCO GmbH & Co., KG (“GAPCO KG”), GAP Coinvestment III, LLC (“GAPCO III”) and GAP Coinvestment IV, LLC (“GAPCO IV”). General Atlantic LLC (“GA LLC”) is the general partner of

GAP 79 and General Atlantic GenPar, L.P. (“GA GenPar”) and is the Managing Member of GAPCO III and GAPCO IV. GA GenPar is the general partner of GAP-W. GAPCO Management GmbH (“GAPCO Management”) is the general partner of GAPCO KG. The executive officers of GapStar are certain Managing Directors of GA LLC. In addition, Managing Directors of GA LLC control the voting and investment decisions made by GAPCO KG and GAPCO Management. Accordingly, the voting and disposition of the shares in the Company are coordinated among GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III and GAPCO IV.
GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III, GAPCO IV, GA GenPar and GAPCO Management are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended.
Anton J. Levy is a Managing Director of GA LLC.
The address of Mr. Levy and the General Atlantic group (other than GAPCO KG and GAPCO Management) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of GAPCO KG and GAPCO Management is Maximilianstrasse 35B 80539, Munich Germany.
(c)	Includes 606,900 shares of common stock issuable upon the exercise of Tranche A options, 31,500 shares of common stock issuable upon the exercise of 2007 Plan options and 58,826 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 606,900 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 29,409 restricted stock units that remain subject to vesting.
(d)	Includes 130,662 shares of common stock issuable upon the exercise of Tranche A options, 181,400 shares of common stock issuable upon the exercise of 2007 Plan options and 37,009 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 318,162 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 73,775 restricted stock units that remain subject to vesting.
(e)	Includes 92,337 shares of common stock issuable upon the exercise of Tranche A options, 168,900 shares of common stock issuable upon the exercise of 2007 Plan options and 24,509 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 92,337 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 100,490 restricted stock units that remain subject to vesting.
(f)	Includes 207,500 shares issuable upon the exercise of 2007 Plan options and 24,509 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 207,500 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 24,510 restricted stock units that remain subject to vesting. Additionally, the Fernandes Family Trust, whose trustee is Mr. Fernandes’ spouse, holds 995,093 shares of common stock of which Mr. Fernandes may be deemed to be the beneficial owner. Mr. Fernandes disclaims beneficial ownership of the common stock held by the Fernandes Family Trust and this disclosure shall not be deemed an admission that Mr. Fernandes is the beneficial owner of such securities for the purposes of Section 13(d) or 13(g) of the Securities Act or for any other purpose.
(g)	Includes 92,610 shares of common stock issuable upon the exercise of 2005 Webloyalty Holdings Plan options and 100,000 shares of common stock issuable upon the exercise of 2007 Plan options and 21,446 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 100,000 shares of common stock issuable upon the exercise of 2007 Plan options and 21,446 restricted stock units that remain subject to vesting.
(h)	Messrs. Becker, Parker, Press and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(i)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(j)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(k)	Consists of 41,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(l)	Consists of 34,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(m)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(n)	Consists of 61,305 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(o)	Consists of 22,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(p)	Includes 853,524 shares of common stock issuable upon the exercise of Tranche A options, 702,500 shares of common stock issuable upon the exercise of 2007 Plan options, 273,500 shares of common stock issuable upon the exercise of Board of Director option grants, 138,915 shares of common stock issuable upon the exercise of options issued under Webloyalty option plans and 173,958 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 1,388,524 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Plan options and 257,289 restricted stock units that remain subject to vesting.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2012, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2012, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of December 31, 2012 and expire between May 2015 and September 2018.

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan, see Note 13 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by securityholders
Options	3,028,032	$1.51	—
Equity compensation plans not approved by securityholders
Options	4,288,129	$9.82	(3)
Restricted stock units	1,332,819	—	(3)
Total	8,648,980	$(2)	4,946,657

(1)	Includes 578,856 additional options as a result of Affinion Holdings’ issuance of options to replace awards granted by Webloyalty. The weighted-average exercise price of these awards was $7.00.
(2)	4,946,657 shares of common stock are available for future issuance under equity compensation plans in connection with future grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards.
(3)	Not applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. The agreements expired on December 31, 2010. These agreements permitted us to solicit customers of these parties for our membership programs through various direct marketing methods, which included mail, telemarketing and online solicitation methods. The payment terms of each marketing agreement differed, but generally involved the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolled as a member of a membership program or a percentage of net membership revenues. The expense for such services was $2.0 million and $2.3 million for the years ended December 31, 2010 and 2011, respectively. There were no expenses incurred with a related party during the year ended December 31, 2012.

Other than non-material arrangements, these agreements provided that if a Cendant-party elected to terminate an agreement or an agreement terminated as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party would be required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee is paid as follows: the applicable Cendant-party is required to pay the equivalent of twenty-four quarterly installment payments, which termination fee is payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. In the event that in any quarter during the term of a marketing agreement, any Cendant-party failed to meet the minimum amount of marketing volume, failed to provide the specified amount of customer data or breached certain material obligations under any marketing agreement, then such Cendant-party would have to make a shortfall payment based on a calculation of the marketing revenues that would have been derived had the applicable Cendant-party met the specified threshold. Each shortfall payment is paid as follows: for each quarter in which a shortfall event occurs, the applicable Cendant Party is required to pay twenty-four quarterly installment payments (subject to certain adjustments). As a result of the failure by certain Cendant-parties to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant-parties, we recognized revenues in the amount of $5.4 million for the year ended December 31, 2010. There was no such revenue recognized during the years ended December 31, 2011 and 2012.

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Wyndham related entities was $4.7 million and $2.1 million for the years ended December 31, 2010 and 2011, respectively. There was no such revenue recognized during the year ended December 31, 2012. One such loyalty and rewards agreement expired on June 30, 2010. The other agreement expires on December 31, 2013, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice.

In connection with these agreements, we formed Connexions Loyalty, LLC (formerly Affinion Loyalty, LLC), a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of Connexions Loyalty, Inc. (formerly Affinion Loyalty Group, Inc. “Connexions”). Pursuant to the loyalty agreements, Connexions has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Connexions Loyalty, LLC under a non-exclusive limited license. Connexions Loyalty, LLC entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Connexions Loyalty, LLC sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that Connexions (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which Connexions was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis/Budget, Wyndham and Realogy. Prior to this transaction, these Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the Avis/Budget, Wyndham and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables due and payable to the Company on June 30, 2010 and 2011 were $6.5 million and $4.75 million, respectively. The receivable was fully collected upon receipt of the June 30, 2011 receivable.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and assumed all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company now provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for the each of the years ended December 31, 2010 and 2011 and is included in net revenues in the consolidated statements of comprehensive income. There was no such revenue recognized during the year ended December 31, 2012. The expense incurred for such services was $1.1 million and $1.0 million for the years ended December 31, 2010 and 2011, respectively. There were no expenses incurred with a related party during the year ended December 31, 2012.

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

During 2006, Apollo acquired one of our vendors, SOURCECORP Incorporated, that provides document and information services to us. On January 1, 2012, we entered into a new master services agreement with SourceHOV LLC (which is the successor to SOURCECORP by merger) for a term of five years, subject to our right to terminate at any time with 180 days notice. The fees incurred for these services for the years ended December 31, 2010, 2011 and 2012 was $1.1 million, $1.1 million and $0.7 million, respectively.

During the years ended December 31, 2010, 2011 and 2012, the Company purchased $2.6 million, $5.2 million and $4.1 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.7%, in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. We provided support services to Alclear and recognized revenue in the amount of $0.7 million, $1.1 million and $1.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Affinion Holdings Stockholder Agreement

On January 14, 2011, Holdings entered into the Stockholder Agreement (the “Affinion Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively with any transferee trusts, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”).

The Affinion Holdings Stockholder Agreement permits certain of Affinion Holdings’ stockholders—currently Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. The Chief Executive

Officer of Affinion Holdings also will serve as a director, and the holders of a majority of the issued and outstanding shares of Affinion Holdings’ common stock will nominate the remaining directors. Under the Affinion Holdings Stockholder Agreement, investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic currently have the right to nominate seven and three, respectively, of our twelve directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Todd H. Siegel as a director in his capacity as our Chief Executive Officer and the nomination of Nathaniel J. Lipman as a director.

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

In connection with the Webloyalty Acquisition, Mr. Fernandes also received warrants to purchases shares of Affinion Holdings’ common stock. The warrants expired unexercised in May 2012.

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

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2012 and 2011.

	For the Years Ended
	December 31, 2012	December 31, 2011
Audit Fees	$3,793,000	$2,713,000
Audit-Related Fees(1)	220,000	556,000
Tax Fees(2)	16,000	13,000
All Other Fees	—	—

Total Fees	$4,029,000	$3,282,000

(1)	Audit related services in 2012 and 2011 represent SSAE 16 (service auditors) reports, services associated with senior note offerings and regulatory filings relating to the Company’s acquisitions.
(2)	Tax services for 2012 and 2011 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2012 and 2011 were pre-approved by our audit committee. The audit committee reviewed the 2012 and 2011 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Affinion Group, Inc.’s Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

2.2	Membership Interests Purchase Agreement, dated as of May 19, 2010, by and between Affinion Loyalty Acquisition, LLC, Affinion Group, Inc., Travel Leaders Group, L.L.C., Tag Investment Holdings, L.L.C., One Equity Partners III, L.P., OEP III Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and One Equity Partners III, L.P., as representative acting on behalf of Sellers (as defined therein) (incorporated by reference to Exhibit No. 2.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 8, 2010, File No. 333-133895).

2.3	Agreement and Plan of Merger, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Parker Holdings, LLC, Parker Merger Sub, Inc. and Webloyalty Holdings, Inc. (incorporated by reference to Exhibit No. 2.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on June 27, 2007, File No. 333-144099).

3.2	Affinion Group Holdings, Inc. Certificate of Designation, Preferences and Rights of Series A Redeemable Exchangeable Preferred Stock filed in the State of Delaware on October 17, 2005 (incorporated by reference to Exhibit No. 3.2 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on May 21, 2010, File No. 333-166993).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on September 21, 2007 (incorporated by reference to Exhibit No. 3.3 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-1/A filed with the SEC on September 24, 2007, File No. 333-144099).

3.4	Certificate Eliminating Reference to Series A Redeemable Preferred Stock from the Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on March 18, 2011 (incorporated by reference to Exhibit No. 3.4 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on March 25, 2011, File No. 333-173105).

3.5	By-laws of Affinion Group Holdings, Inc. (incorporated by reference to Exhibit No. 3.2 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on June 27, 2007, File No. 333-144099).

4.1	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.5 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.3	Supplemental Indenture No. 2, dated as of January 24, 2008, among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.6 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.4	Supplemental Indenture No. 3, dated as of December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.5	Supplemental Indenture No. 4, dated as of June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.4 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.6	Supplemental Indenture No. 5, dated as of July 29, 2010, among Loyalty Travel Agency LLC, a Delaware limited liability company, Connexions Loyalty Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 333-133895).

4.7	Supplemental Indenture No. 6, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.7 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.8	Supplemental Indenture No. 7, dated as of August 29, 2011, among Affinion Brazil Holdings I, LLC, a Delaware limited liability company, Affinion Brazil Holdings II, LLC, a Delaware limited liability company, Prospectiv Direct, Inc., a Delaware corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 333-133895).

4.9	Supplemental Indenture No. 8, dated August 22, 2012, among BreakFive, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.9 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 333-133895).

4.10	Indenture, dated as of November 19, 2010 governing the 7.875 % Senior Notes due 2018, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.11	Supplemental Indenture No. 1, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit No. 4.9 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.12	Supplemental Indenture No. 2, dated as of August 29, 2011, among Affinion Brazil Holdings I, LLC, a Delaware limited liability company, Affinion Brazil Holdings II, LLC, a Delaware limited liability company, Prospectiv Direct, Inc., a Delaware corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit No. 4.11 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 333-133895).

4.13	Supplemental Indenture No. 3, dated August 22, 2012, among BreakFive, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2015 (incorporated by reference to Exhibit No. 4.13 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 333-133895).

4.14	Indenture, dated as of October 5, 2010 governing the 11.625 % Senior Notes due 2015, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.10 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on March 25, 2011, File No. 333-173105).

4.15	Form of 11 1/2% Senior Subordinated Note due 2015 (incorporated by reference to Appendix A of Exhibit No. 4.2 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.16	Form of 7.875 % Senior Note due 2018 (incorporated by reference to Appendix A of Exhibit No. 4.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.17	Form of 11.625 % Senior Note due 2015 (incorporated by reference to Appendix A of Exhibit No. 4.10 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on March 25, 2011, File No. 333-173105).

4.18	Registration Rights Agreement, dated as of October 5, 2010, among Affinion Group Holdings, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit No. 4.14 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on March 25, 2011, File No. 333-173105).

4.19	Registration Rights Agreement, dated as of November 19, 2010, among Affinion Group, Inc., the Guarantors (as defined therein), Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit No. 4.12 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.20	Securityholder Rights Agreement, dated as of January 14, 2011, among Affinion Group Holdings, Inc., Affinion Group Holdings LLC, General Atlantic Partners 79, L.P., GAP-W, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and the Holders party thereto (incorporated by reference to Exhibit No. 4.16 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on June 3, 2011, File No. 333-173105).

4.21	Stockholder Agreement, dated as of January 14, 2011, among Affinion Group Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit No. 4.17 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on June 3, 2011, File No. 333-173105).

4.22	Amended and Restated Registration Rights Agreement, dated as of January 14, 2011, among Affinion Group Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit No. 4.18 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-4/A filed with the SEC on June 3, 2011, File No. 333-173105).

10.1	Amended and Restated Senior Secured Credit Facility, dated as of April 9, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, and Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, as syndication agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as documentation agents, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

10.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc., the Lenders listed on the signature pages thereto, the various agents party thereto, Bank of America, N.A., as administrative agent and lender, Deutsche Bank Securities Inc., as amendment arranger, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 333-133895)..

10.3	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 1 to Guarantee and Collateral

Agreement and Certain Other Loan Documents, dated as of December 21, 2012, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as existing administrative agent, existing collateral agent, existing issuing bank and existing swingline lender, and Deutsche Bank Trust Company Americas, as successor administrative agent, successor collateral agent, successor issuing bank and successor swingline lender (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2012, File No. 333-133895).

10.4	Resignation and Assignment Agreement, dated as of December 21, 2012, by and among Bank of America, N.A., as resigning administrative agent, resigning collateral agent and resigning swingline lender, Deutsche Bank Trust Company Americas, as successor administrative agent, successor collateral agent, successor issuing bank and successor swingline lender, Affinion Group Holdings, Inc., Affinion Group, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2012, File No. 333-133895).

10.5	Amended and Restated Guarantee and Collateral Agreement, dated and effective as of April 9, 2010, among Affinion Group, Inc., a Delaware corporation, each Subsidiary of the Affinion Group, Inc. identified as a party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

10.6	Incremental Assumption Agreement, dated as of December 13, 2010, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America, N.A., as incremental revolving facility lender, Deutsche Bank AG New York Branch, as incremental revolving facility lender, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2010, File No. 333-133895).

10.7	Second Incremental Assumption Agreement, dated as of February 11, 2011, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, UBS Securities LLC and Morgan Joseph Triartisan Finance LLC, as joint book runners, and the other financial institutions thereto, as incremental term lenders (incorporated by reference to Exhibit No. 10.4 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.8	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.9	Amendment to Management Investor Rights Agreement, dated as of April 30, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.11	Amended and Restated Consulting Agreement, dated as of January 14, 2011, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.12	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.13	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.14	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.15	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.16	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.17	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.19	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.20	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.21	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Affinion Group, Inc.’s Registration Statement on Form

S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.22	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman and Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.23	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.24	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.25	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.26	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.27	Employment Agreement, dated as of January 15, 2010, by and among Affinion Group Holdings, Inc, Affinion Group, Inc. and Steven Upshaw (incorporated by reference to Exhibit No. 10.24 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.28	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw (incorporated by reference to Exhibit No. 10.4 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.29	Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc, Affinion Group, Inc. and Sloane Levy (incorporated by reference to Exhibit No. 10.27 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 333-133895).

10.30	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.31	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

10.32	Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard Fernandes (incorporated by reference to Exhibit No. 10.27 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.33	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard J. Fernandes (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.34	Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Mark G. Gibbens (incorporated by reference to Exhibit No. 10.5 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.35	Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999

(incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.36	Fernandes Investor Rights Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC and Richard Fernandes (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.37	Form of Warrant to Purchase Shares of Common Stock, par value $0.01 per share, of Affinion Group Holdings, Inc. issued to Richard Fernandes (incorporated by reference to Exhibit 10.4 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group Holdings, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS XBRL†	Instance Document.

101.SCH XBRL†	Taxonomy Extension Schema.

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL†	Taxonomy Extension Definition Linkbase.

101.LAB XBRL†	Taxonomy Extension Label Linkbase.

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

AFFINION GROUP HOLDINGS, INC.

Date: February 28, 2013	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel Todd H. Siegel	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Mark G. Gibbens Mark G. Gibbens	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Brian J. Dick Brian J. Dick	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	Director	February 28, 2013

/s/ Marc E. Becker Marc E. Becker	Director	February 28, 2013

/s/ Stan Parker Stan Parker	Director	February 28, 2013

/s/ Eric L. Press Eric L. Press	Director	February 28, 2013

/s/ Matthew H. Nord Matthew H. Nord	Director	February 28, 2013

/s/ Richard J. Srednicki Richard J. Srednicki	Director	February 28, 2013

/s/ Jonathan E. Ellenthal Jonathan E. Ellenthal	Director	February 28, 2013

/s/ Richard J. Fernandes Richard J. Fernandes	Director	February 28, 2013

S-1

/s/ Anton J. Levy Anton J. Levy	Director	February 28, 2013

/s/ Scott D. Miller Scott D. Miller	Director	February 28, 2013

/s/ Alfred F. Kelly Alfred F. Kelly	Director	February 28, 2013

S-2

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in deficit and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Stamford, CT February 27, 2013

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$51.9	$106.4
Restricted cash	34.4	30.4
Receivables (net of allowance for doubtful accounts of $9.4 and $2.4, respectively)	140.1	126.8
Receivables from related parties	0.1	0.8
Profit-sharing receivables from insurance carriers	74.6	74.0
Prepaid commissions	42.5	52.6
Income taxes receivable	6.3	2.1
Other current assets	84.9	68.1

Total current assets	434.8	461.2
Property and equipment, net	136.5	134.7
Contract rights and list fees, net	22.0	22.5
Goodwill	607.3	627.5
Other intangibles, net	225.2	351.2
Other non-current assets	70.8	79.6

Total assets	$1,496.6	$1,676.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.8	$11.9
Accounts payable and accrued expenses	411.3	405.3
Payables to related parties	0.1	0.7
Deferred revenue	114.6	152.5
Income taxes payable	8.9	3.4

Total current liabilities	546.7	573.8
Long-term debt	2,234.2	2,244.0
Deferred income taxes	71.9	67.5
Deferred revenue	15.3	17.8
Other long-term liabilities	41.0	53.7

Total liabilities	2,909.1	2,956.8

Commitments and contingencies (Note 12)
Deficit:
Common stock, $0.01 par value, 360,000,000 shares authorized, 85,128,062 and 85,049,740 shares issued and 84,912,610 and 84,834,856 shares outstanding	0.9	0.9
Additional paid-in capital	132.9	125.9
Warrants	—	1.7
Accumulated deficit	(1,553.3)	(1,413.7)
Accumulated other comprehensive income	6.5	5.2
Treasury stock, at cost, 215,452 and 214,884 shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,414.1)	(1,281.1)
Non-controlling interest in subsidiary	1.6	1.0

Total deficit	(1,412.5)	(1,280.1)

Total liabilities and deficit	$1,496.6	$1,676.7

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues	$1,494.6	$1,535.2	$1,376.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	600.1	637.7	583.3
Operating costs	459.5	441.5	375.8
General and administrative	150.7	167.9	157.9
Impairment of goodwill and other long-lived assets	39.7	—	—
Facility exit costs	(0.9)	6.2	8.0
Depreciation and amortization	184.5	238.7	195.2

Total expenses	1,433.6	1,492.0	1,320.2

Income from operations	61.0	43.2	56.1
Interest income	0.9	1.1	0.8
Interest expense	(190.4)	(188.8)	(192.6)
Loss on redemption of preferred stock	—	(6.5)	—
Loss on extinguishment of debt	—	—	(39.7)
Other income (expense), net	(0.2)	0.2	(1.9)

Loss before income taxes and non-controlling interest	(128.7)	(150.8)	(177.3)
Income tax expense	(10.2)	(5.2)	(12.8)

Net loss	(138.9)	(156.0)	(190.1)
Less: net income attributable to non-controlling interest	(0.7)	(0.9)	(1.0)

Net loss attributable to Affinion Group Holdings, Inc.	$(139.6)	$(156.9)	$(191.1)

Net loss	$(138.9)	$(156.0)	$(190.1)
Currency translation adjustment, net of tax	1.2	(4.5)	(2.1)

Comprehensive loss	(137.7)	(160.5)	(192.2)
Less: comprehensive income attributable to non-controlling interest	(0.6)	(0.7)	(1.1)

Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(138.3)	$(161.2)	$(193.3)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(in millions)

	Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity (Deficit)
Balance, January 1, 2010	59,899,140	$57.3	$16.7	$(1,065.7)	$11.7	$(0.8)	$1.2	$(979.6)
Comprehensive loss
Net loss		—	—	(191.1)	—	—	1.0	(190.1)
Currency translation adjustment		—	—	—	(2.2)	—	0.1	(2.1)

Total comprehensive loss								(192.2)
Dividend paid to non-controlling interest		—	—	—	—	—	(1.0)	(1.0)
Issuance of common stock related to restricted stock units and options	8,961	—	—	—	—	—	—	—
Purchase of treasury stock		—	—	—	—	(0.3)	—	(0.3)
Repurchase of employee equity award of a subsidiary		(4.8)	—	—	—	—	—	(4.8)
Share-based compensation		4.4	—	—	—	—	—	4.4

Balance, December 31, 2010	59,908,101	56.9	16.7	(1,256.8)	9.5	(1.1)	1.3	(1,173.5)
Comprehensive loss
Net loss		—	—	(156.9)	—	—	0.9	(156.0)
Currency translation adjustment		—	—	—	(4.3)	—	(0.2)	(4.5)

Total comprehensive loss								(160.5)
Equity instruments issued for acquisition of Webloyalty	25,089,113	289.0	1.7	—	—	—	—	290.7
Dividend paid to non-controlling interest		—	—	—	—	—	(1.0)	(1.0)
Issuance of common stock related to restricted stock units and options	52,526	0.1	—	—	—	—	—	0.1
Share-based compensation		5.7	—	—	—	—	—	5.7
Expiration of warrants		16.7	(16.7)	—	—	—	—	—
Return of capital		(241.6)	—	—	—	—	—	(241.6)

Balance, December 31, 2011	85,049,740	126.8	1.7	(1,413.7)	5.2	(1.1)	1.0	(1,280.1)
Comprehensive loss
Net loss		—	—	(139.6)	—	—	0.7	(138.9)
Currency translation adjustment		—	—	—	1.3	—	(0.1)	1.2

Total comprehensive loss								(137.7)
Issuance of common stock related to restricted stock units and options	78,322	0.1	—	—	—	—	—	0.1
Share-based compensation		5.2	—	—	—	—	—	5.2
Expiration of warrants		1.7	(1.7)	—	—	—	—	—

Balance, December 31, 2012	85,128,062	$133.8	$—	$(1,553.3)	$6.5	$(1.1)	$1.6	$(1,412.5)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Activities
Net loss	$(138.9)	$(156.0)	$(190.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184.5	238.7	195.2
Amortization of debt discount and financing costs	11.0	10.7	12.7
Preferred stock dividend and accretion	—	0.4	4.6
Unrealized loss on interest rate swaps	1.2	2.5	2.9
Impairment of goodwill and other long-lived assets	39.7	—	—
Impairment of equity investment	1.0	—	—
Adjustment to liability for additional consideration based on earn-out	(14.6)	—	—
Provision for loss on accounts receivable	6.9	—	—
Unrealized foreign currency transaction loss	—	—	1.9
Loss on extinguishment of debt	—	—	39.7
Loss on redemption of preferred stock	—	6.5	—
Facility exit costs	(0.9)	6.2	8.0
Share-based compensation	11.2	11.0	11.1
Deferred income taxes	2.3	2.3	7.0
Payment of in-kind interest upon redemption of debt securities	—	—	(12.8)
Payment received for assumption of loyalty points program liability	—	4.7	6.5
Net change in assets and liabilities:
Restricted cash	(0.5)	1.9	(2.2)
Receivables	(14.0)	(0.7)	13.7
Receivables from related parties	0.7	1.0	0.5
Profit-sharing receivables from insurance carriers	(0.6)	1.1	(3.4)
Prepaid commissions	10.4	5.4	6.4
Other current assets	(15.4)	7.3	(12.8)
Contract rights and list fees	0.1	(3.5)	(2.2)
Other non-current assets	5.8	7.7	4.6
Accounts payable and accrued expenses	(14.4)	(46.9)	46.0
Payables to related parties	(0.7)	(2.0)	(2.4)
Deferred revenue	(41.9)	(16.0)	(43.5)
Income taxes receivable and payable	1.4	2.3	(5.1)
Other long-term liabilities	(1.5)	(20.4)	(10.0)
Other, net	(1.7)	0.9	2.2

Net cash provided by operating activities	31.1	65.1	78.5

Investing Activities
Capital expenditures	(51.7)	(56.9)	(39.9)
Acquisition-related payments, net of cash acquired	(13.5)	(33.4)	(171.8)
Cash acquired in Webloyalty acquisition	—	26.1	—
Restricted cash	(3.1)	3.2	1.5

Net cash used in investing activities	(68.3)	(61.0)	(210.2)

Financing Activities
Proceeds from issuance of Affinion term loan	—	250.0	875.0
Proceeds from issuance of Affinion senior notes	—	—	471.5
Proceeds from issuance of senior notes	—	—	320.3
Financing costs	(6.3)	(6.5)	(42.2)
Repayment of Affinion term loan	—	—	(655.3)
Redemption of Affinion senior notes	—	—	(467.6)
Repayment of term loan	—	—	(267.8)
Principal payments on borrowings	(11.8)	(11.7)	(0.3)
Purchase of treasury stock	—	—	(0.3)
Return of capital	—	(241.6)	—
Redemption of preferred stock	—	(46.7)	—
Repurchase of employee equity award of a subsidiary	—	(3.5)	(3.6)
Proceeds from issuance of common stock	0.1	—	—
Distribution to non-controlling interest of a subsidiary	—	(1.1)	(1.0)

Net cash (used in) provided by financing activities	(18.0)	(61.1)	228.7

Effect of changes in exchange rates on cash and cash equivalents	0.7	(0.8)	(2.6)

Net (decrease) increase in cash and cash equivalents	(54.5)	(57.8)	94.4
Cash and cash equivalents, beginning of year	106.4	164.2	69.8

Cash and Cash Equivalents, End of Year	$51.9	$106.4	$164.2

Supplemental Disclosure of Cash Flow Information:
Interest payments	$186.3	$191.0	$181.6
Income tax payments	$7.6	$2.6	$9.3

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

Business Description— The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. Generally, the Company partners with these leading companies in two ways: 1) by developing and marketing programs that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners. The Company refers to the consumers with whom it provides services directly under a contractual relationship as subscribers or members. The Company refers to those consumers that it services on behalf of a third party, such as one of its marketing partners, and with whom it has a contractual relationship as end-customers.

The Company utilizes its expertise in a variety of direct engagement media to market valuable products and services to the customers of its marketing partners on a highly targeted campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with the Company’s marketing partners, as the Company believes this optimizes response, thereby improving the efficiency of the Company’s marketing investment. Accordingly, the Company maintains significant capabilities to market through direct mail, point-of-sale, direct response television and internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

The Company designs customer engagement and loyalty solutions with a suite of benefits that it believes are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings in purchasing everyday items. For example, the Company provides discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), roadside assistance, and various checking account and credit card enhancement services, as well as loyalty points redemptions for goods and merchandise, as well as other products and services.

Affinion North America. Affinion North America is comprised of the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. The Company designs, implements and markets subscription programs that provide its members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as concierge services, retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. The Company markets AD&D insurance and other insurance programs and designs and provides checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company provides its clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards and merchandise. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages turnkey travel services that are sold on a private label basis to provide its clients’ customers with direct access to the Company’s proprietary travel platform. A marketing partner typically engages the Company on a fee-for-services contractual basis, where the Company generates revenue in connection with the volume of redemption transactions.

Affinion International. Affinion International is comprised of the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. The Company has not offered AD&D or related insurance outside North America since 2000. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2012 and 2011. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Share-Based Compensation

For all stock-based awards issued to employees that are accounted for as equity awards, the Company recognizes compensation expense, net of estimated forfeitures, based on estimated fair values on the date of grant. For all stock-based awards issued to employees that are accounted for as liability awards, the Company recognizes compensation expense, net of forfeitures, based on estimated fair value at each reporting date. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of comprehensive income.

Revenue Recognition

Membership — For retail memberships, subscription fees are typically paid either monthly or annually. Membership revenue is not recognized until any trial period has expired, membership fees have been collected and the membership fees become non-refundable. Monthly membership revenue is recognized when earned and no longer subject to refund. Annual pro rata membership fees (related to memberships that are cancelable for a pro rata refund) are recognized ratably over the membership term as membership revenue is earned and no longer subject to refund. In the case of annual full money back (“FMB”) membership fees, although payment is received from members at the beginning of an FMB membership, the memberships are cancelable for a full refund at any time during the membership period. Accordingly, FMB revenue is deferred and recognized at the end of the membership term when it is no longer subject to refund.

For wholesale memberships, marketing partners are provided with programs and services and, in many cases, the marketing partners market those programs and services to their customer bases. Monthly or annual fees are received from the marketing partners based on the number of members who purchase these programs from the marketing partners and revenue is recognized as the monthly fees are earned.

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $164.1 million in 2012, $171.0 million in 2011 and $159.1 million in 2010. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% of gross premiums is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

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

Insurance — Insurance administrative fees represent payments made to bank marketing partners, generally based on a fee per insured or a percentage of the revenue earned from the marketing of insurance programs to such marketing partners’ customers. Administrative fees are paid for new and renewal insurance premiums received. Additionally, for certain channels and clients, commissions are paid to brokers. Administrative fees are included within commission expense on the accompanying consolidated statements of comprehensive income and are recognized ratably over the underlying insurance policy coverage period.

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

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2012 and 2011, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2012 and 2011.

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

Derivative Instruments

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recognized in current period earnings in the consolidated statements of comprehensive income. For derivative instruments that are designated as cash flow hedges, the effective portion of changes in the fair value of derivative instruments is initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of changes in the fair value of cash flow hedges are immediately recognized in earnings.

The Company uses derivative financial instruments, primarily interest rate swaps and foreign currency forward contracts, to manage its interest rate and foreign exchange risk. The Company’s interest rate swaps and foreign currency forward contracts are recorded at fair value on the consolidated balance sheets. The derivative financial instruments are not designated as hedging instruments and therefore changes in their fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

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

During the fourth quarter of 2012, the Company performed its annual goodwill impairment for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 1.0% to 3.0% and discount rates ranging from 11.0% to 12.5%. In 2012, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which fair value exceeded its carrying amount by approximately 4%. The reduction in the fair value of Membership Products is primarily the result of lower projected cash flows related to the delay or cancellation of new marketing campaigns with the Company’s large financial institution marketing partners as a result of the current regulatory environment. The Membership Products cash flow projections assumed a long-term growth rate of 2.0% and a discount rate of 11.5%.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2012 and 2011 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

Intangible Asset	Amortization Method	Estimated Useful Lives
Member relationships	Declining balance	5 – 8 years
Affinity relationships	Declining balance, straight line	1 – 14 years
Proprietary databases and systems	Straight line	3 – 10 years
Trademarks and tradenames	Straight line	5 – 15 years
Patents and technology	Declining balance, straight line	5 – 12 years
Covenants not-to-compete	Straight line	Contract life

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

Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is the local currency are translated at exchange rates as of the balance sheet dates. Revenues and expenses of such local functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income. Foreign local currency gains and losses relating to non-operational transactions are included in other income (expense), net. Foreign currency gains and losses relating to operations are included in general and administrative expense.

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

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2012, 2011 and 2010, the Company derived approximately 46%, 46% and 49%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner and its customers accounted for 15.3% of consolidated net revenue for the year ended December 31, 2012. The Company’s largest marketing partner and its customers accounted for 14.0% of consolidated net revenue for the year ended December 31, 2011. The Company’s largest marketing partner and its customers accounted for 11.4% of consolidated net revenue for the year ended December 31, 2010. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

As of December 31, 2012 and 2011, approximately $55.7 million and $62.8 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$2.4	$1.2
Provision charged to expense, net of recoveries	6.9	1.3
Write-offs	0.1	(0.1)

Balance at end of period	$9.4	$2.4

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv Direct, Inc. (“Prospectiv”) acquisition ($14.6 million) as the Company does not expect to achieve the growth originally planned for these years due to market conditions (see Note 3 – Acquisitions). In addition, in September, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration based on achievement of the performance targets. During the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which resulted in recognition of an impairment loss of $39.7 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). At December 31, 2012, the Company had an accrual for the acquisition of property and equipment of $3.1 million.

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

As a result of the Company’s election to pay interest on its outstanding debt by increasing the face amount of the debt, during 2010, the Company increased the carrying amount of its debt by $24.2 million. In addition, during 2010 the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.5 million and entered into an operating lease, acquiring property and equipment with a fair value of $3.5 million. At December 31, 2010, the Company had accruals for the acquisition of property and equipment and the repurchase of an employee equity award of a subsidiary of $3.2 million and $3.5 million, respectively.

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

3. ACQUISITIONS

On November 14, 2012, the Company entered into, and consummated, a Share Sale and Purchase Agreement (“Agreement”) that resulted in the acquisition of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency. In accordance with the Agreement, on November 14, 2012, the Company acquired 90% of the outstanding capital stock of Back-Up and 99.99% of the outstanding capital stock of Travel for an upfront cash payment of approximately $12.5 million and contingent consideration payable ratably on each of the first three anniversaries of the acquisition date aggregating approximately $8.4 million. The Company also obtained a call option that grants the Company the ability to call the additional 10% of Back-Up’s capital stock for a nominal price no earlier than five years after the acquisition date and no later than eight years after the acquisition date. The Company also issued a put option to Back-Up permitting Back-Up to put the additional 10% of Back-Up capital stock to the Company under the same terms as the call option.

Back-Up and Travel were owned by Turkey’s largest retail group and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition will enable the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

The Company is in the process of finalizing its purchase price allocation for the acquisition of Back-Up and Travel. On a preliminary basis, the Company has allocated the purchase price of $19.0 million, consisting of the upfront cash payment of $12.5 million and the acquisition date fair value of the $8.4 million contingent consideration payable over three years, based on an income approach and probability model, at the present value of $6.5 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.3
Trade receivables	4.0
Other current assets	0.9
Property and equipment	1.3
Intangible assets	10.4
Goodwill	8.5
Other assets	0.2
Accounts payable and accrued liabilities	(6.6)
Other current liabilities	(0.5)
Deferred income taxes	(1.5)

Consideration transferred	$19.0

The intangible assets are comprised principally of trade names ($5.1 million) and member relationships ($2.7 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten and eight years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. Revenue and income (loss) from operations related to Back-Up and Travel included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012 is $1.2 million and $(0.8) million, respectively. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.7 million of acquisition costs, which have been included in general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2012.

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

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011 is $124.5 million and $(20.3) million, respectively. In connection with the acquisition of Webloyalty, the Company incurred $3.7 million of acquisition costs, of which $1.3 million and $2.4 million were recognized during the years ended December 31, 2011 and 2010, respectively, and the acquisition costs have been included in general and administrative expense in the consolidated statement of comprehensive income.

On July 14, 2011, the Company and Affinion entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of one of the leading daily deal websites in the United States. On August 1, 2011, the merger was consummated, and as a result, Affinion acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv had achieved certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders would have been entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management would have been entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation was to be settled in some combination of cash and shares of the Company’s common stock. As of the acquisition date, the liability for the additional consideration to be paid in connection with the earn-out was estimated to be $24.1 million based on an income approach and probability model, which was recorded at its fair value at the acquisition date of $14.4 million. As of the acquisition date, the purchase price, consisting of the cash paid at closing and the estimated fair value of the earn-out as of the acquisition date, was estimated at $46.2 million. The Company has allocated the purchase price of $46.2 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.4
Accounts receivable	3.0
Other current assets	0.5
Property and equipment	0.5
Intangible assets	12.3
Goodwill	31.5
Accounts payable and accrued liabilities	(4.0)

Consideration transferred	$46.2

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. Revenue and income (loss) from operations related to Prospectiv included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011 is $7.7 million and $(6.0) million, respectively. In connection with the acquisition of Prospectiv, the Company incurred $0.4 million of acquisition costs, all of which was recognized during the year ended December 31, 2011 and the acquisition costs have been included in general and administrative expense in the consolidated statement of comprehensive income.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation reduced general and administrative expense for the year ended December 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, in September 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statements of comprehensive income for the year ended December 31, 2012.

The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the impairment test, which used projected discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $39.7 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2012.

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

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million, less a working capital adjustment of $0.8 million. The Company incurred transaction costs of $2.0 million, which are included in general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2010. Connexions is engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company believes the enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients. These anticipated benefits resulted in goodwill with respect to the Connexions acquisition of $82.2 million, all of which has been allocated to the Loyalty products segment. Approximately 46%, or $38.0 million, of the goodwill is expected to be deductible for income tax purposes.

The purchase price of $134.2 million was allocated to the acquired assets and assumed liabilities as follows (in millions):

Cash	$3.8
Accounts receivable	24.5
Other current assets	1.2
Property and equipment	4.7
Intangible assets	53.0
Goodwill	82.2
Accounts payable and accrued liabilities	(34.6)
Deferred income tax	(0.4)
Other long-term liabilities	(0.2)

Consideration transferred	$134.2

The intangible assets acquired are principally affinity relationships ($46.0 million) and patents and technology ($5.0 million), which are expected to be amortized on a straight-line basis over weighted average useful lives of fourteen years and five years, respectively. Revenue and income from operations included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2010 are $21.5 million and $0.9 million, respectively.

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$940.6	$(899.0)	$41.6	$934.7	$(821.3)	$113.4
Affinity relationships	648.2	(503.6)	144.6	643.0	(457.1)	185.9
Proprietary databases and systems	61.9	(57.1)	4.8	62.6	(55.8)	6.8
Trademarks and tradenames	35.9	(14.3)	21.6	36.0	(11.8)	24.2
Patents and technology	48.3	(36.9)	11.4	49.5	(29.5)	20.0
Covenants not to compete	2.8	(1.6)	1.2	2.2	(1.3)	0.9

	$1,737.7	$(1,512.5)	$225.2	$1,728.0	$(1,376.8)	$351.2

In connection with the November 14, 2012 acquisition of Back-Up and Travel (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $10.4 million. These intangible assets consisted primarily of trademarks and tradenames valued at $5.1 million and member relationships valued at $2.7 million. In connection with the August 1, 2011 acquisition of Prospectiv (see Note 3—Acquisitions), the Company acquired intangible assets valued at approximately $12.3 million. These intangible assets consisted primarily of trademarks and tradenames valued at $6.3 million, proprietary databases and systems valued at $2.8 million and patents and technology valued at $2.5 million. In connection with the January 14, 2011 acquisition of Webloyalty (see Note 3—Acquisitions), the Company acquired intangible assets valued at approximately $116.1 million. These intangible assets consisted primarily of member relationships valued at $90.0 million and patents and technology valued at $17.0 million. In connection with the July 1, 2010 acquisition of Connexions (see Note 3—Acquisitions), the Company acquired intangible assets valued at approximately $53.0 million. These intangible assets consisted primarily of affinity relationships valued at $46.0 million and patents and technology valued at $5.0 million. In addition, the Company acquired member relationships valued at $37.1 million in connection with its January 4, 2010 acquisition of credit card registration membership contracts. During 2012 and 2011, foreign currency translation resulted in an increase of $5.0 million and a decrease of $4.0 million, respectively, in the gross carrying amount of intangible assets and an increase of $3.6 million and a decrease of $3.3 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Member relationships	$76.8	$121.5	$93.3
Affinity relationships	43.9	48.5	50.9
Proprietary databases and systems	1.2	1.0	0.6
Trademarks and tradenames	2.4	2.5	1.8
Patents and technology	7.4	12.9	2.7
Covenants not to compete	0.4	0.4	0.4

Total	$132.1	$186.8	$149.7

Based on the Company’s amortizable intangible assets as of December 31, 2012, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $71.1 million in 2013, $59.5 million in 2014, $41.0 million in 2015, $12.1 million in 2016 and $8.1 million in 2017.

At January 1, 2011, December 31, 2011 and December 31, 2012, the Company had gross goodwill of $418.2 million, $643.0 million and $654.3 million, respectively, and accumulated impairment losses of $15.5 million as of January 1, 2011 and December 31, 2011 and $47.0 million as of December 31, 2012. An impairment loss of $15.5 million, representing all of the goodwill ascribed to the Loyalty products segment in connection with the Apollo Transactions, was recognized in 2006 and an impairment loss of $31.5 million, representing all of the goodwill ascribed to the Membership products segment in connection with the Prospectiv acquisition, was recognized in 2012. The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Balance at January 1, 2011	Acquisition	Currency Translation	Balance at December 31, 2011	Acquisition	Impairment	Currency Translation	Balance at December 31, 2012
Membership products	$231.1	$182.4	$—	$413.5	$—	$(31.5)	$—	$382.0
Insurance and package products	58.3	—	—	58.3	—	—	—	58.3
Loyalty products	82.2	(0.5)	—	81.7	—	—	—	81.7
International products	31.1	45.3	(2.4)	74.0	8.5	—	2.8	85.3

Total	$402.7	$227.2	$(2.4)	$627.5	$8.5	$(31.5)	$2.8	$607.3

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership products reporting segment. Based on the interim impairment test, which used discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million, related to proprietary databases and systems ($1.0 million), trademarks and tradenames ($5.4 million) and patents and technology ($1.8 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2012.

The change in goodwill of International products in 2012 is primarily attributable to the acquisition of Back-Up and Travel (see Note 3 – Acquisitions). The change in goodwill of Membership products in 2011 is attributable to the January 14, 2011 acquisition of Webloyalty and the August 1, 2011 acquisition of Prospectiv and the change in goodwill of International products in 2011 is primarily attributable to the January 14, 2011 acquisition of Webloyalty (see Note 3—Acquisitions). The change in goodwill of Loyalty products in 2011 is attributable to a purchase price adjustment in connection with the July 1, 2010 acquisition of Connexions (see Note 3—Acquisitions).

5. CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$61.2	$(60.2)	$1.0	$58.7	$(57.3)	$1.4
List fees	45.1	(24.1)	21.0	39.6	(18.5)	21.1

	$106.3	$(84.3)	$22.0	$98.3	$(75.8)	$22.5

Amortization expense for the year ended December 31, 2012 was $6.0 million, of which $5.6 million is included in marketing expense and $0.4 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2012. Amortization expense for the year ended December 31, 2011 was $12.2 million, of which $5.1 million is included in marketing expense and $7.1 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2011. Amortization expense for the year ended December 31, 2010 was $14.4 million, of which $4.3 million is included in marketing expense and $10.1 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2010. Based on the Company’s contract rights and list fees as of December 31, 2012, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $5.8 million in 2013, $4.7 million in 2014, $3.8 million in 2015, $2.7 million in 2016 and $1.6 million in 2017.

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2012	2011
Gift card inventory	$26.8	$19.0
Prepaid membership materials	3.3	3.0
Prepaid insurance costs	4.5	5.2
Other receivables	11.4	10.8

	December 31,
	2012	2011
Prepaid merchant fees	0.7	1.1
Prepaid information technology costs	6.2	6.0
Other	32.0	23.0

Total	$84.9	$68.1

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2012	2011
Leasehold improvements	$23.5	$22.0
Capitalized software	203.3	189.9
Computer equipment ($2.4 million and $2.5 million in 2012 and 2011, respectively, under capital leases)	131.1	99.1
Furniture, fixtures and equipment	20.8	18.4
Projects in progress	20.5	32.9

	399.2	362.3
Less: Accumulated depreciation and amortization	(262.7)	(227.6)

Total	$136.5	$134.7

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $52.0 million, $44.8 million and $35.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2012	2011
Accounts payable	$103.7	$104.2
Accrued commissions	20.6	24.6
Accrued payroll and related costs	54.7	33.0
Accrued product costs	37.0	54.8
Accrued marketing costs	17.3	18.0
Accrued interest	31.1	29.1
Accrued taxes, other than income taxes	39.8	41.5
Accrued legal and professional fees and loss contingency accruals	53.4	45.6
Other	53.7	54.5

Total	$411.3	$405.3

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2012	2011
Term loan due 2016	$1,095.9	$1,107.2
Revolving credit facility expiring in 2015	—	—
7.875% senior notes due 2018, net of unamortized discount of $2.6 million and $3.1 million, respectively, with an effective interest rate of 8.00%	472.4	471.9
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.5 million and $2.0 million, respectively, with an effective interest rate of 11.75%	354.0	353.5
11.625% senior notes due 2015, net of unamortized discount of $2.6 million and $3.5 million, respectively, with an effective interest rate of 12.00%	322.4	321.5
Capital lease obligations	1.3	1.8

	December 31,
	2012	2011
Total debt	2,246.0	2,255.9
Less: current portion of long-term debt	(11.8)	(11.9)

Long-term debt	$2,234.2	$2,244.0

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with Affinion’s lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. The amended Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, Affinion, as Borrower, and Affinion Holdings, entered into an agreement with two of Affinion’s lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.00%. The effective interest rate on the term loan for the years ended December 31, 2012 and 2011 and for the period from April 9, 2010 to December 31, 2010 was 5.2%, 5.0% and 5.0% per annum, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions . The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of Affinion’s previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the year ended December 31, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with Affinion’s prior credit facility.

As of December 31, 2011 and 2012, there were no outstanding borrowings under Affinion’s revolving credit facility. During the year ended December 31, 2012, Affinion had borrowings and repayments of $82.9 million under the revolving credit facility. During the year ended December 31, 2011, Affinion had borrowings and repayments of $50.0 million under the revolving credit facility. There were no borrowings or repayments under Affinion’s revolving credit facility for the period from April 9, 2010 through December 31, 2010. As of December 31, 2012, Affinion had $157.8 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $7.2 million of letters of credit.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of 11.625% Senior Notes (“Affinion Holdings Senior Notes”) due November 2015. The Company used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan. A portion of the remaining proceeds from the offering of the Affinion Holdings Senior Notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the Affinion Holdings Senior Notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the Affinion Holdings Senior Notes, the Company completed a registered exchange offer and exchanged all of the then-

outstanding Affinion Holdings Senior Notes for a like principal amount of Affinion Holdings Senior Notes that have been registered under the Securities Act. The indenture governing the Affinion Holdings Senior Notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. In October, 2010, the Company recognized a loss in connection with the repayment of the Senior Unsecured Term Loan of $2.8 million, representing the write-off of the unamortized balances of the debt discount and deferred financing costs associated with the Senior Unsecured Term Loan.

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

On October 17, 2005, Affinion entered into a senior secured credit facility (“Initial Affinion Credit Facility”). The Initial Affinion Credit Facility was comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility included letter of credit and swingline sub-facilities. The Initial Affinion Credit Facility was secured by all of Affinion’s outstanding stock held by Affinion Holdings and by substantially all of the assets of Affinion, subject to certain exceptions. Borrowings and repayments during the period from January 1, 2010 to April 8, 2010 were $39.0 million.

On October 17, 2005, Affinion issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million and an additional $34.0 million aggregate principal amount on May 3, 2006. The Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, were treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

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

The Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio and an interest coverage ratio. During the years ended December 31, 2012, 2011 and 2010, Affinion paid cash dividends to Affinion Holdings of $37.0 million, $323.2 million and $119.8 million, respectively. Affinion was in compliance with the covenants referred to above as of December 31, 2012. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs, including $6.3 million incurred in 2012 in connection with the amendment to the Affinion Credit Facility, totaled $38.5 million and $41.3 million as of December 31, 2012 and 2011, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2016.

The aggregate maturities of debt, including capital leases, as of December 31, 2012 are as follows:

Amount
2013	$11.8
2014	11.6
2015	692.0
2016	1,062.3
2017	—
Thereafter	475.0

$2,252.7

10. DEFICIT

During the years ended December 31, 2012, 2011 and 2010, 76,422 shares of common stock, 42,846 shares of common stock and 3,024 shares of common stock, respectively, were issued upon the exercise of stock options and during the years ended December 31, 2012, 2011 and 2010, 1,900 shares of common stock, 9,680 shares of common stock and 5,937 shares of common stock, respectively, were issued in connection with vesting of restricted stock unit awards.

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

In connection with the Webloyalty acquisition, the Company issued warrants (with a face value at issuance of $1.7 million) that were exercisable into 549,470 shares of common stock of the Company. The warrants were exercisable, in whole or in part, at any time between January 14, 2011 and March 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on a current exercise price per share of $8.15, $9.73 or $11.44, depending on which warrants were exercised) to the Company. During the second quarter of 2012, the warrants issued in connection with the Webloyalty acquisition expired unexercised.

11. INCOME TAXES

The income tax expense consisted of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$0.2	$0.9	$—
State	(1.3)	—	(2.0)
Foreign	(6.8)	(3.8)	(4.0)

	(7.9)	(2.9)	(6.0)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Deferred:
Federal	(8.3)	(7.7)	(7.7)
State	(0.2)	(0.8)	0.6
Foreign	6.2	6.2	0.3

	(2.3)	(2.3)	(6.8)

Total income tax expense	$(10.2)	$(5.2)	$(12.8)

Pre-tax loss for domestic and foreign operations before non-controlling interests consisted of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Domestic	$(91.3)	$(131.2)	$(166.4)
Foreign	(37.4)	(19.6)	(10.9)

Pre-tax loss	$(128.7)	$(150.8)	$(177.3)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2012	2011
Current deferred income tax assets:
Accrued expenses and deferred revenue	$57.74	$69.0
Provision for doubtful accounts	4.0	0.7
Other	24.5	21.7

Current deferred income tax assets	85.9	91.4
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(18.1)	(18.0)
Accrued expenses	(2.0)	1.8
Prepaid expenses	(16.7)	(16.1)

Current deferred income tax liabilities	(36.8)	(32.3)
Valuation allowance	(48.4)	(58.1)

Current net deferred income tax asset	$0.7	$1.0

Non-current deferred income tax assets:
Net operating loss carryforwards	$235.2	$178.8
State net operating loss carryforwards	15.9	13.7
Depreciation and amortization	675.7	606.6
Other	6.1	5.5
Foreign tax credits	30.3	24.0

Non-current deferred income tax assets	963.2	828.6
Non-current deferred income tax liabilities:
Other	(9.3)	(9.9)
Depreciation and amortization	(462.1)	(403.0)

Non-current deferred income tax liabilities	(471.4)	(412.9)
Valuation allowance	(562.9)	(480.0)

Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the December 31, 2012 and 2011 consolidated balance sheet of $0.8 and $3.2, respectively)	$(71.1)	$(64.3)

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

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $613.0 million (which will expire in 2025 through 2032) and foreign tax credit carryovers of approximately $30.3 million (which will expire in 2015 through 2022). The Company has state net operating loss carryforwards of approximately $398.1 million (which expire, depending on the jurisdiction, between 2013 and 2032) and state tax credits of $2.1 million (which expire between 2013 and 2017). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $119.5 million (of the net operating losses that expire, expiring between 2013 and 2027). The Company has concluded that a valuation allowance relating to approximately $117.1 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of the Company’s valuation allowance against all of its deferred tax assets at December 31, 2012 and 2011 totaled $611.2 million and $538.1 million, respectively. The increase in valuation allowance of $73.1 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $490.4 million (which will expire in 2025 through 2031) and foreign tax credit carryovers of approximately $24.0 million (which will expire in 2015 through 2021). The Company has state net operating loss carryforwards of approximately $329.9 million (which expire, depending on the jurisdiction, between 2011 and 2031) and state tax credits of $2.2 million (which expire between 2012 and 2016). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $66.0 million (of the net operating losses that expire, expiring between 2012 and 2026). The Company has concluded that a valuation allowance relating to approximately $59.4 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of the Company’s valuation allowance against all of its deferred tax assets at December 31, 2011 and 2010 totaled $538.1 million and $498.2 million, respectively. The increase in valuation allowance of $39.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African, Italian and Turkish subsidiaries because they are essentially permanent in duration. As of December 31, 2012, there is a $0.7 million deficit in retained earnings of both the South African and Turkish subsidiaries and less than $0.1 million of retained earnings of the Italian subsidiary.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	0.2	6.4	1.2
Change in valuation allowance and other	(39.5)	(47.2)	(41.1)
Taxes on foreign operations at rates different than U.S. federal rates	(0.2)	2.2	(1.7)
Foreign tax credits	5.3	2.7	2.2
Non-deductible expenses	(8.7)	(2.5)	(2.8)

	(7.9)%	(3.4)%	(7.2)%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations are primarily the result of the change in loss before income taxes and non-controlling interest to $128.7 million for the year ended December 31, 2012 compared to $150.8 million and $177.3 million for the years ended December 31, 2011 and 2010, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized ($0.1) million, $(0.6) million and $0.2 million of interest in income tax expense related to uncertain tax positions arising in 2012, 2011 and 2010, respectively. The Company’s gross unrecognized tax benefits decreased by $3.3 million, $4.5 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, as a result of tax positions for the applicable year. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits – January 1	$3.8	$8.3	$9.9
Gross increase – prior period tax positions	—	—	—
Gross decrease – lapse in statute of limitations	(0.4)	(1.6)	—
Gross increase – current period tax positions	0.2	0.2	0.2
Gross decrease – current period tax positions	(3.1)	(3.1)	(1.8)

Unrecognized tax benefits – December 31	$0.5	$3.8	$8.3

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

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $20.0 million, $19.8 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010. At both December 31, 2012 and 2011, the Company has accrued $1.1 million, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2012 are as follows:

Amount
2013	$22.6
2014	20.2
2015	17.6
2016	13.8
2017	12.5
Thereafter	58.4

Future minimum lease payments	$145.1

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs are due March 11, 2013. Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the case described in the following paragraph). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases. The Company does not know when the court will rule on that motion. On February 15, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until the sooner of (1) the resolution of the motion to consolidate the case into the existing consolidated cases, or (2) April 1, 2013.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. On November 28, 2012, the Court allowed the Plaintiff to dismiss the case voluntarily.

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

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement.

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

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety, scheduling a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing, although it has not yet done so.

The Company and Trilegiant are also a party to lawsuits arising out of the inquiries made by the state attorneys general.

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. On December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The case has been dismissed and the Company and Trilegiant resolved this matter through settlement. In this regard, the Company finalized in December 2012 Assurances of Discontinuance and Voluntary Compliance with the South Carolina Attorney General’s Office regarding online marketing practices, pursuant to which the Company has paid $3.9 million in consumer education, costs and fees, including special counsel fees for the state’s outside counsel, and has agreed to make restitution payments to eligible South Carolina consumers who submit a valid claim form. The Company believes that the amount it has accrued for such restitution payments is adequate and that the amounts actually paid will not be material.

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

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was fully paid in the second quarter of 2011.

From time to time Affinion International receives inquiries from the Financial Services Authority in the United Kingdom (the “FSA”) regarding its products. The Company is in active discussions with the FSA to resolve a matter related to its historic sales practices pertaining to a benefit in one of its products. Resolution of this inquiry may include changes to its business practices in a limited business line, monetary fines and/or restitution to consumers.

The Company believes that the amount accrued for the above litigation and contingencies matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on its consolidated financial statements, taken as a whole, based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material effect on the Company’s consolidated financial statements, taken as a whole.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2012 totaled approximately $8.9 million for 2013, $7.2 million for 2014, $6.8 million for 2015 and $6.5 million for 2016.

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the year ended December 31, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. During 2011, the Company recognized a charge of $6.2 million, primarily related to the closure of several facilities previously utilized by Webloyalty and an adjustment of the liability associated with the Company’s prior headquarters facility. During 2012, the Company recorded a reduction of the charge previously recorded in connection with the closure of facilities previously utilized by Webloyalty of $0.9 million. At

December 31, 2012 and 2011, $4.4 million and $9.8 million, respectively, related to these facility exit costs is included in other long-term liabilities on the consolidated balance sheet.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2012 the Company provided guarantees for surety bonds totaling approximately $11.8 million and issued letters of credit and performance bonds totaling $14.3 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of December 31, 2012, there were 4.9 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. During the year ended December 31, 2012, 0.1 million options to acquire shares of Affinion Holdings’ common stock were exercised at an exercise price of $0.98. As of December 31, 2012, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2012, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of December 31, 2012 and expire between May 2015 and September 2018.

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

Stock Options

During 2012, 2011 and 2010, 0.5 million, 2.8 million and 0.1 million stock options, respectively, were granted to employees pursuant to the 2007 Plan. The stock options granted in 2012, 2011 and 2010 had exercise prices of $8.16, $9.16 and $12.63 respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

There were no options granted to members of the Board of Directors during the year ended December 31, 2012. During 2011 and 2010, Affinion Holdings granted 0.1 million stock options and less than 0.1 million stock options, respectively, to members of the Board of Directors with exercise prices of $9.16 and $12.63, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10-year option term.

The fair value of each option award issued pursuant to the 2007 Plan during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2012 Grants	2011 Grants	2010 Grants
Expected volatility	50%	44%	66%
Expected life (in years)	5.89-6.25	4.92-6.08	6.25
Risk-free interest rate	1.15%	2.03-2.37%	2.79%
Expected dividends	—	—	—

A summary of option activity for the 2005 Plan and 2007 Plan for the years ended December 31, 2012, 2011 and 2010 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees - Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2010	1,808	900	900	426	1,621
Granted	—	—	—	15	100
Exercised	(3)	—	—	—	—
Forfeited or expired	(154)	(93)	(93)	—	(209)

Outstanding options at December 31, 2010	1,651	807	807	441	1,512
Granted	—	—	—	52	2,774
Exercised	(6)	—	—	—	—
Forfeited or expired	(87)	(40)	(40)	(70)	(436)

Outstanding options at December 31, 2011	1,558	767	767	423	3,850
Granted	—	—	—	—	495
Exercised	—	—	—	—	—
Forfeited or expired	(168)	(86)	(86)	—	(783)

Outstanding options at December 31, 2012	1,390	681	681	423	3,562

Vested or expected to vest at December 31, 2012	1,390	681	681	423	3,562

Exercisable options at December 31, 2012	1,390	—	—	423	1,437

Weighted average remaining contractual term (in years)	3.0	3.0	3.0	4.8	7.8
Weighted average grant date fair value per option – 2010	$—	$—	$—	$7.94	$7.94
Weighted average grant date fair value per option – 2011	—	—	—	$3.71	$4.11
Weighted average grant date fair value per option – 2012	—	—	—	—	$3.97

The weighted average exercise prices of outstanding options at December 31, 2012, 2011 and 2010 were $6.26, $6.54 and $5.67, respectively. The weighted average exercise prices of options granted and forfeited during 2012 were $8.16 and $7.09, respectively. The weighted average exercise prices of options granted, exercised and forfeited during 2011 were $9.16, $1.43 and $11.44, respectively. Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2012, 2011 and 2010 totaled $5.1 million, $5.6 million and $4.2 million, respectively. As of December 31, 2012, there was $7.3 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

In addition, during the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million, respectively, relating to stock options granted under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of Affinion Holdings in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of December 31, 2012, there were no stock options outstanding under the webloyalty.com ISO Plan or the webloyalty.com NQ Plan. As of December 31, 2012, there were 0.6 million options outstanding under the Webloyalty 2005 Plan, all of which were fully vested, with exercise prices ranging from $3.33 to $12.95 per share and a weighted average remaining contractual life of 3.9 years.

Restricted Stock

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	42	$9.52
Granted	—	—
Vested	(42)	9.52
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2010, 2011 and 2012	—	$—

Weighted average remaining contractual term (in years)	—

Based on the estimated fair values of restricted stock granted, stock compensation expense for the year ended December 31, 2010 totaled $0.1 million. There was no stock compensation expense recognized for the years ended December 31, 2012 and 2011 related to restricted stock grants. As of December 31, 2012, there was no unrecognized compensation cost related to restricted stock granted.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “2010 RAP”), which provided for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs initially awarded under the 2010 RAP had an aggregate cash election dollar value of approximately $9.9 million and were subject to time-based vesting conditions that ran through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant was equal to the quotient of (i) the aggregate cash election dollar value of RSUs awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants could settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. During 2010 and 2011, the Board issued additional grants totaling 159,000 RSUs to key employees under substantially the same terms. Due to the ability of the participants to settle their awards in cash, the Company accounted for these RSUs as a liability award.

On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the year ended December 31, 2012, the Company granted approximately 1.4 million RSUs to key employees. The RSUs awarded under the 2012 RAP have an aggregate cash election dollar value of approximately $11.3 million and are subject to time-based vesting conditions that run through December 31, 2014. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the Dollar Award Value, divided by (ii) $8.16, the value per share of Affinion Holdings’ common stock as of the grant date. Upon vesting of the RSUs, participants are able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the years ended December 31, 2012, 2011 and 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested units at January 1, 2010	—
Granted	1,051	$12.63
Vested	(225)	12.63
Forfeited	(89)	12.63

Outstanding restricted unvested units at December 31, 2010	737	12.63
Granted	50	9.16
Vested	(430)	12.63
Forfeited	(65)	12.63

Outstanding restricted unvested units at December 31, 2011	292	12.04
Granted	1,387	8.16
Vested	(199)	12.20
Forfeited	(147)	9.80

Outstanding restricted unvested units at December 31, 2012	1,333	$8.18

Weighted average remaining contractual term (in years)	0.8

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $6.1 million, $5.3 million and $4.6 million, respectively. As of December 31, 2012, there was $7.3 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.6 years.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $6.5 million, $6.4 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and were generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $2.3 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of comprehensive income. There were no expenses incurred with a related party during the year ended December 31, 2012. In addition, as a result of the failure by certain current and former Cendant subsidiaries to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant subsidiaries, the Company recognized revenue of $5.4 million for the year ended December 31, 2010, which is included in net revenues in the accompanying consolidated statements of comprehensive income. There were no revenues recognized from a related party during the years ended December 31, 2012 and 2011.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expired on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. A termination notice was received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The amount included in net revenues in the consolidated statements of comprehensive income for such services attributable to agreements with Realogy and Wyndham was $2.1 million and $4.7 million for the years ended December 31, 2011 and 2010, respectively. There was no revenue recognized from a related party during the year ended December 31, 2012. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for each of the years ended December 31, 2011 and 2010 and is included in net revenues in the consolidated statements of comprehensive income. There was no revenue recognized from a related party during the year ended December 31, 2012. The expense incurred for such services was $1.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively, and is included in operating costs in the consolidated statement of comprehensive income. There was no expense recognized from a related party during the year ended December 31, 2012.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of comprehensive income for such services was $0.8 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. There were no revenues recognized from a related party during the year ended December 31, 2012.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, Affinion and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January, 2011 in respect of calendar year 2011. The amount expensed related to this consulting agreement was $2.6 million, $2.6 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services and litigation settlement administration services to the Company. The fee incurred for these services for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.1 million and $1.1 million, respectively, and is included in operating expenses in the consolidated statements of comprehensive income.

During the years ended December 31, 2012, 2011 and 2010, the Company purchased $4.1 million, $5.2 million and $2.6 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 2.7%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provided support services to Alclear and recognized revenue of $1.1 million, $1.1 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In connection with the redemption of approximately 29,893 shares of preferred stock outstanding, the Company recognized a loss of $6.5 million during the year ended December 31, 2011. The loss represents the difference between the Company’s carrying amount for the preferred stock and the redemption price.

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

Each of the interest rate swaps was recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense of $1.2 million, $2.5 million and $20.1 million, respectively, related to the interest rate swaps.

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

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At December 31, 2012
Fixed rate debt	$0.5	$0.4	$680.8	$0.1	$—	$475.0	$1,156.8	$857.5
Average interest rate	10.04%	10.04%	10.04%	7.88%	7.88%	7.88%
Variable rate debt	$11.3	$11.2	$11.2	$1,062.2	$—	$—	$1,095.9	$1,005.5
Average interest rate (a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at December 31, 2012.

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

In September 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 6.0 million and receive $9.7 million thirty days after the contract date. In October 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

In October 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 8.9 million and receive $11.4 million thirty days after the contract date. In November 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

In November 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 10.0 million and receive $13.0 million thirty days after the contract date. In December 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract.

During the year ended December 31, 2012, the Company recognized a realized loss of $1.9 million and for the years ended December 31, 2011 and 2010, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.1 million, respectively. The Company had a de minimis unrealized gain as of December 31, 2012.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2012 and 2011, approximately $55.7 million and $62.8 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2012 and 2011 due to the short-term maturities of these assets and liabilities.

b.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2012 and 2011 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.	Interest Rate Swaps—At December 31, 2011, the Company’s estimated fair value of its interest rate swaps, which is included in accounts payable and accrued expenses on the December 31, 2011 consolidated balance sheet, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The Company is not party to any interest rate swaps as of December 31, 2012.

d.	Foreign Currency Forward Contracts—At December 31, 2012 and 2011, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2012, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at December 31, 2012
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses Year Ended December 31, 2012
	(in millions)
Goodwill	—	—	—	—	$(31.5)
Intangible assets	$2.1	—	—	$2.1	(8.2)
Equity investment	0.7	—	—	0.7	(1.0)

The fair values of certain financial instruments measured at fair value on a recurring basis as of December 31, 2011 are shown in the table below:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps (included in accounts payable and accrued expenses)	$(10.4)	$—	$(10.4)	$—

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

Net Revenues

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Affinion North America
Membership products	$706.1	$772.3	$689.9
Insurance and package products	332.0	337.7	345.6
Loyalty products	155.6	140.4	102.5
Eliminations	(2.3)	(3.5)	(3.4)

Total North America	1,191.4	1,246.9	1,134.6
Affinion International
International products	303.2	288.3	241.7

Total Net Revenues	$1,494.6	$1,535.2	$1,376.3

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Affinion North America
Membership products	$125.2	$127.8	$109.6
Insurance and package products	103.9	96.7	94.1
Loyalty products	54.6	49.3	32.0

Total North America	283.7	273.8	235.7
Affinion International
International products	19.6	38.6	29.8

Total products	303.3	312.4	265.5
Corporate	(18.1)	(30.5)	(14.2)
Impairment of goodwill and other long-lived assets	(39.7)	—	—

Total Segment EBITDA	$245.5	$281.9	$251.3

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Segment EBITDA	$245.5	$281.9	$251.3
Depreciation and amortization	(184.5)	(238.7)	(195.2)

Income from operations	$61.0	$43.2	$56.1

Depreciation and Amortization

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Membership products	$80.7	$124.4	$87.2
Insurance and package products	51.2	60.2	64.8
Loyalty products	14.3	14.0	11.4
International products	38.3	40.1	31.8

Total Depreciation and Amortization	$184.5	$238.7	$195.2

Segment Assets

	December 31, 2012	December 31, 2011
Membership products	$603.8	$716.7
Insurance and package products	269.3	320.1
Loyalty products	220.7	224.3
International products	307.1	271.7

Total products	1,400.9	1,532.8
Corporate	95.7	143.9

Total Assets	$1,496.6	$1,676.7

Capital Expenditures

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Membership products	$23.2	$25.7	$16.2
Insurance and package products	0.2	5.3	3.3
Loyalty products	2.9	9.1	5.2
International products	26.1	15.0	10.4

	52.4	55.1	35.1
Corporate	(0.7)	1.8	4.8

Total Capital Expenditures	$51.7	$56.9	$39.9

Total Revenues

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S.	$1,191.4	$1,246.9	$1,134.6
U.K.	117.1	145.0	121.5
Other	186.1	143.3	120.2

Total Revenues	$1,494.6	$1,535.2	$1,376.3

Total Assets

	December 31, 2012	December 31, 2011
U.S.	$1,189.5	$1,405.0
U.K.	131.6	126.0
Other	175.5	145.7

Total Assets	$1,496.6	$1,676.7

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net revenues	$381.8	$377.6	$370.6	$364.6

Marketing and commissions	$154.8	$150.8	$142.5	$152.0

Operating costs	$118.1	$115.3	$110.8	$115.3

General and administrative	$22.1	$44.1	$33.3	$51.2

Impairment of goodwill and other long-lived assets	$—	$39.7	$—	$—

Facility exit costs	$—	$—	$(0.9)	$—

Depreciation and amortization	$50.1	$49.0	$48.5	$36.9

Net loss	$(13.2)	$(72.8)	$(12.2)	$(40.7)

2011
Net revenues	$366.9	$387.1	$394.7	$386.5

Marketing and commissions	$143.9	$159.9	$168.7	$165.2

Operating costs	$108.0	$109.2	$116.0	$108.3

General and administrative	$52.9	$44.7	$39.7	$30.6

Facility exit costs	$—	$1.3	$2.9	$2.0

Depreciation and amortization	$49.9	$73.0	$60.4	$55.4

Net loss	$(44.8)	$(49.5)	$(43.1)	$(18.6)

20. SUBSEQUENT EVENT

In its ongoing efforts to ensure that the Company’s people, process and technology are appropriately aligned with the opportunities that exist and as a result of the recent slow down in opportunities for membership and package programs with large financial institutions, the Company is in the process of implementing a reduction in force which will result in a restructuring charge of approximately $4.0 million to $4.5 million during the three months ending March 31, 2013.