Form 10-Q
period 2014-03-31
Affinion Group Holdings, Inc.
filed 2014-04-24
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 23, 2014 was 84,913,613.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(In millions, except share amounts)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$28.4	$20.1
Restricted cash	38.6	36.6
Receivables (net of allowances for doubtful accounts of $8.9 and $11.8, respectively)	136.6	132.5
Profit-sharing receivables from insurance carriers	68.0	64.7
Prepaid commissions	39.5	37.5
Income taxes receivable	1.0	2.6
Other current assets	80.9	87.4
Total current assets	393.0	381.4
Property and equipment, net	143.6	140.4
Contract rights and list fees, net	18.7	19.1
Goodwill	606.6	606.3
Other intangibles, net	138.4	153.8
Other non-current assets	62.9	67.2
Total assets	$1,363.2	$1,368.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.6	$11.7
Accounts payable and accrued expenses	427.2	398.4
Deferred revenue	104.3	105.4
Income taxes payable	4.9	4.3
Total current liabilities	548.0	519.8
Long-term debt	2,256.9	2,246.5
Deferred income taxes	78.1	74.5
Deferred revenue	9.9	10.4
Other long-term liabilities	35.2	36.8
Total liabilities	2,928.1	2,888.0
Commitments and contingencies
Deficit:
Common stock, $0.01 par value, 540,000,000 shares authorized, 85,129,859 shares issued and 84,913,613 shares outstanding	0.9	0.9
Additional paid in capital	140.6	136.6
Warrants	25.8	25.8
Accumulated deficit	(1,737.7)	(1,688.8)
Accumulated other comprehensive income	5.4	5.7
Treasury stock, at cost, 216,246 shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,566.1)	(1,520.9)
Non-controlling interest in subsidiary	1.2	1.1
Total deficit	(1,564.9)	(1,519.8)
Total liabilities and deficit	$1,363.2	$1,368.2

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013

Net revenues	$321.4	$347.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	125.4	117.7
Operating costs	108.0	116.2
General and administrative	50.2	42.2
Facility exit costs	(0.1)	-
Depreciation and amortization	25.0	29.6
Total expenses	308.5	305.7
Income from operations	12.9	41.7
Interest income	0.1	0.1
Interest expense	(57.6)	(51.4)
Other income (expense), net	-	0.1
Loss before income taxes and non-controlling interest	(44.6)	(9.5)
Income tax expense	(4.2)	(5.1)
Net loss	(48.8)	(14.6)
Less: net loss (income) attributable to non-controlling interest	(0.1)	0.1
Net loss attributable to Affinion Group Holdings, Inc.	$(48.9)	$(14.5)

Net loss	$(48.8)	$(14.6)
Currency translation adjustment, net of tax	(0.3)	(1.7)
Comprehensive loss	(49.1)	(16.3)
Less: comprehensive loss (income) attributable to non-controlling interest	(0.1)	0.2
Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(49.2)	$(16.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND YEAR ENDED DECEMBER 31, 2013

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	$137.5	$25.8	$(1,688.8)	$5.7	$(1.1)	$1.1	$(1,519.8)
Net income (loss)			(48.9)			0.1	(48.8)
Currency translation adjustment, net of tax				(0.3)			(0.3)
Share-based compensation	4.0						4.0
Balance, March 31, 2014	$141.5	$25.8	$(1,737.7)	$5.4	$(1.1)	$1.2	$(1,564.9)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	$133.8	$-	$(1,553.3)	$6.5	$(1.1)	$1.6	$(1,412.5)
Net income (loss)			(135.5)			0.4	(135.1)
Currency translation adjustment, net of tax				(0.8)		(0.3)	(1.1)
Dividend paid to non-controlling interest						(0.6)	(0.6)
Share-based compensation	3.7						3.7
Issuance of warrants		25.8					25.8
Balance, December 31, 2013	$137.5	$25.8	$(1,688.8)	$5.7	$(1.1)	$1.1	$(1,519.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
Operating Activities
Net loss	$(48.8)	$(14.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.0	29.6
Amortization of debt discount and financing costs	3.8	3.1
Share-based compensation	5.0	2.5
Deferred income taxes	3.0	3.3
Net change in assets and liabilities:
Restricted cash	(1.9)	(0.3)
Receivables	(3.9)	(9.9)
Receivables from related parties	-	-
Profit-sharing receivables from insurance carriers	(3.3)	(8.0)
Prepaid commissions	(1.9)	4.6
Other current assets	6.5	1.2
Contract rights and list fees	0.3	0.4
Other non-current assets	2.4	0.1
Accounts payable and accrued expenses	30.9	31.4
Payables to related parties	(0.1)	(0.1)
Deferred revenue	(1.6)	(3.0)
Income taxes receivable and payable	2.2	1.4
Other long-term liabilities	(1.6)	(0.7)
Other, net	(0.1)	3.6
Net cash provided by operating activities	15.9	44.6
Investing Activities
Capital expenditures	(14.1)	(8.8)
Restricted cash	-	(0.1)
Acquisition-related payments, net of cash acquired	-	(0.9)
Net cash used in investing activities	(14.1)	(9.8)
Financing Activities
Borrowings under revolving credit facility, net	12.0	-
Financing costs	(2.7)	-
Principal payments on borrowings	(2.9)	(3.0)
Net cash provided by (used in) financing activities	6.4	(3.0)
Effect of changes in exchange rates on cash and cash equivalents	0.1	(1.2)
Net increase in cash and cash equivalents	8.3	30.6
Cash and cash equivalents, beginning of period	20.1	51.9
Cash and cash equivalents, end of period	$28.4	$82.5
Supplemental Disclosure of Cash Flow Information:
Interest payments	$28.8	$17.4
Income tax payments, net of refunds	$(1.0)	$0.4
Non-cash investing and financing activities:
Accrued capital expenditures	$0.9	$0.2

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (the “Form 10-K”).

Business Description—The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. Generally, the Company partners with these leading companies in two ways: 1) by developing and marketing programs that are natural extensions of the brand images of the Company’s partner companies and provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners or clients. The Company refers to the consumers to whom it provides services directly under a contractual relationship as subscribers or members. The Company refers to those consumers that it services on behalf of a third party, such as one of its marketing partners, and with whom it has a contractual relationship as end-customers.

The Company utilizes its expertise in a variety of direct engagement media to market valuable products and services to the customers of its marketing partners on a highly targeted campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with the Company’s marketing partners, as the Company believes this optimizes response, thereby improving the efficiency of the Company’s marketing investment. Accordingly, the Company maintains significant capabilities to market through direct mail, point-of-sale, direct response television, the internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

The Company designs customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that it believes are likely to interest and engage consumers based on their needs and interests. For example, the Company provides discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), roadside assistance, various checking account and credit card enhancement services, loyalty program design and management, disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

Affinion North America. Affinion North America comprises the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

—

Membership Products. The Company designs, implements and markets subscription programs that provide its members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

—

Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

—

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company provides its clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages turnkey travel services that are sold on a private label basis to provide its clients’ customers with direct access to the Company’s proprietary travel platform. A marketing partner typically engages the Company on a fee-for-services contractual basis, where the Company generates revenue in connection with the volume of redemption transactions.

Affinion International. Affinion International comprises the Company’s Membership and Package customer engagement businesses outside North America and a discrete loyalty program benefit provider. The Company has not offered AD&D or related insurance programs outside North America since 2000. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

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

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted-average useful lives of ten years, and member relationships ($3.7 million), which are being amortized on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment.  In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million was recognized during the three months ended March 31, 2013 and included in general and administrative expense in the consolidated statement of comprehensive income.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$943.3	$(924.7)	$18.6
Affinity relationships	647.9	(554.2)	93.7
Proprietary databases and systems	60.1	(57.3)	2.8
Trademarks and tradenames	34.2	(17.1)	17.1
Patents and technology	47.9	(42.4)	5.5
Covenants not to compete	2.7	(2.0)	0.7
	$1,736.1	$(1,597.7)	$138.4

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$943.2	$(920.9)	$22.3
Affinity relationships	647.7	(544.1)	103.6
Proprietary databases and systems	60.1	(57.2)	2.9
Trademarks and tradenames	34.3	(16.5)	17.8
Patents and technology	47.9	(41.5)	6.4
Covenants not to compete	2.7	(1.9)	0.8
	$1,735.9	$(1,582.1)	$153.8

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $0.2 million and $0.3 million, respectively, from December 31, 2013 to March 31, 2014.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Member relationships	$3.7	$6.0
Affinity relationships	9.9	10.4
Proprietary databases and systems	0.1	0.3
Trademarks and tradenames	0.7	0.7
Patents and technology	0.8	1.7
Covenants not to compete	0.1	0.1
	$15.3	$19.2

Based on the Company’s amortizable intangible assets as of March 31, 2014, the Company expects the related amortization expense for fiscal year 2014 and the four succeeding fiscal years to be approximately $59.4 million in 2014, $40.9 million in 2015, $11.9 million in 2016, $7.7 million in 2017 and $7.1 million in 2018.

At January 1, 2014 and March 31, 2014, the Company had gross goodwill of $653.3 million and $653.6 million, respectively, and accumulated impairment losses of $47.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2013 and the three months ended March 31, 2014 are as follows:

	Balance at January 1, 2013	Acquisition	Currency Translation	Balance at December 31, 2013	Currency Translation	Balance at March 31, 2014
	(in millions)
Membership products	$382.0	$—	$—	$382.0	$--	$382.0
Insurance and package products	58.3	—	—	58.3	--	58.3
Loyalty products	81.7	—	—	81.7	--	81.7
International products	85.3	(1.7)	0.7	84.3	0.3	84.6
Total	$607.3	$(1.7)	$0.7	$606.3	$0.3	$606.6

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$62.9	$(62.3)	$0.6	$62.4	$(61.7)	$0.7
List fees	49.4	(31.3)	18.1	48.3	(29.9)	18.4
	$112.3	$(93.6)	$18.7	$110.7	$(91.6)	$19.1

Amortization expense for the three months ended March 31, 2014 was $1.5 million, of which $1.4 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the three months ended March 31, 2013 was $1.5 million, of which $1.4 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2014, the Company expects the related amortization expense for fiscal year 2014 and the four succeeding fiscal years to be approximately $5.3 million in 2014, $4.5 million in 2015, $3.3 million in 2016, $2.1 million in 2017 and $1.7 million in 2018.

5. LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2014	December 31, 2013
	(in millions)
Term loan due 2016	$1,081.9	$1,084.7
Revolving credit facility expiring in 2015	58.0	46.0
7.875% senior notes due 2018, net of unamortized discount of $2.1 million and $2.2 million, respectively, with an effective interest rate of 8.31%	472.9	472.8
13.50% senior subordinated notes due 2018, net of unamortized discount of $7.7 million and $8.1 million, respectively, with an effective interest rate of 14.31%	352.3	351.9
11 1/2% senior subordinated notes due 2015, with an effective interest rate of 12.25%	2.6	2.6
13.75%/14.50% senior PIK toggle notes due 2018, net of unamortized discount of $24.8 million and $25.6 million, respectively, with an effective interest rate of 17.69%	268.0	267.2
11.625% senior notes due 2015, with an effective interest rate of 11.63%	32.2	32.2
Capital lease obligations	0.6	0.8
Total debt	2,268.5	2,258.2
Less: current portion of long-term debt	(11.6)	(11.7)
Long-term debt	$2,256.9	$2,246.5

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 11 ½% senior subordinated notes due 2015 (Affinion’s “2006 senior subordinated notes”) and Affinion Holdings’ 11.625% senior notes due 2015 (Affinion Holdings’ “2010 senior notes”) Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Credit Agreement; (iv) provided additional flexibility for Affinion to make dividends to the Company to be used to make certain payments with respect to the Company’s indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.  The amended Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, Affinion, as Borrower, and Affinion Holdings, entered into an agreement with two of Affinion’s lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, Affinion obtained incremental term loans in an aggregate principal amount of $250.0 million under its amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The weighted average interest rate on the term loan for the three months ended March 31, 2014 and 2013 was 6.8% and 6.5% per annum, respectively. The weighted average interest rate on revolving credit facility borrowings for the three months ended March 31, 2014 and 2013 was 7.1% and 7.3%, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of March 31, 2014 and December 31, 2013, outstanding borrowings under the revolving credit facility were $58.0 million and $46.0 million, respectively. During the three months ended March 31, 2014, Affinion had borrowings and repayments of $42.0 million and $30.0 million, respectively, under the revolving credit facility. During the three months ended March 31, 2013, Affinion had borrowings and repayments of $30.0 million under the revolving credit facility. As of March 31, 2014, Affinion had $92.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $14.9 million of letters of credit.

In December 2013, the Company and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of the Company’s 7.875% senior notes due 2018 (“2010 senior notes”) were exchanged by the holders thereof for $292.8 million principal amount of new 13.75%/14.50% senior secured PIK/toggle notes due 2018 (the Affinion Holdings “2013 senior notes”), 13.5 million Series A warrants and 70.2 million Series B warrants (ii) $352.9 million principal amount of Affinion’s 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of new 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) issued by its wholly-owned subsidiary, Affinion Investments, LLC (“Affinion Investments”), Affinion issued $360.0 million principal amount of new 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”) to Affinion Investments in exchange for all of Affinion’s 2006 senior subordinated notes received by Affinion Investments in the exchange offer, (iii) the Company entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing the Company’s 2010 senior notes and (iv) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing its 2006 senior subordinated notes.

On December 12, 2013, the Company completed a private offer to exchange Affinion Holdings’ 2010 senior notes for Affinion Holdings’ 2013 senior notes, pursuant to which $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were issued in exchange for $292.8 million aggregate principal amount of its 2010 senior notes. Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of the Company’s Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of the Company’s Class B common stock. For each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of the Company’s Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of the Company’s Class B common stock. Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At the Company’s option, it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the outstanding principal amount of Affinion Holdings’ 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Credit Agreement) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Credit Agreement ) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Credit Agreement and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the Note Agreement) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on Affinion Holdings’ 2013  senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. For the first interest period ending September 15, 2014, Affinion Holdings will pay interest by increasing the principal amount of Affinion Holdings’ 2013 senior notes. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. The Company may redeem some or all of Affinion Holdings’ 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing Affinion Holdings’ 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of Affinion Holdings’ outstanding 2013 senior notes are redeemable at the option of the Company, with the net proceeds raised by the Company in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016,  Affinion Holdings’ 2013  senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of Affinion Holdings’ 2013 senior notes redeemed plus a “make-whole” premium. The indenture governing Affinion Holdings’ 2013 senior notes contains negative covenants which restrict the ability of the Company and any restricted subsidiaries of the Company to engage in certain transactions and also contains customary events of default. Affinion Holdings’ 2013 senior notes are senior secured obligations of the Company and rank pari passu in right of payment to all existing and future senior indebtedness of the Company, junior in right of payment to all secured indebtedness of the Company secured by liens having priority to the liens securing Affinion Holdings’ 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of the Company to the extent of the security of the collateral securing Affinion Holdings’ 2013 senior notes and all future subordinated indebtedness of the Company. The Series A warrants are exercisable at any time at the option of the holders at an exercise price of $0.01 per share of Class B common stock and will expire on the tenth anniversary of their issuance date. The Series B warrants will not become exercisable until and unless on the fourth anniversary of the exchange closing date, 5% or more in aggregate principal amount of the Affinion Holdings’ 2013 senior notes are then outstanding and unpaid whereupon, if it should occur, the Series B warrants will become exercisable until the tenth anniversary of the exchange closing date at an exercise price of $0.01 per share of Class B common stock.

In connection with the exchange, the Company recognized a loss of $4.6 million, representing the write-off of unamortized debt issuance costs and discounts of $2.8 million and $1.8 million, respectively. In connection with the exchange offer and consent solicitation relating to Affinion Holdings’ 2010 senior notes and the issuance of Affinion Holdings’ 2013 senior notes, the Company incurred financing costs of $4.7 million, which are included in other non-current assets on the accompanying unaudited condensed consolidated balance sheet and are being amortized over the term of Affinion Holdings’ 2013 senior notes.

On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for the Investments senior subordinated notes issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received (i) $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of the Company’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility.

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes will mature on August 15, 2018. Affinion’s 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under its 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of  Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to Affinion’s 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred $5.9 million of financing costs, which have been included in general and administrative expenses during the fourth quarter of 2013.

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of its 2010 senior notes. The Company used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay a then-outstanding senior unsecured term loan. A portion of the remaining proceeds from the offering of its 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The fees and expenses were capitalized and were being amortized over the term of the Affinion Holdings 2010 senior notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the Affinion Holdings 2010 senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding Affinion Holdings 2010 senior notes for a like principal amount of Affinion Holdings 2010 senior notes that have been registered under the Securities Act. The indenture governing the Affinion Holdings 2010 senior notes contained restrictive covenants related primarily to the Company’s and Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. In December 2013, the Company exchanged $292.8 million face amount Affinion Holdings 2010 senior notes for $292.8 million face amount Affinion Holdings 2013 senior notes.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of its 2010 senior notes. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under its 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion’s 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of its then-outstanding 2010 senior notes for a like principal amount of its 2010 senior notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of its 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. Affinion’s 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. Affinion’s 2006 senior subordinated notes mature on October 15, 2015. Affinion may redeem some or all of its 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing Affinion’s 2006 senior subordinated notes. Affinion’s 2006 senior subordinated notes are unsecured obligations of Affinion and rank junior in right of payment with Affinion’s existing and future senior obligations and senior to Affinion’s future subordinated indebtedness. Affinion’s 2006 senior subordinated notes are guaranteed by the same subsidiaries of Affinion that guarantee the Affinion Credit Facility and Affinion’s 2010 senior notes. On December 12, 2013, $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes.

On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of its then-outstanding 2006 senior subordinated notes into a like principal amount of its 2006 senior subordinated notes that have been registered under the Securities Act of 1933, as amended.

The amended Affinion Credit Facility, Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes all contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, Affinion generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio and an interest coverage ratio. During the three months ended March 31, 2014 and 2013, Affinion did not pay any cash dividends to Affinion Holdings. Affinion was in compliance with the covenants referred to above as of March 31, 2014. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

6. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2014 and 2013, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2014 and 2013, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2014 and 2013 were (9.4)% and (54.1)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2014 and 2013 is primarily from the mix of earnings from various jurisdictions that results in an increase in loss before income taxes and non-controlling interest from $9.5 million for the three months ended March 31, 2013 to  $44.6 million for the three months ended March 31, 2014 and a decrease in the income tax provision from $5.1 million for the three months ended March 31, 2013 to $4.2 million for the three months ended March 31, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions arising in each of the three  month periods ended March 31, 2014 and 2013. The interest has been included in income tax expense for the applicable period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2014 decreased by $3.8 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2013, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act (“ECPA”), the Connecticut Unfair Trade Practices Act (“CUTPA”), the Racketeer Influenced Corrupt Organizations Act (“RICO”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013. On September 25, 2013, the court held oral argument on the motions to dismiss. On March 28, 2014, the court ruled on the motions to dismiss, granting them in part and denying them in part. The court dismissed the Plaintiffs’ RICO claims and claims under the California Automatic Renewal Statute as to all defendants. The court also dismissed certain named Plaintiffs as their claims were barred either by the statute of limitations and/or a prior settlement agreement. Certain Defendants were also dismissed from the case. The court also struck certain allegations from the consolidated amended complaint, including certain of Plaintiffs’ class action allegations under CUTPA. As to the Company and Trilegiant, the court denied the motion to dismiss certain Plaintiffs’ claims under ECPA and for unjust enrichment, as well as certain other claims of Plaintiffs under CUPTA.

Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the class action complaint previously filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A., in the United States District Court for the Eastern District of New York on November 10, 2010). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases.  On June 13, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until 21 days after the court ruled on the motion to consolidate. On March 28, 2014, the court entered an order granting the motion to consolidate.

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

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. The court has not yet scheduled a hearing or ruled on Webloyalty’s second motion to dismiss, but the Court has scheduled an April 22, 2014 hearing to consider plaintiff’s motion to strike certain exhibits that were filed with Webloyalty’s motion to dismiss.

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

On February 7, 2014 a class action lawsuit was filed against Affinion Group d/b/a Affinion Benefits Group LLC and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. The Company does not know when the court will rule on that motion.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with consumer protection statutes. On October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Under the settlement, the Company admitted no wrong-doing with respect to such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 47 states and the District of Columbia participating in the settlement agreement and reimburse the participating states and the District of Columbia for their investigatory costs in an amount of $13.5 million. The settlement, which was paid in October 2013, does not include any fine or penalty payments.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. The Company continues active discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”) and certain marketing partners to resolve a matter related to its historic sales practices pertaining to a benefit in one of its products. Resolution of this inquiry may include changes to its business practices in a limited business line, monetary fines and/or restitution to consumers.

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

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) notified us that they have commenced an arbitration proceeding against us pursuant to the terms of our marketing agreements with them. The arbitration claim asserts various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses, costs, and liabilities that Bank of America and FIA Card Services incurred relating to our identity theft protection products that were the subject of consent orders entered into by Bank of America and FIA Card Services with the Office of the Comptroller of the Currency on April 7, 2014 and with the Consumer Financial Protection Bureau om April 9, 2014, which losses include customer refunds and reasonable attorneys’ fees and expenses. We have not yet responded to the arbitration claim and intend to vigorously defend ourselves in the arbitration proceeding and assert claims against Bank of America and FIA Card Services for their breaches under our marketing agreements with them. However, litigation is inherently unpredictable and, although the Company intends to vigorously defend itself in this matter, unfavorable resolution could occur, which could have a material effect on the Company’s consolidated financial statements, taken as a whole.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2014, the Company provided guarantees for surety bonds totaling approximately $10.6 million and issued letters of credit totaling $16.2 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2014, there were 6.6 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of March 31, 2014, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At March 31, 2014, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of March 31, 2014 and expire between March 2016 and April 2024.

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

Stock Options

During the three months ended March 31, 2014 and 2013, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Initial option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

On March 28, 2014, the Company modified approximately 1.9 million of the outstanding options under the 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

During the three months ended March 31, 2014 and 2013, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Initial option term	10 years

On March 28, 2014, the Company modified approximately 2.4 million of the outstanding options under the 2007 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

During the three months ended March 31, 2014 and 2013, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

2013 Grants
Expected volatility	50%
Expected life (in years)	6.25
Risk-free interest rate	1.15%
Expected dividends	—

A summary of option activity for the three months ended March 31, 2014 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2014	1,346	662	662	352	3,294
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or expired	(15)	(2)	(2)	--	(106)
Outstanding options at March 31, 2014	1,331	660	660	352	3,188
Vested or expected to vest at March 31, 2014	1,331	660	660	352	3,188
Exercisable options at March 31, 2014	1,331	574	574	352	2,265
Weighted average remaining contractual term (in years)	7.7	7.8	7.8	6.8	9.1
Weighted average grant date fair value per option granted in 2014	$--	$--	$--	$--	$--
Weighted average exercise price of exercisable options at March 31, 2014	$1.25	$1.21	$1.21	$1.26	$3.87
Weighted average exercise price of outstanding options at March 31, 2014	$1.25	$1.25	$1.25	$1.26	$3.47

Based on the estimated fair values of options granted, stock-based compensation expense for the three  months ended March 31, 2014 totaled $4.0 million, including $3.4 million related to the modification of certain stock options held by approximately 200 employees. Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2013 totaled $1.1 million. As of March 31, 2014, there was $3.4 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Units

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

A summary of restricted stock unit activity for the three months ended March 31, 2014 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2014	424	$8.16
Granted	--
Vested	(289)	8.16
Forfeited	(13)	8.16
Outstanding restricted unvested awards at March 31, 2014	122	$8.16
Weighted average remaining contractual term (in years)	0.7

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.4 million, respectively. As of March 31, 2014, there was $0.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.4 years.

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees will consist of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs to be awarded to a participant will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA to be granted to a participant will be equal to 50% of the Award Value. Each of the two components of an award will be subject to adjustment based on the achievement of performance goals. The awards will be subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant will be eligible to vest will be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA will vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that vests on a vesting date will be settled for a share of common stock and for the portion of the CIA that vests on a vesting date the Company will pay the participant an amount equal to the vested portion of the CIA. The aggregate award value to be granted to participants under the Performance Program will be approximately $9.6 million, subject to adjustment as described above. As of March 31, 2014, no awards had been made under the Performance Program.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three months ended March 31, 2014 and 2013, only Realogy remains a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and the Company’s 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $0.7 million for each of the three month periods ended March 31, 2014 and 2013, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, affiliates of Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provides document and information services to the Company. The fees incurred for these services were $0.1 million for the three months ended March 31, 2013 and are included in cost of revenues in the accompanying unaudited condensed consolidated statement of comprehensive income. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the three months ended March 31, 2014.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2014 and 2013.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2014:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total	Fair Value At March 31, 2014
	(in millions)
Fixed rate debt	$0.3	$35.2	$—	$—	$1,127.7	$—	$1,163.2	$1,139.0
Average interest rate	11.40%	11.40%	11.39%	11.39%	11.39%
Variable rate debt	$8.4	$69.3	$1,062.2	$—	$—	$—	$1,139.9	$1,122.0
Average interest rate(a)	6.76%	6.76%	6.75%

(a)	Average interest rate is based on rates in effect at March 31, 2014.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $36.4 million and to sell GBP 13.9 million and receive $23.1 million.

During the three months ended March 31, 2014 and 2013, the Company recognized a realized loss on the forward contracts of $0.3 million and a realized gain on the forward contracts of $2.6 million, respectively. As of March 31, 2014, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2014 and December 31, 2013, approximately $36.6 million and $36.2 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2014 and December 31, 2013 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2014 and December 31, 2013 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At March 31, 2014 and December 31, 2013, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at December 31, 2013
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses Year Ended December 31, 2013
	(in millions)
Property and equipment	$—	$—	$—	$—	$(0.3)
Intangible assets	—	—	—	—	(1.3)
Equity investment	—	—	—	—	(0.7)

11. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2013.

Net Revenues

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Affinion North America
Membership Products	$116.1	$143.7
Insurance and Package Products	70.9	76.6
Loyalty Products	41.4	42.7
Eliminations	(0.5)	(0.5)
Total North America	227.9	262.5
Affinion International
International Products	93.5	84.9
	$321.4	$347.4

Segment EBITDA

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Affinion North America
Membership Products	$14.3	$23.7
Insurance and Package Products	21.3	29.2
Loyalty Products	15.0	16.7
Total North America	50.6	69.6
Affinion International
International Products	(7.0)	5.8
Total products	43.6	75.4
Corporate	(5.7)	(4.1)
	$37.9	$71.3

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Segment EBITDA	$37.9	$71.3
Depreciation and amortization	(25.0)	(29.6)
Income from operations	$12.9	$41.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Affinion Group Holdings, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Affinion Holdings,” the “Company,” “we,” “our” and “us” refer to Affinion Group Holdings, Inc. and its subsidiaries on a consolidated basis; and all references to “Affinion” refer to our wholly-owned subsidiary, Affinion Group, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

—

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

—

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 and 2013. This analysis is presented on both a consolidated basis and on an operating segment basis.

—

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2014 and 2013 and our financial condition as of March 31, 2014, as well as a discussion of our liquidity and capital resources.

—

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, included in the Form 10-K for a summary of our significant accounting policies.

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

We organize our business into two operating units:

—	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.
—

Membership Products. We design, implement and market subscription programs that provide our members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

—

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

—

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

—

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the three months ended March 31, 2014 and the year ended December 31, 2013, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We are currently in the process of transferring a significant portion of our AD&D business to a new carrier. Upon completion, and for any additional portion of the business that is subsequently transferred to this carrier or another carrier under similar terms, we expect to lessen the volatility in our results by setting a fixed distribution of collected premiums, thereby considerably reducing the profit-sharing feature that has historically contributed to fluctuations in our revenues and profitability. Additionally, the new carrier is expected to provide us with opportunities to expand our existing insurance product offerings.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, impact our ability to obtain information from our members and end-customers and impact the benefits we provide and how we service our members and end-customers. In addition, new and contemplated regulations enacted by, or marketing partner settlement agreements or consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or terminate marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, subject us to indemnification obligations under our marketing agreements, and otherwise adversely affect our business, financial condition and results of operations.

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

	Three Months Ended March 31,
	2014	2013
Global Average Subscribers, excluding Basic Insureds	40,196	42,579
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$27.49	$28.71
Global Membership Subscribers
Average Global Retail Subscribers(2)	7,906	9,597
Annualized Net Revenue Per Global Average Subscriber(1)	$85.08	$78.90
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	28,472	28,947
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber(1)	$6.78	$7.45
Global Insureds
Average Supplemental Insureds(2)	3,818	4,035
Annualized Net Revenue Per Supplemental Insured(1)	$62.67	$61.85
Global Average Subscribers, including Basic Insureds	60,556	63,787

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes our consolidated results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (Decrease)
Net revenues	$321.4	$347.4	$(26.0)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	125.4	117.7	7.7
Operating costs	108.0	116.2	(8.2)
General and administrative	50.2	42.2	8.0
Facility exit costs	(0.1)	—	(0.1)
Depreciation and amortization	25.0	29.6	(4.6)
Total expenses	308.5	305.7	2.8
Income from operations	12.9	41.7	(28.8)
Interest income	0.1	0.1	—
Interest expense	(57.6)	(51.4)	(6.2)
Other income (expense), net	—	0.1	(0.1)
Loss before income taxes and non-controlling interest	(44.6)	(9.5)	(35.1)
Income tax expense	(4.2)	(5.1)	0.9
Net loss	(48.8)	(14.6)	(34.2)
Less: net loss (income) attributable to non-controlling interest	(0.1)	0.1	(0.2)
Net loss attributable to Affinion Group, Inc.	$(48.9)	$(14.5)	$(34.4)

Summary of Operating Results for the Three Months Ended March 31, 2014

The following is a summary of changes affecting our operating results for the three months ended March 31, 2014.

Net revenues decreased $26.0 million, or 7.5%, for the three months ended March 31, 2014 as compared to the same period of the prior year. Net revenues in our North American units decreased $34.6 million primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from a higher cost of insurance and lower Package members. International net revenues increased by $8.6 million primarily from higher retail membership revenue associated with increased members.

Segment EBITDA decreased $33.4 million as the impact of the lower net revenues, higher marketing and commissions and higher general and administrative costs was partially offset by lower operating costs.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Net Revenues. During the three months ended March 31, 2014 we reported net revenues of $321.4 million, a decrease of $26.0 million, or 7.5%, as compared to net revenues of $347.4 million in the comparable period of 2013.  Net revenues of our Membership Products decreased $27.6 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Insurance and Package Products revenues decreased $5.7 million primarily due to a higher cost of insurance from higher claims experience partially offset by the impact of an increase in average revenue per supplemental insured. Package revenue declined primarily due to the impact of lower average Package members. Loyalty Products net revenues decreased $1.3 million as higher travel revenue was more than offset by lower revenues from the timing of programming fee-based revenue and the mix shift in redemptions. International Products net revenues increased $8.6 million primarily from higher retail membership revenue associated with increased members and a favorable currency impact of $2.1 million.

Marketing and Commissions Expense. Marketing and commissions expense increased by $7.7 million, or 6.5%, to $125.4 million for the three months ended March 31, 2014 from $117.7 million for the three months ended March 31, 2013. Marketing and commissions expense increased $10.7 million in our International business primarily from increased spending in our offline retail channel and was partially offset by decreased costs in Membership of $4.6 million primarily attributable to lower commissions from lower retail member volumes.

Operating Costs. Operating costs decreased by $8.2 million, or 7.1%, to $108.0 million for the three months ended March 31, 2014 from $116.2 million for the three months ended March 31, 2013. Operating costs decreased $10.7 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes while costs increased $2.0 million in our International business primarily due to higher product and servicing costs from increased members.

General and Administrative Expense. General and administrative expense increased by $8.0 million, or 19.0% to $50.2 million for the three months ended March 31, 2014 from $42.2 million for the three months ended March 31, 2013. General and administrative costs increased $8.7 million in our International business primarily from accrued costs associated with certain regulatory matters which were partially offset by lower restructuring and employee related costs. Stock compensation costs increased $2.5 million, primarily the result of modifying a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life. Costs decreased $2.8 million in our Membership business primarily from lower professional fees and lower employee related costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.6 million for the three months ended March 31, 2014 to $25.0 million from $29.6 million for the three months ended March 31, 2013, primarily from recording lower amortization of $0.6 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2014 as compared to 2013 in the amount of $1.9 million related to intangible assets acquired in the Webloyalty acquisition, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased $0.8 million.

Interest Expense. Interest expense increased by $6.2 million, or 12.1%, to $57.6 million for the three months ended March 31, 2014 from $51.4 million for the three months ended March 31, 2013, primarily due to higher interest associated with 2014 borrowings on Affinion’s revolving credit facility and higher interest from higher rate debt as a result of the debt exchange completed in the fourth quarter of 2013.

Income Tax Expense. Income tax expense decreased by $0.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a decrease in the deferred federal and foreign tax liabilities and a decrease in the current foreign tax liabilities for the three months ended March 31, 2014, partially offset by an increase in the current and deferred state tax liabilities for the same period.

The Company’s effective income tax rates for the three months ended March 31, 2014 and 2013 were (9.4)% and  (54.1)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2014 and 2013 is primarily a result of the increase in loss before income taxes  from a loss before income taxes and non-controlling interest of $9.5 million for the three months ended March 31, 2013 to a loss before income taxes and non-controlling interest of $44.6 million for the three months ended March 31, 2014 and a decrease in the income tax provision from $5.1 million for the three months ended March 31, 2013 to $4.2 million for the three months ended March 31, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$116.1	$143.7	$(27.6)	$14.3	$23.7	$(9.4)
Insurance and Package Products	70.9	76.6	(5.7)	21.3	29.2	(7.9)
Loyalty Products	41.4	42.7	(1.3)	15.0	16.7	(1.7)
Eliminations	(0.5)	(0.5)	—	—	—	—
Total North America	227.9	262.5	(34.6)	50.6	69.6	(19.0)
Affinion International
International Products	93.5	84.9	8.6	(7.0)	5.8	(12.8)
Total products	321.4	347.4	(26.0)	43.6	75.4	(31.8)
Corporate	—	—	—	(5.7)	(4.1)	(1.6)
Total	$321.4	$347.4	$(26.0)	37.9	71.3	(33.4)
Depreciation and amortization				(25.0)	(29.6)	4.6
Income from operations				$12.9	$41.7	$(28.8)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $27.6 million, or 19.2%, to $116.1 million for the three months ended March 31, 2014 as compared to $143.7 million for the three months ended March 31, 2013. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches.

Segment EBITDA decreased by $9.4 million, or 39.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Segment EBITDA decreased as the impact of the lower net revenues of $27.6 million was partially offset by lower marketing and commissions of $4.6 million, lower operating costs of $10.7 million and lower general and administrative costs of $2.8 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs decreased primarily from lower professional fees and lower employee related costs.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $5.7 million, or 7.4%, to $70.9 million for the three months ended March 31, 2014 as compared to $76.6 million for the three months ended March 31, 2013. Insurance revenue decreased approximately $2.6 million primarily due to a higher cost of insurance from higher claims experience partially offset by the impact of an increase in average revenue per supplemental insured. Package revenue decreased approximately $3.1 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $7.9 million, or 27.1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 from the lower net revenues and higher marketing and commissions expense.

Loyalty Products. Revenues from Loyalty Products decreased by $1.3 million, or 3.0%, for the three months ended March 31, 2014 to $41.4 million as compared to $42.7 million for the three months ended March 31, 2013 as revenue from higher travel volumes was more than offset by lower revenues from the timing of programming fee-based revenue and the mix shift in redemptions.

Segment EBITDA decreased by $1.7 million, or 10.2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to the decrease in net revenue and higher start-up costs for new initiatives.

Affinion International

International Products. International Products net revenues increased by $8.6 million, or 10.1%, to $93.5 million for the three months ended March 31, 2014 as compared to $84.9 million for the three months ended March 31, 2013. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members. Net revenues were also positively impacted by $2.1 million from weakness in the U.S. dollar.

Segment EBITDA decreased by $12.8 million, or 220.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as the positive impact of the higher revenue was more than offset by higher marketing and commissions of $10.7 million primarily from increased spending in our offline retail channel, higher operating costs of $2.0 million primarily from higher product and servicing costs associated with the increased membership base and higher general and administrative expenses of $8.7 million as accrued costs associated with certain regulatory matters were partially offset by lower restructuring and employee related costs.

Corporate

Corporate costs increased by $1.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily from higher stock compensation costs which were partially offset by the favorable impact of lower unrealized foreign exchange losses on intercompany borrowings recorded in 2014 as compared to 2013.

Financial Condition, Liquidity and Capital Resources

Financial Condition—March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013	Increase (Decrease)
	(in millions)
Total assets	$1,363.2	$1,368.2	$(5.0)
Total liabilities	2,928.1	2,888.0	40.1
Total deficit	(1,564.9)	(1,519.8)	(45.1)

Total assets decreased by $5.0 million principally due to a decrease in other intangibles, net of $15.4 million, principally due to amortization expense of $15.3 million. This decrease was partially offset by an increase in cash of $8.3 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased by $40.1 million, principally due to an increase in accounts payable and accrued expenses of $28.8 million, principally due to higher accruals for interest and costs associated with certain regulatory matters,.

Total deficit increased by $45.1 million, principally due to a net loss attributable to the Company of $48.9 million and foreign currency translation effect of $0.3 million, partially offset by stock-based compensation of $4.0 million.

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

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. The terms of Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of these debt instruments provide Affinion with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. If Affinion does not have sufficient payment capacity in the baskets with respect to its existing debt agreements in order to make payments to us, we may be unable to service any cash payments on Affinion Holdings’ 2010 senior notes or 2013 senior notes. During the years ended December 31, 2012 and 2011, Affinion paid cash dividends to us of $37.0 million and $323.2 million, respectively. Affinion did not pay any cash dividends to us during the year ended December 31, 2013 or the three months ended March 31, 2014. On November 13, 2013, Affinion loaned $18.9 million to Affinion Holdings to be utilized by Affinion Holdings to make the November 2013 interest payments on its 2010 senior notes.

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

Cash Flows—Three Months Ended March 31, 2014 and 2013

At March 31, 2014, we had $28.4 million of cash and cash equivalents on hand, a decrease of $54.1 million from $82.5 million at March 31, 2013. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Cash provided by (used in):
Operating activities	$15.9	$44.6	$(28.7)
Investing activities	(14.1)	(9.8)	(4.3)
Financing activities	6.4	(3.0)	9.4
Effect of exchange rate changes	0.1	(1.2)	1.3
Net change in cash and cash equivalents	$8.3	$30.6	$(22.3)

Operating Activities

During the three months ended March 31, 2014, we generated $28.7 million less cash from operating activities than during the three months ended March 31, 2013. Segment EBITDA decreased by $33.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (see “—Results of Operations”).

Investing Activities

We used $4.3 million more cash in investing activities during the three months ended March 31, 2014 as compared to the same period in 2013. During the three months ended March 31, 2014, we used $14.1 million for capital expenditures. During the three months ended March 31, 2013, we used $8.8 million for capital expenditures and $0.9 million for acquisition-related payments.

Financing Activities

We provided cash from financing activities of $6.4 million during the three months ended March 31, 2014 compared to using cash of $3.0 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we had net borrowings under Affinion’s revolving credit facility of $12.0 million, paid financing costs of $2.7 million and made principal payments on our debt of $2.9 million. During the three months ended March 31, 2013, we made principal payments on our debt of $3.0 million.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. We borrowed an additional $350.0 million ($346.5 million, net of discounts) under an unsecured term loan facility (the “unsecured term loan facility”) in January 2007. In October 2010, we issued $325 million aggregate principal amount of our 2010 senior notes, and used a portion of the proceeds and cash on hand to repay the unsecured term loan facility. In addition, in April 2010, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility.

In December 2013, we and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of our 2010 senior notes were exchanged by the holders thereof for $292.8 million principal amount of our 2013 senior notes, 13.5 million Series A warrants and 70.2 million Series B warrants (ii) $352.9 million principal amount of Affinion’s 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of the Investments 2013 senior subordinated notes issued by its wholly-owned subsidiary, Affinion Investments, LLC (“Affinion Investments”), Affinion issued $360.0 million principal amount of Affinion’s 2013 senior subordinated notes to Affinion Investments in exchange for all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer, (iii) we entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing our 2010 senior notes, and (iv) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion’s 2006 senior subordinated notes.

As of March 31, 2014, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to our senior secured credit facility that increased the applicable margins.

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

Affinion’s senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of Affinion’s 2006 senior subordinated notes. On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of Affinion’s 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on Affinion’s 2006 senior subordinated notes is payable semi-annually. Affinion may redeem some or all of Affinion’s 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing Affinion’s 2006 senior subordinated notes. Affinion’s 2006 senior subordinated notes are unsecured obligations. Affinion’s 2006 senior subordinated notes are guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility and Affinion’s 2010 senior notes. In December 2013, Affinion Investments exchanged $352.9 million face amount of Affinion’s outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes.

On January 31, 2007, we entered into a five-year $350.0 million senior unsecured term loan with certain banks at an initial interest rate of LIBOR, as defined, plus 6.25% (the “Senior Unsecured Term Loan”). In October 2010, the senior unsecured term loan was repaid utilizing the proceeds from our 2010 senior notes (see below).

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

On October 5, 2010, the Company issued $325.0 million aggregate principal amount of its 2010 senior notes. The interest on its 2010 senior notes is payable semi-annually on May 15 and November 15 of each year. At any time prior to November 15, 2012, the Company may redeem its 2010 senior notes, at its option, in whole or in part, at a redemption price equal to the principal amount plus an applicable premium. On or after November 15, 2012, the Company may redeem some or all of its 2010 senior notes at any time at the redemption prices (generally at a premium) set forth in the indenture governing the Notes. The Company’s 2010 senior notes contain restrictive covenants related primarily to the Company’s ability to pay dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company used a portion of the net proceeds of $320.3 million, along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay the Senior Unsecured Term Loan. A portion of the remaining proceeds from the offering of the Company’s 2010 senior notes were utilized to pay related fees and expenses, with the balance retained for general corporate purposes. The fees and expenses were capitalized and are being amortized over the term of the Company’s 2010 senior notes. In October, 2010, the Company recognized a loss of $2.8 million, representing the write-off of unamortized balances of the debt discount and deferred financing costs associated with the Senior Unsecured Term Loan, in connection with the repayment of the Senior Unsecured Term Loan. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the Company’s 2010 senior notes, the Company completed a registered exchange offer and exchanged all of the Company’s then-outstanding 2010 senior notes for a like principal amount of its 2010 senior notes that have been registered under the Securities Act. In December 2013, the Company exchanged $292.8 million face amount of its 2010 senior notes for $292.8 million face amount of its 2013 senior notes and Series A warrants and Series B warrants to purchase up to approximately 13.5 million shares and approximately 70.2 million shares, respectively, of Affinion Holdings Class B common stock.

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, Affinion, as borrower, and Affinion Holdings, and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 2006 senior subordinated notes and our 2010 senior notes, Affinion, as Borrower, and the Company, entered into an amendment to its senior secured credit facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and our 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Credit Agreement; (iv) provided additional flexibility for Affinion to make dividends to the Company to be used to make certain payments with respect to the Company’s indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.25%. The weighted average interest rate on the term loan for the three months ended March 31, 2014 and 2013 was 6.8% and 6.5% per annum, respectively. The weighted average interest rate on borrowings under the revolving credit facility for the three months ended March 31, 2014 and 2013 was 7.1% and 7.3% per annum, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments 2013 senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion’s 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of Affinion’s then-outstanding 2010 senior notes for a like principal amount of Affinion’s 2010 senior notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of Affinion’s 2010 senior notes to finance the purchase of the 2005 senior notes and the 2009 senior notes.

On December 12, 2013, the Company completed a private offer to exchange its 2010 senior notes for its 2013 senior notes, pursuant to which $292.8 million aggregate principal amount of its 2013 senior notes were issued in exchange for $292.8 million aggregate principal amount of its 2010 senior notes. Under the terms of the exchange offer, for each $1,000 principal amount of its 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of its 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of the Company’s Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of the Company’s Class B common stock. For each $1,000 principal amount of its 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of its 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of the Company’s Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of the Company’s Class B common stock. The Company’s 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At the Company’s option, it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the outstanding principal amount of its 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Credit Agreement) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Credit Agreement) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Credit Agreement and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the Note Agreement) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on its 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. For the first interest period ending September 15, 2014, Affinion Holdings will pay interest by increasing the principal amount of its 2013 senior notes. The Company’s 2013 senior notes will mature on September 15, 2018. The Company may redeem some or all of its 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing its 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of the Company’s outstanding 2013 senior notes are redeemable at the option of the Company, with the net proceeds raised by the Company in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016, the Company’s 2013 senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of its 2013 senior notes redeemed plus a “make-whole” premium. The indenture governing the Company’s 2013 senior notes contains negative covenants which restrict the ability of the Company and any restricted subsidiaries of the Company to engage in certain transactions and also contains customary events of default. The Company’s 2013 senior notes are senior secured obligations of the Company and rank pari passu in right of payment to all existing and future senior indebtedness of the Company, junior in right of payment to all secured indebtedness of the Company secured by liens having priority to the liens securing its 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of the Company to the extent of the security of the collateral securing its 2013 senior notes and all future subordinated indebtedness of the Company. The Company’s 2013 senior notes are secured by (i) second-priority security interests in 100% of the capital stock of Affinion, which security interests are junior to the first priority security interests granted to the lenders under Affinion’s senior secured credit facility and (ii) first-priority security interests in all other assets of Affinion Holdings, including 100% of the capital stock of Affinion Net Patents, Inc. The Series A warrants are exercisable at any time at the option of the holders at an exercise price of $0.01 per share of Class B common stock and will expire on the tenth anniversary of their issuance date. The Series B warrants will be not become exercisable until and unless on the fourth anniversary of the exchange closing date, 5% or more in aggregate principal amount of Affinion Holdings’ 2013 senior notes are then outstanding and unpaid, whereupon, if it should ever occur, the Series B warrants will become exercisable until the tenth anniversary of the exchange closing date at an exercise price of $0.01 per share of Class B common stock.

In connection with the exchange, the Company recognized a loss of $4.6 million, representing the write-off of unamortized debt issuance costs and discounts of $2.8 million and $1.8 million, respectively. In connection with the exchange offer and consent solicitation relating to the Company’s 2010 senior notes and the issuance of the Company’s 2013 senior notes, the Company incurred financing costs of $4.7 million, which are included in other non-current assets on the accompanying unaudited condensed consolidated balance sheet and are being amortized over the term of the Company’s 2013 senior notes.

On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for Investments 2013 senior subordinated notes issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments 2013 senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments 2013 senior subordinated notes. For each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments 2013 senior subordinated notes. The Investments 2013 senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments 2013 senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments 2013 senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments 2013 senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments 2013 senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or the Company in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments 2013 senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments 2013 senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments 2013 senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments 2013 senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments 2013 senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility.

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes will mature on August 15, 2018. Affinion’s 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments 2013 senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments 2013 senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments 2013 senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to Affinion’s 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred financing costs of $5.9 million, which are included in other non-current assets on the accompanying unaudited condensed consolidated balance sheet and are being amortized over the term of Affinion’s 2013 senior subordinated notes.

At March 31, 2014, on a consolidated basis, the Company had $1,081.9 million outstanding under Affinion’s term loan facility, $292.8 million ($268.0 million, net of discount) outstanding under the Company’s 2013 senior notes, $32.2 million outstanding under the Company’s 2010 senior notes, $475.0 million ($472.9 million, net of discount) outstanding under Affinion’s 2010 senior notes, $360.0 million ($352.3 million, net of discount) outstanding under Affinion’s 2013 senior subordinated notes and $2.6 million outstanding under Affinion’s 2006 senior subordinated notes. At March 31, 2014, there were outstanding borrowings of $58.0 million under Affinion’s revolving credit facility and Affinion had $92.1 million available under the revolving credit facility under Affinion’s senior secured credit facility, after giving effect to the issuance of $14.9 million of letters of credit.

Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes, the Investments 2013 senior subordinated notes, and Affinion’s 2013 senior subordinated notes contain various restrictive covenants that apply to Affinion Holdings. As of March 31, 2014, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

Covenant Compliance

The indenture governing our 2013 senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2014, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by the indenture governing our 2013 senior notes. Under the indenture governing our 2013 senior notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness on an unconsolidated basis as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges, as computed under such indenture) is at least 2.0 to 1.0.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2014 to Adjusted EBITDA.

Twelve Months Ended March 31, 2014(a)
(in millions)
Net cash provided by operating activities	$(27.5)
Interest expense, net	212.3
Income tax expense	12.7
Amortization of debt discount and financing costs	(13.4)
Provision for loss on accounts receivable	(2.7)
Deferred income taxes	(7.0)
Changes in assets and liabilities	21.2
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings(b)	35.7
Other, net(c)	46.9
Adjusted EBITDA, excluding pro forma adjustments(d)	278.2
Effect of the pro forma adjustments(e)	14.4
Adjusted EBITDA, including pro forma adjustments(f)	$292.6

(a)

Represents consolidated financial data for the year ended December 31, 2013, minus consolidated financial data for the three months ended March 31, 2013, plus consolidated financial data for the three months ended March 31, 2014.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)

Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities, including business optimization, (v) consulting fees paid to Apollo, and (vi) the impact of an adjustment related to the recognition of International retail revenue.

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2013 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes.

(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on April 1, 2013.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2013 to Adjusted EBITDA as required by our indenture governing the Company’s 2013 senior notes.

Twelve Months Ended March 31, 2014(a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(169.9)
Interest expense, net	212.3
Income tax expense	12.7
Non-controlling interest	0.6
Loss on extinguishment of debt	4.6
Depreciation and amortization	109.3
Effect of purchase accounting, reorganizations and non-recurring revenues and gains(b)	3.3
Certain legal costs(c)	21.6
Net cost savings(d)	10.8
Other, net(e)	72.9
Adjusted EBITDA, excluding pro forma adjustments(f)	278.2
Effect of the pro forma adjustments(g)	14.4
Adjusted EBITDA, including pro forma adjustments(h)	$292.6

(a)

Represents consolidated financial data for the year ended December 31, 2013, minus consolidated financial data for the three months ended March 31, 2013, plus consolidated financial data for the three months ended March 31, 2014.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactionsand Back-Up and Travel acquisition.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, including business optimization, (vi) consulting fees paid to Apollo, (vii) facility exit costs, (viii) the impairment charge related to the intangible assets and property and equipment of Prospectiv, (ix) the impact of an adjustment related to the recognition of International retail revenue and (x) debt refinancing expenses.

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2013 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes.

(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on April 1, 2013.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.

Debt Repurchases

We or our affiliates have in the past, and may, from time to time, purchase any of our or Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, included in our Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2014 (dollars are in millions unless otherwise indicated):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total	Fair Value At March 31, 2014
Fixed rate debt	$0.3	$35.2	$--	$--	$1,127.7	$--	$1,163.2	$1,139.0
Average interest rate	11.40%	11.40%	11.39%	11.39%	11.39%
Variable rate debt	$8.4	$69.3	$1,062.2	$--	$--	$--	$1,139.9	$1,122.0
Average interest rate(a)	6.76%	6.76%	6.75%

(a)Average interest rate is based on rates in effect at March 31, 2014.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $36.4 million and to sell GBP 13.9 million and receive $23.1 million.

During the three months ended March 31, 2014 and 2013, the Company recognized a realized loss on the forward contracts of $0.3 million and a realized gain on the forward contracts of $2.6 million, respectively. As of March 31, 2014, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

At March 31, 2014, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2014, approximately $36.6 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices. As a result, we may be subject to indemnification obligations under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. notified us that they have commenced an arbitration proceeding against us seeking, among other things, indemnification for losses, costs, and liabilities that Bank of America and FIA Card Services, N.A. incurred relating to our identity theft protection products that were the subject of the OCC and CFPB Consent Orders, which losses include customer refunds and reasonable attorneys’ fees and expenses. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation and otherwise have a material effect on our business, financial condition and results of operations. There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

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

10.1

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.2

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.3

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.
Date:	April 24, 2014	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.2

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.3

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

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

*Filed herewith.

**Furnished herewith.