Form 10-K
period 2014-12-31
Affinion Group Holdings, Inc.
filed 2015-03-19
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2014 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 18, 2015 was 84,842,535.

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

The following description of our business is current as of December 31, 2014 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

Affinion Holdings is one of the world’s leading customer engagement and loyalty solutions companies. We design, market and service programs that strengthen and extend customer relationships for many of the world’s largest and most respected companies. Our programs and services include:

•	Loyalty programs that help reward, motivate and retain consumers,
•	Membership programs that help consumers save money and gain peace of mind,
•	Package programs that bundle valuable discounts, protection and other benefits to enhance customer relationships, and
•	Insurance programs that help protect consumers in the event of a covered accident, injury, illness, or death.

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

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brands among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

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

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40 year operating history, positions us to deliver consistent results in a variety of market conditions.

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

For the year ended December 31, 2014, we had net revenues, net loss attributable to us and Adjusted EBITDA (as defined below) of $1,242.8 million, $428.7 million and $292.1 million, respectively.

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

As of December 31, 2014, we had more than 5,500 marketing partners in a variety of industries including financial services, retail, travel, telecommunications and utilities. Some of our leading marketing partners, based on revenues for the year ended December 31, 2014, include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland. Revenues generated from our largest marketing partner, Wells Fargo, and its customers, accounted for 11.2% of total revenues in 2014. We have several contracts with Wells Fargo and in 2014, 76% of the revenues from these contracts were attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide either to address their fundamental needs in lifestyle and protection services at a reasonable price or to reward them for continued activity with our marketing partners, the ease of use and the wide range of benefits available with our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 35% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2014, we had approximately 59 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 62 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

When we are unable to provide a benefit or service with our in-house capabilities, we contract with one or more of our many third-party vendors to provide components for our products and services, such as credit reports, supplemental insurance coverage, travel discounts, gift cards and merchandise. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts (typically with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). By combining the services of our vendors with our in-house capabilities, we are able to offer 14 core products and services on a subscription basis with 351 unique benefits, support almost 5,200 versions of products and services representing different combinations of pricing, benefits configurations and branding and provide a wide range of desirable options for the redemption of loyalty rewards points.

We organize our business into four business segments:

•

Membership Products. We design, implement and market subscription programs that provide our members in North America with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions in North America. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Global Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2014, managed programs representing an aggregate estimated redemption value of approximately $2.85 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2014, we facilitated approximately $2 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

•

International Products. International Products comprises our Membership and Package customer engagement businesses outside North America and also includes a discrete loyalty program benefit provider. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. In 2012, we expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, we undertook business activities in Australia.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 17 to our audited consolidated financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 17 to our audited consolidated financial statements included elsewhere herein for additional financial information by geographic area.

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

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 53,000 customer engagement and loyalty program marketing campaigns over the last five years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response and television marketing, inbound and outbound telephony and voice response unit marketing. To promote awareness of our programs and services when we are marketing directly to the consumer, we employ various methods, including search engine marketing and search engine optimization, which ensures our programs are exposed to consumers who have conducted a search for such services, and affiliate networking, all of which generates incremental traffic directly to our direct-branded product sites. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

We believe that our expertise allows us to provide our marketing partners with substantial flexibility in managing and enhancing their customer relationships and also provides us with superior returns on our marketing expenditures.

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe. We believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Because our services have broad consumer appeal and are relevant to any industry looking to enhance and extend the quality of their relationship across large-scale populations, our marketing partner relationships span a wide variety of industries, such as financial services, retail, travel, telecommunications and utilities, among others.

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

Diversified, Global Marketing Platform. Because we have marketing capabilities in 18 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, including the United Kingdom, the Nordic countries, Spain, Italy, France and Germany, we are able to provide our customer engagement and loyalty solutions on a global basis to better serve our marketing partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our customer engagement, marketing, loyalty and product expertise by sharing the knowledge and experience we gain from one country into a new territory, thereby improving the efficiency of our overall global operations.

We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Subscribers who have been acquired through previous marketing efforts become a part of our membership base. The performance of our existing base typically follows a pattern that is consistent with our historical observations, providing us with insight with respect to planning our future business activities. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2014 amounted to approximately $0.7 billion and are expected to result in deductions of up to approximately $119.0 million per year for the next six years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chief Executive Officer, Todd Siegel, who has been with us for over fifteen years, our ten senior executives have a combined seventy years of experience with Affinion. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Our Business Strategy

In 2014, we appointed discrete leaders for each of our four business segments in an effort to provide the specialized focus each segment requires to pursue growth initiatives; each business is supported by shared services for operations, information technology, human resources and finance. We believe the specialized focus will ensure that each segment has the right resources in place to execute on our strategic plans, which include the development of new markets for our loyalty redemption programs, geographic expansion, the expansion of our insurance portfolio, and the roll-out of our domestic subscription-based services in our newest channels.

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

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions based on the available opportunities will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past three years we have grown the average revenue per member in our global membership business at a compound annual rate of approximately 4%, from $79.74 in 2012 to $86.20 in 2014.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive customer engagement and loyalty solutions offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the customers of our international marketing partners. In addition, our European package business has continued its evolution through unique product offerings, enhanced customer services and delivery of benefits and, as loyalty points programs continue to become more widely available throughout the world, we believe we have opportunities to extend our U.S.-style loyalty program services across our international footprint with both new and existing clients. We are also continuing to execute on our plan to extend our operations into new countries and geographic regions, including, most recently, Brazil and Australia. We intend to continue our growth in the international markets through both organic initiatives, including geographic expansion, as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement solutions, grow our distribution capabilities or enhance our scale.

Grow Our Loyalty Operations. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior. In July 2014, we acquired Propp Corp., a provider of one-time use incentives for customer acquisition and retention. In September 2014, we completed the acquisition of SkyMall Ventures LLC, a provider of loyalty solutions for well-established brands in the financial services, hospitality and gaming industries.

Expand Our Vertical Market Penetration and Range of Marketing Media. We believe there are substantial opportunities to add new marketing partners in the retail, financial, travel, Internet, cable, telecom and utilities industries, in both North America and internationally, where prospective partners desire to add incremental revenue and strengthen and enhance the loyalty of their customer relationships. We also believe there are significant opportunities to expand our marketing channels. This includes (1) direct-to-consumer marketing via internet and television advertising, in which we market proprietarily branded products and services that are comparable to what we offer through our affinity marketing channels, and (2) point-of-sale marketing with retailers, in which we leverage the benefits and services from our existing product portfolio to create and market a uniquely customized configuration that is relevant and meaningful to a particular retail marketing partner’s customers.

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

Industry Overview

Loyalty programs and services provide incentives and benefits to major brands to support their loyalty and customer experience objectives. Businesses use loyalty programs to further integrate their relationships with existing customers and to attract new customers. Loyalty programs offer many redemption options, including gift card, travel, merchandise, cash back and various other options. We believe the market for loyalty program services is substantial and growing, and we also believe redemption volumes continue to grow. In the United States, the number of loyalty program memberships was approximately 2.65 billion in 2012, increasing by 26.7% since 2010, according to the 2013 Colloquy Loyalty Consensus report. Internationally, we believe the market for loyalty program and redemption management is largely untapped and offers significant growth opportunities.

Direct marketing is any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name and customer contacts of such institution. We believe that marketing products and services that are associated with the brand of a marketing partner can provide a significant advantage over other forms of direct marketing. Affinity marketing provides us with access to our marketing partners’ large customer base, which generally results in higher response rates as customers recognize and trust our marketing partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Marketing partners benefit as they are able to promote their brands while offering additional programs and services that are relevant and meaningful to their customers, which strengthens their relationships with their customers and generates incremental revenue.

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

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 53,000 marketing campaigns conducted over the last five years. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions have been taken into account.

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

Online Marketing. We use the Internet for the marketing of our products and services, both with marketing partners and via direct to consumer marketing, in both North America and internationally, and for the delivery of certain product benefits where it is relevant and beneficial to the consumer’s experience to do so. Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), offering our products and services directly to customers, and expanding relationships with traditional marketing partners via the Internet (notably financial institutions who allow us to market to their online banking customers). We use advertising, search engine optimization and marketing techniques (SEO and SEM) and email marketing methods to enhance our online customer acquisition techniques.

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

At December 31, 2014, our principal membership products included:

a
Product	Description	Key Features

	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	•Access to credit reports, credit monitoring, fraud resolution •Online monitoring of social security numbers, credit cards and other personal data •Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	•Access to credit data from all three credit bureaus •Credit monitoring from one or all three credit bureaus •Fraud resolution •Identity-theft expense reimbursement

	Credit card and document registration	•Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection •Emergency cash advance and airline ticket replacement

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	•5% cash back •Full service website provides access to over 130,000 hotel properties

	Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products	•200% low price guarantee for 60 days; automatic two-year warranty on most items •Discount on over 5,100 items from 600 brand name manufacturers •3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	•Emergency roadside assistance •Up to 15% in service center network savings

Discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment Discount program offering savings on home improvement and repair

•Over 340,000 savings offers nationwide

•Coupons from national retailers and local merchants

•Dining discount at more than 70,000 U.S. restaurants

•Discounts on home-related purchases and services

•Approximately 80,000 pre-screened contractors

•Over 150 home related How-to-Guides

   •      Real estate and moving discounts

a
Product	Description	Key Features
Customer service that extends manufacturers’ warranties Discount program offering everyday savings and cash back rewards on dining, shopping, entertainment and travel

•Automatic five-year warranty extension

•50% off repair costs

•60 day price protection

•90 day return policy

•Over 340,000 savings offers nationwide

•Online cash rewards at over 900 retailers

•Travel discounts at over 30,000 hotels and 24,000 car rental locations

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

Insurance. We offer three primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

At December 31, 2014, our principal insurance products included:

Product	Description	Key Features

AD&D	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

Hospital Accident Plan	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $1,800 per day hospitalized

Recuperative Care	Provides cash directly to the insured if hospitalized due to a covered accident or illness	Up to $400 per day hospitalized

We market our insurance products primarily by direct mail and the Internet. We use retail arrangements with our marketing partners when we market our insurance products to their customers. We earn revenue in the form of commissions from premiums collected, and in some cases, from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

Package. We design and provide checking account enhancement programs to approximately 1,650 financial institutions in the United States. We provide these marketing partners with a portfolio of approximately 48 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as cash back rewards, medical emergency data cards, discounted gift cards, telephone shopping services, car rental discounts, pharmacy discounts, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers at no additional cost or for an additional monthly fee.

At December 31, 2014, our principal package products included:

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

Global Loyalty Products. We manage loyalty solutions products for points-based loyalty programs for many large financial institutions and other significant businesses. As of December 31, 2014, we managed programs representing an aggregate estimated redemption value of approximately $2.85 billion for financial, travel, auto, gaming and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2014, we facilitated approximately $2 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

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

The following table illustrates the services provided to our clients:

Service	Description

Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet marketing partners’ needs over the life of the programs

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 500 vendors to obtain rewards and provides loyalty clients with access to more than 13,200 available merchandise models

Points Administration	Tracks and maintains customer account records and customer activities upon which point awarding business rules are based

Service	Description
Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

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

Global Loyalty Fulfillment. We provide and manage travel reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly owned subsidiary, which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline travel reward fulfillment as we fulfilled approximately 2.6 million travel redemptions on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service travel rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

Works directly with approximately 160 travel suppliers to obtain rewards and provide clients with access to worldwide travel content

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

International Products. Through our Affinion International operations, we market our membership and package enhancement product lines internationally. Based upon the wide range of international membership and package enhancement programs we offer under retail and wholesale arrangements, we believe we are the largest provider of membership programs and package enhancement products in Europe. These membership services and package enhancement products are offered under retail and wholesale arrangements comparable to those in the U.S.

At December 31, 2014, our principal international products included:

Product	Description	Key Features

Sentinel Gold	Protection for personal money and handbag after loss or theft of credit and debit cards. Assistance services in the event of card theft or loss

•Services including cancelling of lost or stolen cards, change of address and luggage and key retrieval

•Emergency services including medical, airline ticket replacement and hotel bill payment

•Lost cash and wallet/purse insurance

Privacy Guard & My Credit Tracker	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	•Online and offline single bureau reporting •Credit monitoring •Full fraud resolution •Identity-theft insurance

Disfruta y ahorra (Spain)	Discount program offering savings on leisure and lifestyle products	•25% discount on restaurant bills •25% cash back on movie theatres, concerts and other event tickets •Discounts on travel, hotels, and wine

Complete Savings (UK) Remises et Reductions (France) Privilegios en Compras (Spain)	Online shopping and access to discounts	•10% cash back at hundreds of retailers •Monthly cash back on purchases from the website where members enrolled •Access to discounted gift cards

Concierge Vitalis Bienestar (Spain)	Concierge service Health and Wellness

•Features include assistance with travel arrangements, dinner  reservations, booking concert tickets, and ordering flowers

•Access to network of discounted medical treatments

•Second medical opinion for critical illness

•Hospital accident cash plan

•Medical advice helpline

•Online medical store

Our principal package enhancement products are marketed through our financial institution marketing partners and provide a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., Affinion International markets its travel program, its shopping program and its dining and leisure programs in the U.K. and across our international footprint.

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,500 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland. In 2014, we derived approximately 35% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

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

Membership Products. We have approximately 1,000 marketing partners in multiple industries. Our relationships with our largest partners typically encompass multiple products and/or types of marketing media. In general, we have long-standing relationships with our partners.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,350 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2014. Customers of our top 10 marketing partners generated approximately 29% of our gross insurance revenue in 2014. Our package enhancement marketing partners are comprised of approximately 1,650 national financial institutions, regional financial institutions and credit unions at December 31, 2014. Customers of our top 10 U.S. marketing partners generated approximately 23% of our U.S. package enhancement revenue in 2014. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

Global Loyalty Products. We have over 50 clients, which include leading financial institutions, gaming companies, brokerage houses, automotive companies, premier hotels and travel-related companies.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks and telecommunications companies.

Customers

As of December 31, 2014, we had approximately 59 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 62 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,500 marketing partners as of December 31, 2014. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2014, we had approximately 9.7 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being.

Insurance and Package Products. As of December 31, 2014, we had approximately 23.5 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2014, we provided our U.S. package products to approximately 3.4 million members and end-customers. Approximately 1,800 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Global Loyalty Products. As of December 31, 2014, we provided enhancement and loyalty products to approximately 62 million customers. We provide points-based loyalty products and benefit package enhancement products to our clients, who in turn, offer those products to their customers.

International Products. As of December 31, 2014, we had approximately 19.7 million international package customers and approximately 2.7 million members and end-customers in 18 countries, primarily in Europe.

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

Insurance and Package Products. As of December 31, 2014, our carriers for our insurance programs were Transamerica Premier Life Insurance Company, Minnesota Life Insurance Company, Chubb & Son, a division of Federal Insurance Company, Mutual of Omaha and The Hartford, Inc.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include travel discounts and AD&D insurance that are supplied by our loyalty and insurance benefit vendors, respectively.

Global Loyalty Products. Connexions acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’ proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty and insurance benefits vendors.

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

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America totals around 13.3 million pieces per year. Approximately 98% of these pieces are completed by our facility in Franklin, Tennessee, with the remainder completed by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in six locations across Europe and totals around 5.4 million pieces per year. Approximately 6% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, retail company proprietary cards, PayPal, and checking and savings accounts. Domestically, we process approximately 78 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of more than 6,500 items, covering more than 650 brands sourced through a best-in-class direct-ship network of 60 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was more than 126,500 units and almost $11 million in 2014. Related commissions on merchandise revenue totaled approximately $0.5 million which is included in our 2014 net revenues.

Travel Fulfillment. Loyalty Travel Agency LLC (“LTA”), our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

LTA travel consultants use Travelport’s Worldspan GDS booking system, which offers 288 airlines, 11 car rental companies, and over 215,000 hotel properties. This system provides us with access to online fares and electronic ticketing capability with the air carriers. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and branded websites.

Contact Call Centers

Our contact call centers provide high-quality customer service, retention support and inbound telemarketing services. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2014, 29 facilities handled the call volume, of which 18 are internally managed (7 in North America and 11 in Europe) and 11 are outsourced.

Our contact call centers handle approximately 20 million customer contacts per year, 9 million of which are related to our North American business and 11 million to our international business. The contact call centers provide a primary point of interaction with our customers. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,500 marketing partners as of December 31, 2014, approximately 59 million membership, insurance and package members and end-customers enrolled in our programs worldwide and approximately 62 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2014. Our leadership position in the affinity marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from over 53,000 customer engagement and loyalty program marketing campaigns conducted over the last five years and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2014, we offered 14 core products and services with 351 unique benefits and supported almost 5,200 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include AIG, Assurant, CUNA Mutual Group, New York Life, Securian, Transamerica, and marketing firms who, in some instances, utilize our insurance underwriters.

The U.S. package enhancement operation faces competition from both direct marketing companies and financial institutions that choose to provide package enhancement programs in-house. Some of the direct marketers that participate in this space include Sisk, Generations Gold, Econocheck and Strategy Corp.

Global Loyalty Products. Examples of participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Epsilon and Orbitz.

International Products. In our international operations, on the membership side of the business, competitors include Card Protection Plan, LV8, Plebicom S.A., as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Serisystem and Jakala in Italy,  MehrWert Servicegesellschaft in Germany and Falck in Norway.

Information Technology

Our information technology team, comprised of approximately 500 employees worldwide, operates and supports approximately 240 individual applications at December 31, 2014. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and enrollment requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

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

Employees

As of December 31, 2014, we employed approximately 3,700 people, of which approximately 54% are located in North America and the remaining 46% are in our international offices.

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

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2014, the “Do-Not-Call” Registry included more than 219 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted (“ROSCA”). The legislation prohibits the acquisition of consumers’ credit or debit card account numbers automatically from our partners when a consumer enrolls in one of our programs immediately after making a purchase through one of our partners’ web sites (“Online Data-pass Marketing”), and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. The Company ceased Online Data-pass Marketing in January 2010, more than eleven months prior to the enactment of such legislation, and we have put procedures in place to ensure compliance with ROSCA.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state and foreign rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the Financial Conduct Authority in the United Kingdom (the “FCA”), in the sale of insurance programs. The FCA is the United Kingdom’s financial services regulator responsible for the conduct of organizations authorized under the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (the “EU”) Insurance Mediation Directive.

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

•

Insurance Mediation Directive: requiring information disclosure and related obligations (including authorization and reporting) on entities that arrange, advise on, administer or otherwise engage in insurance intermediary activities;

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
•

Travel services regulations: requiring licensing and bonding for travel agency and tour operators, and regulations governing the conduct of such services including contractual liability between parties, terms and conditions and resolution of disputes; and;

•

Consumer Rights Directive: harmonizing certain consumer rights across Europe, including, requiring that consumers receive certain pre-contract information, clarifying cancellation rights for distance and off-premises contracts and digital products contracts, and prohibiting excessive surcharges on payment cards and telephone lines.

In addition, there are various self-regulatory codes of advertising and direct marketing practice. We have established procedures designed to comply with the requirements of these codes and practices. Further, the FCA and other international regulators and competent authorities may change or introduce new laws or regulations that materially impact the membership, package enhancement and other services we provide.

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

We are a highly leveraged company. As of December 31, 2014, we had approximately $2.3 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, require quarterly principal payments on Affinion’s first lien term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2014, our estimated annual 2015 principal and interest payments on our debt will be approximately $187.0 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

All of the debt under our senior secured credit facility is variable-rate debt, subject to a minimum LIBOR floor.

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

The terms of Affinion’s senior secured credit facility and the indentures governing the Affinion 2010 senior notes and the Affinion 2013 senior subordinated notes and our PIK Toggle senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;
•	sell preferred stock of a restricted subsidiary;
•	pay dividends and make other restricted payments (including payments of certain junior debt);
•	create or incur certain liens;
•	make certain investments;
•	engage in sales of assets and subsidiary stock;
•	enter into transactions with affiliates; and
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, Affinion’s senior secured credit facility requires Affinion to maintain a maximum senior secured leverage ratio. As a result of these covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

any of which could result in an event of default under the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes and our PIK Toggle senior notes.

If the indebtedness under Affinion’s senior secured credit facility, Affinion 2010 senior notes, Affinion’s 2013 senior subordinated notes or our PIK Toggle senior notes were to be accelerated, there can be no assurance that Affinion’s or our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes, Affinion’s senior secured credit facility and our PIK Toggle senior notes contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2014, we had $61.7 million available for additional borrowing under the revolving loan commitments under Affinion’s senior secured credit facility, after giving effect to $13.3 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “—Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including Affinion’s senior secured credit facility and the indentures governing the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes and our PIK Toggle senior notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, none of our equityholders, including Apollo (as defined below), General

Atlantic, the holders of warrants and their respective affiliates, have any continuing obligation to provide us with debt or equity financing.

We are a holding company with no direct operations and no significant assets other than the direct and indirect ownership of its subsidiaries and all of its net revenues are earned by our direct and indirect subsidiaries. Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

We are a holding company and all of our operations are conducted by our subsidiaries. Therefore, our cash flows and our ability to service indebtedness will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.

The terms of Affinion’s senior secured credit facility, the terms of the indentures governing our PIK Toggle senior notes and the terms of the indentures governing the Affinion senior notes and Affinion 2013 senior subordinated notes each significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of those debt instruments provide us with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. The terms of any future indebtedness incurred by us or any of our subsidiaries may include additional restrictions on their ability to make funds available to us, which may be more restrictive than those contained in the terms of Affinion’s senior secured credit facility, the terms of the indenture governing our PIK Toggle senior notes and the terms of the indentures governing the Affinion senior notes and the Affinion 2013 senior subordinated notes.

Our subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have historically experienced net losses and negative working capital.

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital. For the years ended December 31, 2014, 2013 and 2012, we had net losses attributable to us of $428.7 million, $135.5 million and $139.6 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2014, 2013 and 2012 was $192.2 million, $138.4 million and $111.9 million, respectively.

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

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indentures governing the notes, which contractual obligations may be amended without your consent.

Our obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act was automatically terminated when our 11.625% senior notes due 2015 (the “11.625% senior notes”) were held by fewer than 300 persons on January 1, 2014 and the PIK Toggle senior notes have not been, and are not required to be, registered under the Securities Act. Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our PIK Toggle senior notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing the PIK Toggle senior notes. We expect that such periodic reports filed by us as a voluntary filer will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indenture governing the PIK Toggle senior notes with the consent of the holders of at least a majority of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

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

Further, we also have experienced a net loss of members and end-customers due to the regulatory issues at our financial institution marketing partners, which have and may continue to cause, such partners to cancel the membership of certain members and end-customers. Partially as a result of these factors, we have experienced a decline in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue. Additionally, we expect to continue to see a net loss of members and end-customers as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline.

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

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our marketing partners. In 2014, we derived approximately 35% of our net revenues from members and end-customers we obtained through the 10 largest marketing partners of our more than 5,500 marketing partners.

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

Our typical membership products agreements with marketing partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. However, in some cases, our marketing partners have violated, and others may in the future nonetheless violate, their contractual obligations and cease facilitating the billing of such existing members. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also have required, and may continue to require, us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us or due to a change in the law or regulations. If more of these marketing partners were to terminate our agreements with them, and require us to cease providing our services to, or cease billing, their customers, then we could continue to lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. In excess of 95% of our domestic new member and end-customer enrollments for the year ended December 31, 2014 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We have experienced recent declines in our Adjusted EBITDA and may be unable to achieve annual Adjusted EBITDA growth in future periods.

In 2014, we experienced a decline in our Adjusted EBITDA compared to 2013. We may not be able to achieve annual Adjusted EBITDA growth in future periods and our Adjusted EBITDA may continue to decline. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Information.” In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain key marketing partners and loyalty clients and expand those relationships, develop relationships with new key marketing partners and loyalty clients, grow our loyalty and international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Experian, Equifax, TransUnion, Intersections, Sisk, Epsilon, Assurant and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the Financial Conduct Authority in the United Kingdom (the “FCA”). These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, minimum financial resources and the contracting process with consumers. In addition, our European and international business, as a whole, is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing. “Distance selling” information and cancellation rules must also be followed in the European Union and other international countries when we contract with consumers at a distance including via post, phone, email, text or website. In the latter case, electronic commerce rules also come into play. In the European Union, these distance selling and e-commerce rules had to be implemented by each member state no later than June 13, 2014, and which include requirements regarding the purchase of goods and services on the internet or by phone. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Other rules to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different member states have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

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

The enactment of Dodd-Frank and the regulations promulgated thereunder, including those implemented by the CFPB, have imposed additional reporting, supervisory and regulatory requirements on, as well as resulted in inquiries of, us and our marketing partners. In addition, the CFPB or other bank oversight federal agencies, such as the OCC and FCA, have issued and may continue to issue rulings or findings or enter into a settlement or consent orders with one or more of our financial institution marketing partners that relate to the products or services we provide to such financial institution, which could adversely affect our marketing with those marketing partners or require changes to our products or services to consumers and could have a material adverse effect on our business, financial condition and results of operations. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with. As a result of these regulations, supervisory audits and inquiries, settlements and consent orders, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse effect on our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. Any changes to applicable regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. For further discussion of current legal and regulatory actions against us, see “—We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.”

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

We are involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices. As a result, we may be subject to indemnification obligations under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. notified us that they have commenced an arbitration proceeding against us seeking, among other things, indemnification for losses, costs, and liabilities that Bank of America and FIA Card Services, N.A. incurred relating to our identity theft protection products that were the subject of the OCC and CFPB Consent Orders, which losses include customer refunds and reasonable attorneys’ fees and expenses. For additional information regarding this matter, see “Item 3. Legal Proceedings.”

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and U.K. regulatory agencies relating to the marketing of its membership programs and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Dodd-Frank Act. The Company has responded to the NORA letter, but has not yet commenced discussions with the CFPB regarding settlement. By way of further example, in January 2015, following voluntary discussions with the FCA during which no formal investigation was required, Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which will allow eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement must be approved by a majority of those affected consumers who vote at a creditors’ meeting due to be held on June 30, 2015, and must then be approved by the High Court in London at a hearing due to be held in July 2015. Settlement or other final resolution of such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief. For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

Our future success is dependent on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2014. A significant and prolonged downturn in the financial institution industry, or the continued trend in that industry to reduce or eliminate its use of our programs, products and services, could result in a further loss of members and end-customers and could continue to reduce our revenues and profitability. Additionally, our financial institution marketing partners are subject to extensive regulations, such as Dodd-Frank. The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have subjected our financial institution marketing partners to increased regulatory oversight and scrutiny regarding their compliance with consumer laws and regulations that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

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

We have recently recorded a significant impairment to goodwill and may record future impairment charges that could materially adversely impact our consolidated financial statements.

We perform our annual impairment assessment of goodwill as of December 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit utilizing a combination of the income and market approaches and incorporate assumptions that we believe marketplace participants would utilize. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize to determine the fair value of our Membership Products segment, we recorded an impairment loss during the fourth quarter of 2014 of $292.4 million, representing approximately 76.6% of the goodwill ascribed to our Membership Products segment.

We have experienced a net loss of members and end-customers due to the regulatory issues at our financial institution marketing partners and we anticipate this trend will continue.  We may not be successful in adding new members from our large financial institutional marketing partners or retail marketing partners as estimated, or even if we do add new members as estimated, that such new members will be as profitable as estimated. To the extent that net revenues in our Membership Products segment continue to deteriorate in the near future, or we do not meet our expected performance in our Membership Products segment or our other reporting units, additional goodwill impairment charges may be required in future periods. If we are required to record additional impairment charges in the future, this could have a material adverse impact on our consolidated financial statements.

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

Approximately 68% of the common stock of Affinion Holdings is beneficially owned by investment funds affiliated with Apollo, and 20.6% is beneficially owned by investment funds affiliated with General Atlantic (44.5% and 13.5%, respectively, of our common stock after giving effect to the exercise of the outstanding Series A warrants, but before giving effect to outstanding vested options and the outstanding Series B warrants). As a result, investment funds affiliated with Apollo control us and have the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Affinion Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Affinion Holdings Stockholder Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors”), as amended. Under the Affinion Holdings Stockholder Agreement, as amended, and the Warrantholder Rights Agreement, as amended, investment funds affiliated with Apollo have the right to nominate seven of our directors, certain limited partnerships sponsored by General Atlantic have the right to nominate three of our directors, and the holders of Series A warrants (together with the holders of any shares of Class B common stock issued upon the exercise thereof) have the right to nominate one of our directors until the fourth anniversary of the issuance of the Series A warrants. Our Board of Directors currently consists of nine directors; however, pursuant to the Affinion Holdings Stockholder Agreement, upon the demand of either the investment funds affiliated with Apollo or the limited partnerships sponsored by General Atlantic, we will be required to increase the size of our Board of Directors in order to permit such demanding part(ies) to fully exercise their rights to nominate directors under the Affinion Holdings Stockholder Agreement. If a Control Event shall have occurred, thereafter, subject to applicable law and the Warrantholder Rights Agreement, the holders of Class B common stock will have the right to nominate and elect a majority of our directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements

with Certain Investors” for a more detailed summary of the terms of the Warrantholder Rights Agreement. In addition, the Affinion Holdings Stockholder Agreement, as amended, provides for the nomination of Mr. Todd Siegel as a director in his capacity as our Chief Executive Officer and for the nomination of Mr. Nathaniel J. Lipman as a director. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Affinion Holdings’ indebtedness, in each case, subject to the terms of Affinion’s senior secured credit facility and the indentures governing the PIK Toggle senior notes, the Affinion 2010 senior notes and the Affinion 2013 senior subordinated notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2014, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
Boise, ID	Call Center
Chicago, IL	Sales, Marketing and Call Center
Dublin, OH	Software Development, vacant
Eden Prairie, MN	Connexions Headquarters
Franklin, TN (2 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center and Call Center
Phoenix, AZ	Sales and Marketing
Richmond, VA	Loyalty Products Operations and Call Center
San Carlos, CA	Sales and Support
St. Louis, MO	Call Center
Trumbull, CT	Call Center/ Data Ops Center
Wakefield, MA	Data Ops Center
Westerville, OH	Call Center and Software Development

International Facilities
Slough, United Kingdom	International Headquarters
Amsterdam, Holland	Administration, Sales and Marketing
Berlin, Germany	Call Center
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing

Location	Function
Kettering, United Kingdom	Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales, Marketing and Call Center
Milan, Italy	Sales, Marketing and Call Center
Nyon, Switzerland	Administration, Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France (2 sites)	Sales, Marketing and Call Center
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2014, 2013 and 2012 was $18.5 million, $21.8 million and $20.0 million, respectively.

Item 3.	Legal Proceedings

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act (“ECPA”), the Connecticut Unfair Trade Practices Act (“CUTPA”), the Racketeer Influenced Corrupt Organizations Act (“RICO”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013. On September 25, 2013, the court held oral argument on the motions to dismiss. On March 28, 2014, the court ruled on the motions to dismiss, granting them in part and denying them in part. The court dismissed the Plaintiffs’ RICO claims and claims under the California Automatic Renewal Statute as to all defendants. The court also dismissed certain named Plaintiffs as their claims were barred either by the statute of limitations and/or a prior settlement agreement. Certain Defendants were also dismissed from the case. The court also struck certain allegations from the consolidated amended complaint, including certain of Plaintiffs’ class action allegations under CUTPA. As to the Company and Trilegiant, the court denied the motion to dismiss certain Plaintiffs’ claims under ECPA and for unjust enrichment, as well as certain other claims of Plaintiffs under CUTPA.

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

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the Court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the Court denied plaintiff’s motion to strike.  The Court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The Court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery is currently stayed in the case. The July 17, 2014 order indicated that the Court will set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff’s opposition brief is due on March 24, 2015, and the defendants’ reply briefs in response to that opposition are due on April 24, 2015.  The Court has not yet scheduled a hearing on the defendants’ motions to dismiss the second amended complaint.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the Court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the Court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the Court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument. On September 29, 2014, the Court dismissed the plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The Court allowed the plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint would not be futile. On October 27, 2014, the plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. However, the Court has not yet decided or scheduled a hearing on the plaintiff’s motion.

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  By rule, the Company has until March 25, 2015, to object to the magistrate judge’s recommendation.  Any objection will be decided by district court judge, and the Company intends to pursue such an objection.

On May 12, 2014, a class action lawsuit was filed against the Company and one of its clients in the United States District Court, Northern District of California – San Francisco Division. The complaint alleges plaintiff was unknowingly enrolled in and charged for an Identity Theft Protection program.  The defendants moved to compel individual arbitration of the case or in the alternative to dismiss the case, and briefing on that motion concluded on September 26, 2014. On October 31, 2014, the court granted the Company’s motion to compel individual arbitration of the case. There has been no activity in the matter since that time.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with state consumer protection statutes. On October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Under the settlement, the Company admitted no wrong-doing with respect to such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 48 jurisdictions participating in the settlement and reimburse the participating jurisdictions for their investigatory costs in an amount of $13.5 million. At December 31, 2014, all payments to the jurisdictions and consumers had been made. The settlement did not include any fine or penalty payments.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA during which no formal investigation was required, and from which no fines or finding of fault will result, Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which will allow eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement must be approved by a majority of those affected consumers who vote at a creditors’ meeting due to be held on June 30, 2015, and must then be approved by the High Court in London at a hearing due to be held in July 2015. Based on the information currently available, the Company has recorded an estimated liability that represents AIL’s portion of potential consumers’ refunds to be paid as part of such joint arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process.  Dispositive motions will be briefed in August 2015, and assuming those are unsuccessful in resolving all outstanding disputes between the parties, the final arbitration hearing is scheduled to take place in mid-October 2015.  Assuming the parties submit post-hearing memoranda, a decision is not expected until late 2015 or early 2016.

In September 2014, the Company received a Notice and Opportunity to Respond and Advise ("NORA") letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. The Company has responded to the NORA letter, but has not yet commenced discussions with the CFPB regarding settlement.  Based on the information currently available, the Company has recorded an estimated liability that represents potential consumer refunds and civil monetary penalties to be paid as part of a potential future settlement of the CFPB’s allegations. In connection with the contemplated action, the CFPB may also seek injunctive relief.  At this time, it is not possible to predict what, if any, injunctive relief will be sought.

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

We are a wholly-owned subsidiary of Affinion Group Holdings, LLC, an affiliate of Apollo, our principal equity sponsor, and there is no established trading market for our common stock. As of February 25, 2015, approximately 68% of our common stock was beneficially owned by investment funds affiliated with Apollo. There were approximately 90 holders of record of our Class A common stock and no holders of our Class B common stock.

Dividends

During 2012, 2013 and 2014, we made no cash distributions to our shareholders. We are a holding company and have no direct operations and no significant assets other than ownership of 100% of the stock of Affinion. As a result, the terms of Affinion’s senior secured credit facility and the indentures governing the Affinion senior notes and the Affinion 2013 senior subordinated notes, which significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us, significantly limit our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.” In addition, the Warrantholder Rights Agreement restricts our ability to make non-pro rata redemptions, dividends or distributions in which the exercisable warrants are not permitted to participate, See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors.”

Recent Sales of Unregistered Securities

None.

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income data and cash flows data of Affinion Holdings for each of the three years in the period ended December 31, 2014, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion Holdings as of December 31, 2012, 2011 and 2010 has been derived from the audited balance sheet of Affinion Holdings as of December 31, 2012, 2011 and 2010, respectively, and the related consolidated statements of comprehensive income data and cash flow data of Affinion Holdings for the years ended December 31, 2011 and 2010 have been derived from the audited consolidated financial statements of Affinion Holdings for the years ended December 31, 2011 and 2010, respectively, none of which is included herein.

	For the Years Ended December 31,
	2014 (1)	2013	2012 (2)	2011 (3)	2010 (4)
	(in millions)
Consolidated Statement of Comprehensive Income Data:
Net revenues	$1,242.8	$1,334.7	$1,494.6	$1,535.2	$1,376.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	481.9	533.2	600.1	637.7	583.3
Operating costs	411.9	439.4	459.5	441.5	375.8
General and administrative	172.9	157.0	150.7	167.9	157.9
Impairment of goodwill and other long-lived assets	292.4	1.6	39.7	—	—
Facility exit costs	2.7	0.5	(0.9)	6.2	8.0
Depreciation and amortization	109.7	113.9	184.5	238.7	195.2
Total expenses	1,471.5	1,245.6	1,433.6	1,492.0	1,320.2
Income (loss) from operations	(228.7)	89.1	61.0	43.2	56.1
Interest income	0.3	0.4	0.9	1.1	0.8
Interest expense	(223.7)	(206.5)	(190.4)	(188.8)	(192.6)
Loss on extinguishment of debt	(14.6)	(4.6)	—	—	(39.7)
Loss on redemption of preferred stock	—	—	—	(6.5)	—
Other income (expense), net	—	0.1	(0.2)	0.2	(1.9)
Loss before income taxes and non-controlling interest	(466.7)	(121.5)	(128.7)	(150.8)	(177.3)
Income tax benefit (expense)	38.5	(13.6)	(10.2)	(5.2)	(12.8)
Net loss	(428.2)	(135.1)	(138.9)	(156.0)	(190.1)
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.7)	(0.9)	(1.0)
Net loss attributable to Affinion Group Holdings, Inc.	$(428.7)	$(135.5)	$(139.6)	$(156.9)	$(191.1)
Cash distributions to common shareholders (5)	—	—	—	$241.6	—
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$32.3	$20.1	$51.9	$106.4	$164.2
Working capital deficit	(192.2)	(138.4)	(111.9)	(112.6)	(31.6)
Total assets	1,019.6	1,368.2	1,496.6	1,676.7	1,564.9
Total debt	2,272.7	2,258.2	2,246.0	2,255.9	2,014.8
Mandatorily redeemable preferred stock	—	—	—	—	39.8
Total Affinion Group Holdings, Inc. deficit	(1,847.6)	(1,520.9)	(1,414.1)	(1,281.1)	(1,174.8)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$37.0	$1.2	$31.1	$65.1	$78.5
Investing activities	(70.9)	(51.1)	(68.3)	(61.0)	(210.2)
Financing activities	48.1	18.1	(18.0)	(61.1)	228.7
Other Financial Data:
Capital expenditures	$51.0	$46.3	$51.7	$56.9	$39.9
Ratio of earnings to fixed charges (6)	—	—	—	—	—
(1)

Includes the results of Propp Corp., a provider of one-time use incentives for customer acquisition and retention, and SkyMall Ventures LLC (“SkyMall”), a provider of merchandise, gift cards and experiential rewards for loyalty programs, from their acquisition dates, which were July 1, 2014 and September 9, 2014, respectively. Additional information about the SkyMall acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(2)

Includes the results of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency, from the acquisition date, which was November 14, 2012. Additional information about the Back-Up and Travel acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(3)	Includes the results of Webloyalty and Prospectiv from their acquisition dates, which were January 14, 2011 and August 1, 2011, respectively.
(4)	Includes the results of Connexions from its acquisition date which was July 1, 2010.
(5)	The January 2011 and February 2011 dividends were declared when we had an accumulated deficit. Accordingly, the dividends were charged as a reduction of capital in excess of par value.
(6)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $466.7 million, $121.5 million, $128.7 million, $150.8 million and $177.3 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2014 to 2013 and December 31, 2013 to 2012. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2014, 2013 and 2012 and our financial condition as of December 31, 2014, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

We are one of the world’s leading customer engagement and loyalty solutions companies. We design, market and service programs that strengthen and extend customer relationships for many of the world’s largest and most respected companies. Our programs and services include:

•	Loyalty programs that help reward, motivate and retain consumers,
•	Membership programs that help consumers save money and gain peace of mind,
•	Package programs that bundle valuable discounts, protection and other benefits to enhance customer relationships, and
•	Insurance programs that help protect consumers in the event of a covered accident, injury, illness, or death.

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

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brands among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

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

As of December 31, 2014, we had approximately 59 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 62 million customers who received credit or debit card enhancement services or loyalty points-based management services.

We organize our business into four business segments:

•

Membership Products. We design, implement and market subscription programs that provide our members in North America with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions in North America. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Global Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2014, managed programs representing an aggregate estimated redemption value of approximately $2.85 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2014, we facilitated approximately $2.0 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

•

International Products. International Products comprises our Membership and Package customer engagement businesses outside North America and also includes a discrete loyalty program benefit provider. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. In 2012, we expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, we undertook business activities in Australia.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the years ended December 31, 2014, 2013 and 2012, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with certain of the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. In 2014, we transitioned a significant portion of our AD&D business from our former primary insurance carrier to new carriers that receive a fixed distribution of collected premiums rather than participating in the profit-sharing arrangement. As a result of the substantial completion of this transition, a significant portion of the business is no longer subject to profit-sharing arrangements. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying audited consolidated statements of comprehensive income.

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

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (“Affinion”), a wholly owned subsidiary of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

Back-Up and Travel were owned by Turkey’s largest retail group at that time and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition enabled the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

On September 8, 2014, the Company entered into a Membership Interest Purchase Agreement (the “SkyMall Agreement”) that resulted in the acquisition on September 9, 2014 of SkyMall Ventures, LLC (“SkyMall”), a provider of merchandise, gift cards and experiential rewards for loyalty programs. In accordance with the SkyMall Agreement, the Company acquired all of the outstanding membership interests in SkyMall for an upfront cash payment of approximately $18.4 million, plus a working capital adjustment of $0.4 million, and contingent consideration of up to $3.9 million payable approximately one year after the acquisition date.

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

2014 Exchange Offer and Pre-Emptive Rights Offering

On June 9, 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for Series A warrants to purchase up to approximately 30.3 million shares of Affinion Holdings Class B common stock. In addition, on June 9, 2014, in connection with a pre-emptive rights offer, Affinion Holdings issued Series A warrants to purchase up to approximately 1.2 million shares of Affinion Holdings’ Class B common stock in exchange for cash proceeds of approximately $3.8 million.

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

	Three Months Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013	2012
Global Average Subscribers, excluding Basic Insureds	38,666	39,242	39,334	40,692	43,855
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$27.61	$27.62	$27.00	$28.66	$30.30
Global Membership Subscribers
Average Global Retail Subscribers (2)	7,429	8,122	7,606	8,851	10,563
Annualized Net Revenue Per Global Average Subscriber (1)	$83.42	$79.81	$86.20	$80.84	$79.74
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	27,539	27,268	27,972	27,902	29,147
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$6.59	$7.17	$6.61	$7.33	$7.61
Global Insureds
Average Supplemental Insureds (2)	3,698	3,852	3,756	3,939	4,145
Annualized Net Revenue Per Supplemental Insured (1)	$72.02	$62.34	$59.00	$62.46	$63.87
Global Average Subscribers, including Basic Insureds	58,543	59,864	59,461	61,664	65,821

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes our consolidated results of operations for the years ended December 31, 2014 and 2013:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2014	2013	(Decrease)
	(in millions)
Net revenues	$1,242.8	$1,334.7	$(91.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	481.9	533.2	(51.3)
Operating costs	411.9	439.4	(27.5)
General and administrative	172.9	157.0	15.9
Impairment of goodwill and other long-lived assets	292.4	1.6	290.8
Facility exit costs	2.7	0.5	2.2
Depreciation and amortization	109.7	113.9	(4.2)
Total expenses	1,471.5	1,245.6	225.9
Income (loss) from operations	(228.7)	89.1	(317.8)
Interest income	0.3	0.4	(0.1)
Interest expense	(223.7)	(206.5)	(17.2)
Loss on extinguishment of debt	(14.6)	(4.6)	(10.0)
Other income (expense), net	−−	0.1	(0.1)
Loss before income taxes and non-controlling interest	(466.7)	(121.5)	(345.2)
Income tax benefit (expense)	38.5	(13.6)	52.1
Net loss	(428.2)	(135.1)	(293.1)
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)
Net loss attributable to Affinion Group Holdings, Inc.	$(428.7)	$(135.5)	$(293.2)

Summary of Operating Results for the Year Ended December 31, 2014

The following is a summary of changes affecting our operating results for the year ended December 31, 2014.

Net revenues decreased $91.9 million, or 6.9%, for the year ended December 31, 2014 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in our Membership Products business and lower revenue in our Insurance and Package Products business primarily from a higher cost of insurance and lower Package members partially offset by an increase in International net revenues primarily from higher retail membership revenue associated with increased members.

         Segment EBITDA decreased $322.0 million as the impact of an impairment charge of $292.4 million recorded in 2014 related to the Membership business, the lower net revenues and higher general and administrative costs were partially offset by lower marketing and commissions and lower operating costs.

Historical 2014 Compared to Historical 2013

        The following section provides an overview of our consolidated results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Net Revenues. During the year ended December 31, 2014 we reported net revenues of $1,242.8 million, a decrease of $91.9 million, or 6.9%, as compared to net revenues of $1,334.7 million in the comparable period of 2013.  Net revenues of our Membership Products decreased $85.0 million primarily due to a decline in retail member volumes related to the continuing regulatory challenges facing our large financial institution partners with respect to new marketing campaign launches.  Insurance and Package Products revenues decreased $34.5 million primarily due to a higher cost of insurance from higher claims experience principally in the second and third quarters partially offset by lower claims in the fourth quarter. We continue to believe this is largely due to an acceleration of claims from future periods into this period in connection with the conversion to our new primary insurance carrier. Package revenue declined primarily due to the impact of lower average Package members. Global Loyalty Products net revenues increased $1.1 million as revenue from higher travel volume and the SkyMall Ventures acquisition in mid-September was partially offset by lower revenues due to the slower ramp-up of new client programs. International Products net revenues increased $26.2 million primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and the absence of a non-recurring, non-cash charge of $8.2 million recorded in 2013 in connection with the recognition of retail revenue on a basis consistent with the Membership business.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $51.3 million, or 9.6%, to $481.9 million for the year ended December 31, 2014 from $533.2 million for the year ended December 31, 2013. Marketing and commission expense decreased $43.2 million in Membership primarily due to lower commissions from lower retail member volumes, fewer marketing opportunities and a migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Costs decreased in our Insurance and Package business by $16.2 million primarily due to higher marketing spend incurred in 2013 related to the conversion to our new primary insurance carrier along with lower commissions. These decreases were partially offset by an increase of $7.6 million in our International business primarily from increased spending in our offline retail channel, higher commissions and an increase due to foreign exchange.

Operating Costs. Operating costs decreased by $27.5 million, or 6.3%, to $411.9 million for the year ended December 31, 2014 from $439.4 million for the year ended December 31, 2013. Operating costs decreased $28.5 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes and lower product and servicing costs in our Insurance and Package business of $2.6 million primarily from lower Package members. These decreases were partially offset by an increase of $4.9 million in our International business primarily due to higher product, servicing and employee related costs.

General and Administrative Expense. General and administrative expense increased by $14.8 million, or 9.4% to $171.5 million for the year ended December 31, 2014 from $156.7 million for the year ended December 31, 2013. General and administrative costs increased $20.9 million in our International business primarily due to recording additional legal reserves and fees of $22.4 million related to the FCA inquiry. Costs increased $8.1 million in our Membership business primarily due to an increase in legal reserves of $12.0 million related to the CFPB inquiry, partially offset by lower employee related costs.  Corporate costs decreased $0.5 million primarily from a decrease of $4.3 million in professional fees associated with debt amendments partially offset by $3.4 million from the unfavorable impact of unrealized foreign exchange on intercompany borrowings recorded in 2014 as compared to 2013.  Costs decreased in our Insurance and Package business by $13.8 million primarily due to the benefit of the absence in 2014 of a charge recorded in 2013 for $14.5 million related to a contract termination settlement with our former primary insurance carrier as part of our decision to transfer a significant portion of our AD&D business to a new carrier.

Impairment of Goodwill and Other Long-Lived Assets. Our 2014 operating results include an impairment charge of $292.4 million based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products. Our 2013 operating results include an impairment charge of $1.6 million related to Prospectiv’s remaining unamortized intangible assets of $1.3 million and the net book value of property and equipment of $0.3 million, primarily the result of lower projected future cash flows.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.2 million for the year ended December 31, 2014 to $109.7 million from $113.9 million for the year ended December 31, 2013, primarily from recording lower amortization of $2.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2014 as compared to 2013 in the amount of $6.7 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense increased $4.5 million primarily the result of recent capital expenditures related to various upgrades in international systems.

Interest Expense. Interest expense increased by $17.2 million, or 8.3%, to $223.7 million for the year ended December 31, 2014 from $206.5 million for the year ended December 31, 2013, primarily due to higher interest expense from higher interest rate debt as a result of the debt exchange completed in the fourth quarter of 2013, higher interest expense associated with higher Affinion revolving credit facility borrowings and higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 amendment of the Affinion senior secured credit facility. These increases were partially offset by a favorable reserve adjustment recorded in the third quarter of 2014.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $14.6 million of unamortized deferred financing costs and debt discount associated with the May 2014 amendment to Affinion’s senior secured credit facility and the debt exchange completed in the second quarter of 2014.

Income Tax Benefit (Expense). The income tax provision decreased by $52.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a decrease in the current state and foreign tax liabilities and the deferred federal and state tax liabilities primarily due to the goodwill impairment charge for the year ended December 31, 2014, partially offset by an increase in the foreign deferred tax liabilities for the same period.

The Company’s effective income tax rates for the year ended December 31, 2014 and 2013 were 8.3% and (11.2)%, respectively. The difference in the effective tax rates for the year ended December 31, 2014 and 2013 is primarily a result of the increase in loss before income taxes from $121.5 million for the year ended December 31, 2013 to $466.7 million for the year ended December 31, 2014 and a decrease in income tax expense from $13.6 million for the year ended December 31, 2013 to a benefit of $38.5 million for the year ended December 31, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in millions)
Membership Products	$446.9	$531.9	$(85.0)	$62.2	$85.9	$(23.7)
Insurance and Package Products	264.0	298.5	(34.5)	63.1	65.0	(1.9)
Global Loyalty Products	170.9	169.8	1.1	68.1	67.0	1.1
International Products	362.9	336.7	26.2	2.6	9.8	(7.2)
Eliminations	(1.9)	(2.2)	0.3	—	—	—
Total products	1,242.8	1,334.7	(91.9)	196.0	227.7	(31.7)
Corporate	—	—	—	(22.6)	(23.1)	0.5
Impairment of goodwill and other long-lived assets	—	—	—	(292.4)	(1.6)	(290.8)
Total	$1,242.8	$1,334.7	$(91.9)	(119.0)	203.0	(322.0)
Depreciation and amortization				(109.7)	(113.9)	4.2
Income (loss) from operations				$(228.7)	$89.1	$(317.8)

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 17 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Membership Products. Membership Products net revenues decreased by $85.0 million, or 16.0%, to $446.9 million for the year ended December 31, 2014 as compared to $531.9 million for the year ended December 31, 2013. Net revenues decreased primarily due to a decline in retail member volumes related to the continuing regulatory challenges facing our large financial institution partners with respect to new marketing campaign launches.

Segment EBITDA decreased by $23.7 million, or 27.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Segment EBITDA decreased as the impact of the lower net revenues of $85.0 million and higher general and administrative costs of $8.1 million was partially offset by lower marketing and commissions of $43.2 million and lower operating costs of $28.5 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, fewer marketing opportunities and a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased primarily due to an increase in legal reserves of $12.0 million related to the CFPB inquiry, partially offset by lower employee related costs.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $34.5 million, or 11.6%, to $264.0 million for the year ended December 31, 2014 as compared to $298.5 million for the year ended December 31, 2013. Insurance revenue decreased approximately $25.2 million primarily due to a higher cost of insurance from higher claims experience principally in the second and third quarters partially offset by lower claims in the fourth quarter. We continue to believe this is largely due to an acceleration of claims from future periods into this period in connection with the conversion to our new primary insurance carrier. Package revenue decreased approximately $9.3 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $1.9 million, or 2.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as the lower net revenue of $34.5 million was partially offset by lower marketing and commissions of $16.2 million, lower general and administrative costs of $13.8 million and lower operating costs of $2.6 million. The lower marketing and commissions was primarily due to higher marketing spend incurred in 2013 related to the conversion to our new primary insurance carrier. General and administrative costs decreased primarily from the absence in 2014 of costs associated with a contract termination settlement with our former primary insurance carrier recorded in 2013 totaling $14.5 million. Operating costs decreased from lower product and servicing costs related to lower Package members.

Global Loyalty Products. Revenues from Global Loyalty Products increased by $1.1 million, or 0.6%, for the year ended December 31, 2014 to $170.9 million as compared to $169.8 million for the year ended December 31, 2013 as increased revenues from higher travel volume and the contributions from the acquisition of SkyMall Ventures on September 9, 2014 were partially offset by lower revenues due to the slower ramp-up of new client programs.

Segment EBITDA increased by $1.1 million, or 1.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the increase in net revenues as total operating expenses were essentially flat in 2014 as compared to 2013.

International Products. International Products net revenues increased by $26.2 million, or 7.8%, to $362.9 million for the year ended December 31, 2014 as compared to $336.7 million for the year ended December 31, 2013. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and the absence of a non-recurring, non-cash charge of $8.2 million recorded in 2013 in connection with the recognition of retail revenue on a basis consistent with the Membership business.

Segment EBITDA decreased by $7.2 million, or 73.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as the positive impact of the higher revenue of $26.2 million was more than offset by higher marketing and commissions of $7.6 million, higher operating costs of $4.9 million and higher general and administrative expenses of $20.9 million. Marketing and commissions increased primarily from increased spending in our offline retail channel, higher commissions and the impact of foreign exchange. Operating costs increased primarily from higher product, servicing and employee related costs. General and administrative costs increased primarily due to recording additional legal reserves and fees of $22.4 million related to the FCA inquiry.

Corporate

Corporate costs decreased by $0.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily from a decrease of $4.3 million in professional fees associated with debt amendments partially offset by $3.4 million from the unfavorable impact of unrealized foreign exchange on intercompany borrowings recorded in 2014 as compared to 2013.

Impairment of Goodwill and Other Long-Lived Assets

Our 2014 operating results include an impairment charge of $292.4 million based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products. Our 2013 operating results include an impairment charge of $1.6 million related to Prospectiv’s remaining unamortized intangible assets of $1.3 million and the net book value of property and equipment of $0.3 million, primarily the result of lower projected future cash flows.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2013 and 2012:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2013	2012	(Decrease)
	(in millions)
Net revenues	$1,334.7	$1,494.6	$(159.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	533.2	600.1	(66.9)
Operating costs	439.4	459.5	(20.1)
General and administrative	157.0	150.7	6.3
Impairment of goodwill and other long-lived assets	1.6	39.7	(38.1)
Facility exit costs	0.5	(0.9)	1.4
Depreciation and amortization	113.9	184.5	(70.6)
Total expenses	1,245.6	1,433.6	(188.0)
Income from operations	89.1	61.0	28.1
Interest income	0.4	0.9	(0.5)
Interest expense	(206.5)	(190.4)	(16.1)
Loss on extinguishment of debt	(4.6)	—	(4.6)
Other income (expense), net	0.1	(0.2)	0.3
Loss before income taxes and non-controlling interest	(121.5)	(128.7)	7.2
Income tax expense	(13.6)	(10.2)	(3.4)
Net loss	(135.1)	(138.9)	3.8
Less: net income attributable to non-controlling interest	(0.4)	(0.7)	0.3
Net loss attributable to Affinion Group Holdings, Inc.	$(135.5)	$(139.6)	$4.1

Summary of Operating Results for the Year Ended December 31, 2013

The following is a summary of changes affecting our operating results for the year ended December 31, 2013.

Net revenues decreased $159.9 million, or 10.7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily from lower retail revenues from a decline in retail member volumes in our Membership Products business and lower revenue in our Insurance and Package Products business primarily from lower supplemental insureds, a higher cost of insurance, and lower package members which was partially offset by growth from existing clients in our Global Loyalty Products business. International Products net revenues increased primarily from higher retail membership revenue associated with increased members.

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

Net Revenues. During the year ended December 31, 2013 we reported net revenues of $1,334.7 million, a decrease of $159.9 million, or 10.7%, as compared to net revenues of $1,494.6 million for the year ended December 31, 2012. Net revenues of our Membership Products decreased $174.2 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Insurance and Package Products revenues decreased $33.5 million primarily from the impact of lower average supplemental insureds along with a higher cost of insurance from higher claims experience. Package revenue decreased from the impact of lower average package members. Global Loyalty Products net revenues increased $14.2 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $33.5 million primarily from higher retail membership revenue associated with increased members, revenue from our Turkish business acquired in the fourth quarter of 2012 and a favorable currency impact from the weaker U.S. dollar of $4.7 million partially offset by a non-recurring, non-cash adjustment in connection with the recognition of retail revenue on a basis consistent with that of the Membership business.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $70.6 million for the year ended December 31, 2013 to $113.9 million from $184.5 million for the year ended December 31, 2012, primarily from recording lower amortization of $45.0 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2013 as compared to 2012 in the amount of $14.2 million related to intangible assets acquired in the Webloyalty acquisition, principally member relationships which were amortized on an accelerated basis. Depreciation expense decreased $9.8 million primarily due to higher depreciation expense recorded in 2012 in our International business principally the result of a reduction in the estimated useful lives of certain computer systems.

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

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in millions)
Membership Products	$531.9	$706.1	$(174.2)	$85.9	$125.2	$(39.3)
Insurance and Package Products	298.5	332.0	(33.5)	65.0	103.9	(38.9)
Global Loyalty Products	169.8	155.6	14.2	67.0	54.6	12.4
International Products	336.7	303.2	33.5	9.8	19.6	(9.8)
Eliminations	(2.2)	(2.3)	0.1	—	—	-
Total products	1,334.7	1,494.6	(159.9)	227.7	303.3	(75.6)
Corporate	—	—	—	(23.1)	(18.1)	(5.0)
Impairment of goodwill and other long-lived assets	—	—	—	(1.6)	(39.7)	38.1
Total	$1,334.7	$1,494.6	$(159.9)	$203.0	$245.5	(42.5)
Depreciation and amortization				(113.9)	(184.5)	70.6
Income from operations				$89.1	$61.0	$28.1

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 17 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

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

Global Loyalty Products. Revenues from Global Loyalty Products increased by $14.2 million, or 9.1%, for the year ended December 31, 2013 to $169.8 million as compared to $155.6 million for the year ended December 31, 2012 primarily due to growth from existing clients.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2014 and December 31, 2013

	December 31,	December 31,	Increase
	2014	2013	(Decrease)
	(in millions)
Total assets	$1,019.6	$1,368.2	$(348.6)
Total liabilities	2,866.1	2,888.0	(21.9)
Total deficit	(1,846.5)	(1,519.8)	(326.7)

Total assets decreased by $348.6 million principally due to (i) a decrease in goodwill of $284.1 million, principally due to the write-off of $292.4 million of goodwill attributed to Membership Products, partially offset by acquired goodwill of $15.8 million, (ii) a decrease in other intangibles, net of $50.5 million, principally due to amortization expense of $62.7 million, partially offset by acquired intangibles of $15.0 million, and (iii) a decrease in profit-sharing receivables from insurance carriers of $36.0 million as the Company substantially completed its transition from its former primary insurance carrier to other insurance carriers and a significant portion of the business is no longer subject to profit-sharing arrangements.

Total liabilities decreased by $21.9 million, primarily due to (i) a decrease in deferred income taxes of $41.5 million due to the tax impact of the $292.4 million goodwill impairment charge and (ii) a decrease in deferred revenue of $15.9 million due to the continuing shift of the membership base to monthly memberships. These decreases were partially offset by an increase in long-term debt of $14.5 million principally due to the increase in the PIK Toggle senior notes as a result of the Company’s election to pay interest by increasing the face amount of the debt, partially offset by net repayments of Affinion’s revolving credit facility (see “– Credit Facilities and Long-term Debt”).

Total deficit increased by $326.7 million, principally due to a net loss attributable to the Company of $428.7 million, partially offset by the issuance of $99.0 million of warrants in connection with the Company’s debt exchange and a pre-emptive rights offering, and stock-based compensation of $7.5 million.

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

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. The terms of Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of these debt instruments provide Affinion with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. If Affinion does not have sufficient payment capacity in the baskets with respect to its existing debt agreements in order to make payments to us, we may be unable to service any cash payments on Affinion Holdings’ 2010 senior notes or 2013 senior notes. During the year ended December 31, 2012, Affinion paid cash dividends to us of $37.0 million. Affinion did not pay any cash dividends to us during the years ended December 31, 2014 or 2013. On November 13, 2013, Affinion loaned $18.9 million to Affinion Holdings to be utilized by Affinion Holdings to make the November 2013 interest payments on its 2010 senior notes. On December 11, 2013, the Company loaned $2.6 million to Affinion Holdings to be utilized by Affinion Holdings to make interest payments on its 2010 senior notes to tendering debt holders participating in Affinion Holdings’ debt exchange. On May 13, 2014 and November 14, 2014, the Company loaned $1.9 million to Affinion Holdings to be utilized by Affinion Holdings to make interest payments on its 2010 senior notes.

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

Cash Flows – Years Ended December 31, 2014 and 2013

At December 31, 2014, we had $32.3 million of cash and cash equivalents on hand, an increase of $12.2 million from $20.1 million at December 31, 2013. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2014	2013	Change
	(in millions)
Cash provided by (used in):
Operating activities	$37.0	$1.2	$35.8
Investing activities	(70.9)	(51.1)	(19.8)
Financing activities	48.1	18.1	30.0
Effect of exchange rate changes	(2.0)	—	(2.0)
Net change in cash and cash equivalents	$12.2	$(31.8)	$44.0

Operating Activities

During the year ended December 31, 2014, we generated $35.8 million more cash from operating activities than during the year ended December 31, 2013. Segment EBITDA decreased by $322.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which includes the impact in 2014 of the $292.4 million charge for the impairment of goodwill attributed to Membership Products (see “—Results of Operations”). In addition, Segment EBITDA for the year ended December 31, 2013 was adversely impacted by $11.7 million of general and administrative expenses related to the refinancing of the 2006 senior subordinated notes. Accounts payables and accrued expenses generated cash flows in 2014 that were $45.5 million more favorable than in 2013, principally due to accruals and payments related to litigation matters and lower interest payments. In addition, profit sharing receivables from insurance carriers generated cash flows in 2014 that were $26.0 million more favorable than in 2013, primarily due to the transition of a portion of the insurance business to carriers with whom the Company does not have profit sharing arrangements.

Investing Activities

We used $19.8 million more cash in investing activities during the year ended December 31, 2014 as compared to the year ended December 31, 2013. During the year ended December 31, 2014, we used $51.0 million for capital expenditures and $22.0 million for acquisition-related payments. During the year ended December 31, 2013, we used $46.3 million for capital expenditures and $3.6 million for acquisition-related payments.

Financing Activities

We generated $30.0 million more cash from financing activities during the year ended December 31, 2014 as compared to the year ended December 31, 2013. During the year ended December 31, 2014, we had net repayments under Affinion’s revolving credit facility of $41.0 million, refinanced a portion of Affinion’s debt resulting in new Affinion second-lien term loan borrowings of $425.0 million and repayments of Affinion’s term loan debt of $311.6 million, paid financing costs of $23.0 million and made other principal payments on our debt of $4.5 million. During the year ended December 31, 2013, we had net borrowings under Affinion’s revolving credit facility of $46.0 million, made principal payments on borrowings of $11.8 million and paid financing costs of $15.5 million in connection with the exchanges for our 11.625% senior notes and Affinion’s 2006 senior subordinated notes.

Cash Flows – Years Ended December 31, 2013 and 2012

At December 31, 2013, we had $20.1 million of cash and cash equivalents on hand, a decrease of $31.8 million from $51.9 million at December 31, 2012. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2013	2012	Change
	(in millions)
Cash provided by (used in):
Operating activities	$1.2	$31.1	$(29.9)
Investing activities	(51.1)	(68.3)	17.2
Financing activities	18.1	(18.0)	36.1
Effect of exchange rate changes	—	0.7	(0.7)
Net change in cash and cash equivalents	$(31.8)	$(54.5)	$22.7

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

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. In April 2010, Affinion, our wholly owned subsidiary, entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility. In December 2010, Affinion entered into an agreement with two of its lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, Affinion incurred incremental borrowings of $250.0 million under its term loan facility. In May 2014, Affinion entered into an amendment to its senior secured credit facility that resulted in decreasing the revolving credit facility to $80.0 million and increasing the term loan borrowings to approximately $1.2 billion.

In December 2013, we and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of our 2010 senior notes were exchanged by the holders thereof for $292.8 million principal amount of our 2013 senior notes, 13.5 million Series A warrants and 70.2 million Series B warrants, (ii) $352.9 million principal amount of Affinion’s 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of the Investments 2013 senior subordinated notes issued by its wholly-owned subsidiary, Affinion Investments, LLC (“Affinion Investments”), (iii) Affinion issued $360.0 million principal amount of Affinion’s 2013 senior subordinated notes to Affinion Investments in exchange for all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer, (iv) we entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing our 2010 senior notes, and (v) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion’s 2006 senior subordinated notes.

As of December 31, 2014, we had approximately $2.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to Affinion’s senior secured credit facility that increased the applicable margins and the May 2014 amendment to Affinion’s senior secured credit facility that included the issuance of second lien term debt as well as first lien term debt.

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

Affinion’s senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of Affinion’s 2006 senior subordinated notes. On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of Affinion’s 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on Affinion’s 2006 senior subordinated notes is payable semi-annually. Affinion may redeem some or all of Affinion’s 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing Affinion’s 2006 senior subordinated notes. Affinion’s 2006 senior subordinated notes are unsecured obligations. At December 31, 2014, Affinion’s 2006 senior subordinated notes were guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility (other than Affinion Investments, Affinion Investments II, Propp Corp. and SkyMall). In December 2013, Affinion Investments exchanged $352.9 million face amount of Affinion’s outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes.

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

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, Affinion, as borrower, and Affinion Holdings, and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to Affinion’s senior secured credit facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 2006 senior subordinated notes and our 2010 senior notes, Affinion, as Borrower, and the Company, entered into an amendment to Affinion’s senior secured credit facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and our 2010 senior notes, (ii) removed the springing maturity provisions applicable to the term loan facility, (iii) modified the senior secured leverage ratio financial covenant in Affinion’s senior secured credit facility, (iv) provided additional flexibility for Affinion to make dividends to the Company to be used to make certain payments with respect to the Company’s indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion, and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s First Lien Term Loan facility matures in April 2018 and Affinion’s Second Lien Term Loan facility matures in October 2018. Affinion’s First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s Second Lien Term Loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal

Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 and years ended December 31, 2013 and 2012 was 6.8%, 6.6% and 5.2% per annum, respectively. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the period from May 20, 2014 through December 31, 2014 was 6.8% and 8.5%, respectively. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2014, 2013 and 2012 was 7.2%, 7.1% and 5.7%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

In connection with the exchange offer and consent solicitation relating to Affinion’s 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred financing costs of $5.9 million, which are included in other non-current assets on the accompanying consolidated balance sheet and are being amortized over the term of Affinion’s 2013 senior subordinated notes.

At December 31, 2014, on a consolidated basis, the Company had $769.2 million of Affinion’s First Lien Term Loans outstanding, $425.0 million of Affinion’s Second Lien Term Loans outstanding, $5.0 million outstanding under Affinion’s revolving credit facility, $226.4 million ($211.3 million, net of discount) outstanding under the Company’s 2013 senior notes, $32.2 million outstanding under the Company’s 2010 senior notes, $475.0 million ($473.3 million net of discount) outstanding under Affinion’s 2010 senior notes, $2.6 million outstanding under Affinion’s 2006 senior subordinated notes and $360.0 million ($353.3 million net of discount) outstanding under Affinion’s 2013 senior subordinated notes. At December 31, 2014, Affinion had $61.7 million available for borrowings under its revolving credit facility after giving effect to the issuance of $13.3 million of letters of credit.

Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes, the Investments 2013 senior subordinated notes, and Affinion’s 2013 senior subordinated notes contain various restrictive covenants that apply to Affinion Holdings. As of December 31, 2014, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

Covenant Compliance

The indenture governing our 2013 senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of December 31, 2014, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2014 to Adjusted EBITDA.

Twelve Months
Ended
December 31,
2014
(in millions)
Net cash provided by operating activities	$37.0
Interest expense, net	223.4
Income tax expense	(38.5)
Amortization of debt discount and financing costs	(13.8)
Provision for loss on accounts receivable	(0.3)
Deferred income taxes	43.4
Changes in assets and liabilities	(59.7)
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (a)	66.1
Other, net (b)	24.1
Adjusted EBITDA, excluding pro forma adjustments (c)	281.7
Effect of the pro forma adjustments (d)	10.4
Adjusted EBITDA, including pro forma adjustments (e)	$292.1

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(b)

Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities, including business optimization, (v) consulting fees payable to Apollo and (vi) the impact of an adjustment related to the recognition of International retail revenue.

(c)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of Propp Corp. that was completed in the third quarter of 2014, (ii) the acquisition of SkyMall that was completed in the third quarter of 2014, or (iii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisitions, restructurings and cost savings initiatives had occurred on January 1, 2014 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing the Affinion senior notes, the Affinion 2013 senior subordinated notes and the PIK Toggle senior notes.

(d)

Gives effect to the projected annualized benefits of the acquisitions of Propp Corp. and SkyMall, restructurings and other cost savings initiatives as if such acquisitions, restructurings and cost savings initiatives had occurred on January 1, 2014.

(e)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (d) above.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2014 to Adjusted EBITDA as required by our indenture governing the Company’s 2013 senior notes.

Twelve Months
Ended
December 31,
2014
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(428.7)
Interest expense, net	223.4
Income tax expense	(38.5)
Non-controlling interest	0.5
Loss on extinguishment of debt	14.6
Depreciation and amortization	109.7
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (a)	0.1
Certain legal costs (b)	40.1
Net cost savings (c)	25.9
Other, net (d)	334.6
Adjusted EBITDA, excluding pro forma adjustments (e)	281.7
Effect of the pro forma adjustments (f)	10.4
Adjusted EBITDA, including pro forma adjustments (g)	$292.1

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(b)	Represents the elimination of legal costs for certain legal matters.
(c)	Represents the elimination of costs associated with severance incurred.
(d)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, including business optimization, (vi) consulting fees payable to Apollo, (vii) facility exit costs, (viii) the impairment charge related to the goodwill of Membership Products, (ix) the impact of an adjustment related to the recognition of International retail revenue and (x) debt refinancing expenses.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of Propp Corp. that was completed in the third quarter of 2014, (ii) the acquisition of SkyMall that was completed in the third quarter of 2014, or (iii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisitions, restructurings and cost savings initiatives had occurred on January 1, 2014 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing the Affinion senior notes, the Affinion 2013 senior subordinated notes and the PIK Toggle senior notes.

(f)

Gives effect to the projected annualized benefits of the acquisitions of Propp Corp. and SkyMall, restructurings and other cost savings initiatives as if such acquisitions, restructurings and cost savings initiatives had occurred on January 1, 2014.

(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2014, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(in millions)
First-lien term loan due 2018	$7.7	$7.8	$7.8	$745.9	$—	$—	$769.2
Second-lien term loan due 2018	—	—	—	425.0	—	—	425.0
Revolving credit facility (1)	—	—	—	5.0	—	—	5.0
7.875% senior notes due 2018 (2)	—	—	—	475.0	—	—	475.0
11.625% senior notes, due 2015 (2)	32.2	—	—	—	—	—	32.2
13.75%/14.50% PIK Toggle senior notes, due 2018 (2)	—	—	—	226.4	—	—	226.4
11 1/2% senior subordinated notes due 2015 (2)	2.6	—	—	—	—	—	2.6
13.50% senior subordinated notes due 2018 (2)	—	—	—	360.0	—	—	360.0
Interest payments (3)	178.5	174.5	174.0	283.2	—	—	810.2
Other purchase commitments (4)	10.6	9.5	2.6	2.6	—	—	25.3
Operating lease commitments	20.8	17.7	15.9	14.4	12.0	37.8	118.6
Capital lease obligations	0.5	0.3	—	—	—	—	0.8
Consulting agreements (5)	2.6	2.6	2.6	—	—	—	7.8
Employment agreements (6)	3.5	0.1	—	—	—	—	3.6
Total firm commitments and outstanding debt	$259.0	$212.5	$202.9	$2,537.5	$12.0	$37.8	$3,261.7

(1)	Revolving credit facility expires January 29, 2018.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2014 interest rates.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
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

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 11 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012.

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

We recognize insurance program commission revenue based on premiums earned by the insurance carriers that underwrite the policies we market. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. We engage in revenue and profit-sharing arrangements with certain of the insurance carriers that issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs in our consolidated financial statements. On a semi-annual or annual basis, a profit-sharing settlement is made based on an analysis of the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. We accrue monthly revenue and related profit sharing receivables from insurance carriers resulting from our expected share of this excess based on the claims experience to date, including an estimate for claims incurred but not reported. Adjustments to the estimates recorded are made upon settlement with the insurance carriers. Historically, our claims experience has not resulted in a shortfall.

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2014 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2014 would be approximately $0.2 million.

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

During the fourth quarter of 2014, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 3.0% and discount rates ranging from 10.5% to 20.0%. In 2014, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth, primarily due to the continued decreasing member base from large financial institution marketing partners partially offset by projected new member joins from our point of sale marketing with retailers, and a discount rate of 15.5% which reflects the risk associated with acquiring these new members.

During the fourth quarter of 2014, the Company reflected these assumptions for Membership Products in its annual test for goodwill impairment as of December 1. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that the Company believes marketplace participants would utilize to determine the fair value of Membership Products, the Company recorded an impairment loss during the fourth quarter of 2014 of $292.4 million, representing approximately 76.6% of the goodwill ascribed to Membership Products. The impairment loss related to the goodwill of Membership Products has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2014. To the extent that net revenues in Membership Products continue to deteriorate in the near future, or we do not meet our expected performance either in Membership Products or our other reporting units, we could have additional impairments in the next twelve months which could be material.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of intangible assets of Prospectiv in 2012, for which the Company recorded a charge of $8.2 million, and the further impairment of Prospectiv’s intangible assets and property and equipment of $1.6 million in 2013, and the impairment of goodwill attributable to Membership Products of $292.4 million in 2014, there were no impairments identified during the years ended December 31, 2014, 2013 and 2012. Our intangible assets as of December 31, 2014 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2014 and 2013, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2014 and 2013.

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

•	the outcome of numerous legal and regulatory actions;
•	our substantial leverage and restrictions in our debt agreements;
•	dependence on third-party vendors to supply certain products or services that we market;
•	ability to execute our business strategy, development plans or cost savings plans;
•	changes in accounting principles and/or business practices;
•	availability, terms, and deployment of capital; and
•	failure to protect private data, which would cause us to expend capital and resources to protect against future security breaches.

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

Interest Rate Swaps

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

The interest rate swap was recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which was not designated as hedging instruments, is included in interest expense in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2012.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2014 (dollars are in millions unless otherwise indicated).

								Fair Value At
						2020 and		December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
	(in millions)
Fixed rate debt	$35.4	$0.3	$—	$1,206.9	$—	$—	$1,242.6	$872.6
Average interest rate	11.26%	11.36%	11.47%	11.05%
Variable rate debt	$7.7	$7.8	$7.8	$1,175.9	$—	$—	$1,199.2	$1,101.7
Average interest rate (a)	7.38%	7.38%	7.38%	7.78%
(a)	Average interest rate is based on rates in effect at December 31, 2014.

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

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $32.3 million and to sell GBP 13.9 million and receive $21.6 million.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized a realized gain of $5.0 million, a realized loss of $1.7 million and a realized loss of $1.9 million, respectively, on the forward contracts. The Company had a de minimis unrealized gain as of December 31, 2014 on the foreign currency forward contracts. At December 31, 2014, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to each foreign currency forward contract. The counterparty to each foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by counterparties.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2013, approximately $36.2 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

Interpretative guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 3 – Acquisitions in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, in September 2014, we completed the acquisition of SkyMall Ventures LLC, with total assets representing 5.8% of our consolidated total assets and net revenues representing 0.7% of our consolidated net revenues included in our consolidated financial statements as of and for the year ended December 31, 2014. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of SkyMall Ventures LLC.

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. As a result of the acquisition of SkyMall Ventures LLC, we have begun to integrate certain business processes and systems of SkyMall Ventures LLC.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (1992). As a result of the acquisition of SkyMall Ventures LLC in September 2014, we have begun to integrate certain business processes and systems of SkyMall Ventures LLC. In reliance on the interpretative guidance issued by the Securities and Exchange Commission’s staff, management has chosen to exclude from its assessment of the effectiveness of our financial reporting as of December 31, 2014, SkyMall Ventures LLC internal control over financial reporting associated with 5.8% of our consolidated total assets and net revenues representing 0.7% of our consolidated net revenues included in our consolidated financial statements as of and for the year ended December 31, 2014.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Item 9B.	Other Information

On March 16, 2015, we adopted the Affinion Group Holdings, Inc. 2015 Retention Award Program. For a description of the Affinion Group Holdings, Inc. 2015 Retention Award Program, see “Item 11. Executive Compensation—2015 Actions.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2014. Each of Messrs. Becker, Press, Nord and Reiss was nominated by Apollo to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and each of Messrs. Fernandes and Topper was nominated by General Atlantic to serve as a director pursuant to the Affinion Holdings Stockholder Agreement. Mr. Lipman was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement. Mr. Victor was nominated by the holders of the Series A warrants (together with the holders of any shares of Class B common stock issued upon exercise thereof) to serve as a director pursuant to Affinion Holdings’ certificate of incorporation.

Name	Age	Position
Nathaniel J. Lipman	50	Executive Chairman of the Board of Directors
Todd H. Siegel	44	Chief Executive Officer and Director
Gregory S. Miller	44	Executive Vice President and Chief Financial Officer
Michele Conforti	47	Executive Vice President and President, Affinion International
Robert J. Dudacek	46	Executive Vice President and President, Insurance
Scott Lazear	49	Executive Vice President and President, Connexions Loyalty
Sloane Levy	50	Executive Vice President and President, Membership
James C. Daly, Jr.	55	Executive Vice President and Chief Human Resources Officer
Brian J. Dick	58	Executive Vice President and Chief Accounting Officer
Brian J. Fisher	44	Executive Vice President and General Counsel
Robert Lyons	46	Executive Vice President and Chief Operating Officer
Marc E. Becker	42	Director
Eric L. Press	49	Director
Matthew H. Nord	35	Director
Michael A. Reiss	31	Director
Richard J. Fernandes	56	Director
David J. Topper	57	Director
Skip Victor	58	Director

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

Todd H. Siegel was appointed Chief Executive Officer and a director of Affinion as of September 20, 2012. Mr. Siegel was formerly the Chief Financial Officer of Affinion from November 2008 to September 2012 and served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young. Mr. Siegel serves on the board of directors of Presidio Holdings, Inc.

Gregory S. Miller was appointed Executive Vice President and Chief Financial Officer of Affinion as of January 20, 2014. From July 2011 until January 17, 2014, Mr. Miller served as Senior Vice President, Financial Planning and Divisional Operations, for The Madison Square Garden Company with responsibility for all financial matters of its operating divisions as well as its corporate strategic and financial planning divisions.  From May 2007 until June 2011, Mr. Miller served as the Senior Vice President and Chief Financial Officer for the North American Division of Affinion with responsibility for all financial matters for North American Operating Business Units. Mr. Miller served as Senior Vice President of Finance of Affinion from June 2005 until May 2007, the Vice President of Financial Planning and Analysis of Trilegiant from June 2003 until June 2005, the Director of Financial Planning and Analysis of Trilegiant from October 2000 until June 2003, and the Senior Manager of Accounting of Cendant Membership Services from December 1999 until October 2000. Prior to his tenure at Affinion, he held various positions at Citizens Communications and The Coca Cola Bottling Company of New York. From 1992 until 1994, Mr. Miller was employed with Coopers & Lybrand.

Michele Conforti was appointed President and Managing Director of Affinion International on February 26, 2014. Prior to that, he served as Executive Vice President Managing Director and Chief Financial Officer of Affinion International beginning in 2010, having been promoted from Senior Vice President and Chief Financial Officer, a role he began in 2007. Prior to joining Affinion International in 2007, he spent ten years with American Express from 1998 to 2000 and then again from 2001 to 2007 holding various key positions including Chief Financial Officer of Establishment Services International, a Business Unit/Division of American Express. Prior to his tenure at American Express, Mr. Conforti also held positions with Enel as Vice President/Head of Corporate Financial Analysis - Investor Relations from 2000 to 2001, with DHL International as Area Controller from 1995 to 1998, and at Ansaldo Trasporti – Gruppo Finmeccanica as Senior Financial Analyst from 1993 to 1995.

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

Sloane Levy was appointed President, Membership Services as of March 1, 2014. From January 1, 2011 to March 1, 2014, Ms. Levy served as Executive Vice President and General Counsel. From October 2006 to January 2011, Ms. Levy served as Senior Vice President and General Counsel of Webloyalty. From June 2005 to October 2006, Ms. Levy was Vice President and General Counsel for Harte-Hanks, Inc., a direct marketing company. From May 1999 to January 2005, Ms. Levy served as a Senior Vice President, General Counsel and directed the Human Resources department at Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004. From May 1994 to May 1999, Ms. Levy worked as a staff attorney at Witco Corporation and served as its Director of Investor Relations during the last year of her tenure. Previously, she was employed as a corporate associate at Weil, Gotshal & Manges LLP and at Arent Fox LLP.

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

Brian J. Fisher was appointed Executive Vice President and General Counsel on March 1, 2014. Prior to that, he served as General Counsel of Affinion’s North American business. Mr. Fisher joined us in November, 2002 as a member of the Legal Department. Prior to joining Affinion, Mr. Fisher was employed as a corporate associate at Akin, Gump, Strauss, Hauer & Feld, LLP.

Robert Lyons was appointed Chief Operating Officer of Affinion Group in February 2014 and has oversight of the Company’s Global Operations and Technology. Prior to joining Affinion, Mr. Lyons was Executive Vice President, Technology and Operations of Ascend Learning, LCC, a leading provider of technology-based educational, curriculum and assessment solutions for the healthcare industry and other vocational fields from January 2012 to February 2014. Prior to Ascend, Mr. Lyons held executive positions with several companies, including Stream Global Services from July 2009 to December 2011.

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006, he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a senior partner of Apollo, where he has been employed since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Apollo Residential Mortgage, Inc., CEVA Group plc, Pinnacle Agriculture Holdings LLC, Realogy Holdings Corp. and Vantium Management, L.P. During the past five years, Mr. Becker also served as a director of EVERTEC, Inc. (from September 2010 to December 2013), Novitex Holdings, Inc. (from October 2013 to October 2014), Quality Distribution, Inc. (from June 1998 to May 2011) and SourceHOV Holdings, Inc. (from January 2006 to April 2013). Mr. Becker has significant experience making and managing private equity investments on behalf of Apollo and its subsidiaries and has over 19 years of experience financing, analyzing and investing in public and private companies. Mr. Becker previously led the diligence team for the Acquisition, and since then has worked closely with our management.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a senior partner of Apollo, where he has been employed since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group. Mr. Press serves on several boards of directors, including Apollo Commercial Real Estate Finance, Inc., Caesars Entertainment Corporation, Noranda Aluminum Holding Corporation, Princimar Chemical Holdings, LLC and Verso Paper Corp. During the past five years, Mr. Press also served as a director of Athene Holding Ltd. (from July 2009 to February 2014), Innkeepers USA Trust (from June 2007 to April 2010), Metals USA Holdings Corp. (from May 2005 to April 2013) and Prestige Cruise Holdings, Inc. (from April 2007 to November 2014). Mr. Press has significant experience making and managing private equity investments on behalf of Apollo. Between his work at Apollo and his prior experience as an attorney and a management consultant, Mr. Press has approximately 26 years of experience in the process of financing, analyzing, investing in public and private companies and their board of directors. Mr. Press has worked closely with our management since the Acquisition.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a partner of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including Aegis Holdings, Inc., the parent of Presidio Holdings, Inc., Constellium N.V., Noranda Aluminum Holding Corporation and Novitex Holdings, Inc. During the past five years, Mr. Nord has also served as a director of EVERTEC, Inc. (from September 2010 to December 2013), Hughes Telematics, Inc. (from December 2006 to July 2012), MidCap Financial Holdings, LLC (from December 2013 to January 2015) and SourceHOV Holdings, Inc. (from January 2006 to April 2013). Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over 13 years of experience financing, analyzing and investing in public and private companies. Mr. Nord previously co-led the diligence team for the Acquisition, and since then has worked closely with our management.

Michael A. Reiss has been a director of Affinion since August 13, 2013. Mr. Reiss is an investment professional of Apollo, where he has been employed since 2008. Prior to that time, Mr. Reiss was employed by Deutsche Bank Securities as a Global Finance Analyst in the Financial Sponsors Group. Mr. Reiss serves on the board of directors of Captain Bidco SAS, the parent of Ascometal SAS. Mr. Reiss has significant experience making and managing private equity investments on behalf of Apollo and has over eight years of experience financing, analyzing and investing in public and private companies.

Richard J. Fernandes has been a director of Affinion since January 14, 2011 and currently serves as a consultant focusing on international expansion and the retail services sector. Mr. Fernandes served as the Chief Executive Officer of Global Retail Services and Co-President of Affinion from September 20, 2012 to May 2013. Following the acquisition of Webloyalty on January 14, 2011, Mr. Fernandes served as President of Affinion and the Chief Executive Officer of Affinion International until September 2012. Mr. Fernandes is the Chairman of Only Good News, LLC, a website that distributes positive news stories and videos to consumers, and is also currently an adjunct professor at Sacred Heart University. From January 1999 until January 2011, Mr. Fernandes was the founder, Chief Executive Officer and Chairman of the Board of Directors of Webloyalty. Prior to 1999, Mr. Fernandes served as an Executive Vice-President at CUC International. Mr. Fernandes brings to Affinion’s Board of Directors significant experience related to our business since he served as Chief Executive Officer of Webloyalty, a company offering similar services to those offered by Affinion, and he also served as an Executive Vice President of Affinion’s predecessor companies prior to the Acquisition.

David J. Topper has been a director of Affinion since August 13, 2013. Mr. Topper currently serves as Operating Partner at General Atlantic Service Company, LLC, where he has been employed since 2012. As Operating Partner, he provides strategic counsel to General Atlantic and its portfolio companies as a member of the Portfolio Management group. From 2005 to 2012, Mr. Topper was employed with J. P. Morgan where he was Co-Head of Equity Capital Markets, Vice Chairman of Investment Banking and Chairman of the Commitments Committee. Prior to joining J. P. Morgan, Mr. Topper spent 22 years at Morgan Stanley where he served as Co-Head of U.S. Equity Capital Markets, Managing Director and Chairman of the Equity Commitment Committee from 2001 to 2005.  Mr. Topper is a director of Amherst Pierpont Securities and TASC Inc., and serves on the Board of Visitors of the Duke University Trinity College of Arts and Sciences and the Board of Directors of the Adams Memorial Foundation. Mr. Topper brings to Affinion’s Board of Directors his significant experience in analyzing, advising and investing in public and private companies.

Skip Victor has been a director of Affinion since December 16, 2013. Mr. Victor currently serves as a Managing Director and member of the Investment Committee of Balmoral Funds, where he has been employed since 2005. He also currently serves as a Senior Managing Director at Duff & Phelps in its Restructuring Group, where he has been employed since 2006. In 1990, Mr. Victor co-founded Chanin Capital Partners, a boutique investment bank focusing on corporate restructurings that was sold to Duff & Phelps in October 2006. Among other civic and charitable affiliations, Mr. Victor is a member of the board of directors of the Los Angeles Child Guidance Center and Academic Exchange. He also serves as a member of the Board of Advisors for the Price Center for Entrepreneurial Studies at the UCLA Graduate School of Management, and the Smithsonian Libraries and the Institute for Analysis of Global Security in Washington, D.C. Mr. Victor brings to Affinion’s Board of Directors his more than 27 years of experience in analyzing, advising and investing in public and private companies.

Board Composition

Our Board of Directors currently consists of nine directors, but is subject to increase pursuant to the Affinion Holdings Stockholder Agreement. A majority of the Board of Directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

Committees of our Board of Directors

Our Board of Directors has a Compensation Committee, an Executive Committee, an Audit Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The current members of the audit committee are Messrs. Nord, Reiss and Lipman. Mr. Nord is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

Executive Committee

The current members of the executive committee are Messrs. Becker, Nord and Topper. The principal duties and responsibilities of the executive committee are as follows:

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2014, unless otherwise noted.

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

Named Executive Officers

For 2014, our named executive officers and their respective titles were as follows:

•	Todd H. Siegel, Chief Executive Officer and Director
•	Gregory S. Miller, Executive Vice President and Chief Financial Officer
•	Michele Conforti, Executive Vice President and President, Affinion International
•	Sloane Levy, Executive Vice President and President, Membership
•	Robert Lyons, Executive Vice President and Chief Operating Officer

Messrs. Siegel and Miller were named executive officers for 2014 based on their positions with us as chief executive officer and chief financial officer during 2014. Messrs. Conforti and Lyons and Ms. Levy were named executive officers based on their levels of compensation.

Gregory S. Miller was appointed as Chief Financial Officer on January 20, 2014.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and share-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In evaluating executive compensation, our Compensation Committee considers a variety of factors including market demands, internal equity and external surveys which provide insight into and guidance on the pay practices of similar companies. As a general rule, we target total cash compensation at the 50th percentile of companies with similarly sized revenues. While survey data provides us with a helpful guideline, we do not make compensation decisions based on any single factor.

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

Performance-Based Incentive Compensation

Our annual incentive plan is an annual cash incentive program with payments determined based on performance against measurable annual financial goals. If the applicable performance goals are achieved, the payment of bonuses at target under our annual incentive plan, together with annual base salary, is designed to deliver annual cash compensation to our named executive officers on average at the 50th percentile of the cash compensation of executives in similarly sized organizations. The annual incentive plan is intended to focus the entire organization on meeting or exceeding Adjusted EBITDA and free cash flow performance goals that are set during the early part of each year and approved by the Committee, while also providing significant opportunity to reward individual contributions.

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

For 2014 the Committee established an Adjusted EBITDA performance goal of $283.3 million and an adjusted free cash flow metric of $201.2 million. These goals were not achieved for 2014.  For 2015, the performance goals have not been finalized.

For 2014, notwithstanding that our goals were not achieved, the Committee decided to fund a discretionary bonus pool in recognition of the achievement of results for some businesses and the performance of employees in light of a difficult economic and regulatory environment.  Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business. On February 20, 2015, the Committee decided to allocate to our NEOs the following bonuses from the 2014 bonus pool given employee performance:  (i) 95% of target (or $855,000) for Mr. Siegel, (ii) 95% of target (or $280,401) for Mr. Conforti, (iii) 100% of target (or $400,000) for Mr. Miller, (iv) 95% of target (or $299,616) for Mr. Lyons and (v) 90% of target (or $360,000) for Ms. Levy.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Compensation Committee of the Board of Directors. For 2014, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Siegel’s target remained at 150%; Mr. Miller’s target was established at 100% and, as part of his hiring arrangement, is subject to a bonus guarantee for 2014 of $400,000 per his employment agreement; Mr. Conforti’s target was increased to 75% for 2014 following promotion to President, Affinion International; Ms. Levy’s target remained at 100%; and Mr. Lyons’ target was established in his employment agreement at 100% given his responsibilities as Executive Vice President and Chief Operating Officer.

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

On January 20, 2014, pursuant to his employment agreement, the Committee approved a Restricted Stock Unit (RSU) grant to Mr. Miller under the 2007 Plan with a fair market value of $595,500.

On April 1, 2014, to promote the retention of key employees, the Committee approved grants to Mr. Siegel of 200,000 options, Mr. Miller of 200,000 options, Mr. Conforti of 110,000 options and Mr. Lyons of 125,000 options.  These options were granted under the 2007 plan with an exercise price of $1.14, the fair value per share of Affinion Holdings’ common stock as of the grant date.

On April 1, 2014, the Committee approved the re-pricing (“Re-pricing”) of certain stock options (the “Underwater Options”) previously issued under the 2007 Plan, the 2005 Plan and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty Plan” and together with the 2007 Plan and the 2005 Plan, the “Plans”). All of the Underwater Options had a per share exercise price in excess of the current fair market value per share of common stock and no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Re-pricing, the per share exercise price of the Underwater Options was re-priced to equal the fair market value per share of common stock as of the date of the Re-pricing, which was determined to be $1.14.

In addition to Re-pricing the Underwater Options, on April 1, 2014, the Committee approved the extension of the expiration dates of the Underwater Options to a date that is ten (10) years from April 1, 2014 (the “Term Extension”).

Vesting of the Underwater Options was not affected by the Re-Pricing or the Term Extension. The Underwater Options will continue to vest in accordance with their existing vesting schedules, to the extent not already vested. All other material terms and conditions of the Underwater Options remained the same.

Underwater Options held by the following named executive officers were subject to the Re-pricing and Term Extension: Mr. Siegel (368,900 stock options issued under the 2007 Plan and 261,324 stock options issued under the 2005 Plan) and Ms. Levy (200,000 stock options issued under the 2007 Plan and 92,610 stock options issued under the Webloyalty Plan).

2014 Performance Incentive Award Plan

On April 1, 2014, the Committee approved the 2014 Performance Incentive Award (“2014 PIA”) Program, an equity and cash incentive award program, intended to encourage the retention of certain key employees.  The Committee approved 2014 PIA grants to Mr. Siegel with a fair market value of $1,900,000, Mr. Miller of $500,000, Mr. Conforti of $500,000, Ms. Levy of $500,000 and Mr. Lyons of $500,000. Fifty percent of each employee’s 2014 PIA was denominated in stock units and the remaining fifty percent was denominated in cash.

The 2014 PIA is subject to performance-based and time-based vesting conditions.  First, the maximum number of stock units and the maximum number of cash in which each employee will be eligible to vest will be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year.   Determination of actual 2014 performance occurred and it was determined that 2014 performance hurdles were not attained. Second, an employee will become vested in the stock units and cash components of the 2014 PIA in three equal installments on March 15, 2015, 2016 and 2017, subject to the employee’s continued employment on those dates.

On March 16, 2015, the Committee determined that the performance vesting criteria under the 2014 PIA were not satisfied and, accordingly, all of the 2014 PIA were canceled.

Retirement Benefits

Our U.S. named executive officers (Mr. Siegel, Mr. Miller, Ms. Levy and Mr. Lyons) are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service. We match 100% of the first 4% of each employee’s pay that is contributed to the Employee Savings Plan.  All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2012, 2013 and 2014 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Siegel, Miller, Conforti or Lyons or Ms. Levy is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, (ii) in the case of either of Mr. Miller, Ms. Levy and Mr. Lyons, 100% of the sum of their respective annual base salary and target bonus, and (iii) in the case of Mr. Conforti, 50% of his annual base salary.  If employment of any of Messrs. Siegel, Miller, Conforti or Lyons or Ms. Levy terminates due to death or disability, he or she will be entitled to a lump sum payment equal to 100% of base salary.  Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

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

2015 Actions

Base Salary Adjustments and 2014 Target Bonus Determinations

On February 20, 2015, the Committee approved 2014 bonus payments to Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy of $855,000, $400,000, $280,401, $360,000 and $299,616, respectively. On February 20, 2015, the Committee increased the base salaries of Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy to $615,000, $410,000, $405,000, $410,000 and $410,000, respectively.

2015 Retention Program

On March 16, 2015, the Committee approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the Retention Program. The terms of the Retention Program and Retention Awards are summarized below.

The Retention Awards were granted on March 16, 2015 to certain employees of Affinion Holdings and its subsidiaries, including the following officers: Todd H. Siegel, Gregory S. Miller, Michele Conforti, Robert Lyons and Sloane Levy. The Retention Awards were made under Affinion Holdings’ 2007 Plan and evidenced by a written agreement between Affinion Holdings and each employee.  Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Awards are met.

The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two (2) substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date.

An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. Holders of vested RUs will be required to become a party to the Management Investor Rights Agreement, dated as of October 17, 2005, among Affinion Holdings, Affinion Holdings, LLC and certain investors and management holders, to the extent such holders are not already a party thereto.

Todd H. Siegel, Gregory S. Miller, Michele Conforti, Sloane Levy and Robert Lyons were granted Retention Awards summarized in the table below.

	RUs	CRA
Name	(#)	($)
Todd H. Siegel	833,333	$950,000
Gregory S. Miller	219,298	$250,000
Michele Conforti	219,298	$250,000
Sloane Levy	219,298	$250,000
Robert Lyons	219,298	$250,000

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2014 named executive officers for the fiscal years ended December 31, 2014, 2013 and 2012, to the extent that each of the 2014 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)(3)	Earnings ($)	($)(4)		($)
Todd H. Siegel	2014	$600,000	$855,000	$950,000	$664,179	$950,000	$—	$27,872	(5)	$4,047,051
Chief Executive Officer	2013	$600,000	$810,000	$—	$—	$—	$—	$27,472		$1,437,472
	2012	$492,442	$387,798	$699,997	$-	$—	$—	$27,234		$1,607,471

Gregory Miller	2014	$369,231	$400,000	$845,500	$160,000	$250,000	$—	$126,401	(6)	$2,151,132
Executive Vice President and
Chief Financial Officer (5)

Michele Conforti	2014	$395,707	$280,401	$250,000	180,160	$250,000	$—	$222,939	(7)	$1,579,207
Executive Vice President and
President, Affinion International

Sloane Levy	2014	$400,000	$360,000	$250,000	$234,088	$250,000	$—	$27,318	(5)	$1,521,406
Executive Vice President and	2013	$400,000	$360,000	$—	$—	$—	$—	$17,472		$777,472
President, Membership Services	2012	$400,000	$240,000	$349,999	$—	$—	$—	$33,367		$1,023,366

Robert Lyons	2014	$315,385	$299,616	$250,000	$100,000	$250,000	$—	$151,880	(8)	$1,366,881
Executive Vice President and
Chief Operating Officer

(1)

For 2014, Mr. Siegel’s target bonus remained at 150%, Mr. Miller’s target was established at 100% per his employment agreement, Mr. Conforti’s target was increased to 75%; Ms. Levy’s target remained at 100%; and Mr. Lyons’ target was 100%.  Mr. Miller was guaranteed a bonus of $400,000 per his employment agreement.

(2)

The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2014, 2013 and 2012 in accordance with FASB ASC Topic 718. In addition, for 2014, the amounts reflected in column (f) include the increase in fair value of the Underwater Options re-priced on April 1, 2014. Such amounts were $504,179, $92,160 and $234,088 for Messrs. Siegel and Conforti and Ms. Levy, respectively.

(3)	The amounts in column (g) reflect, for each named executive officer, the cash portion of awards under the 2014 PIA Program.
(4)

The amounts shown in column (i) reflect, for Mr. Siegel, Mr. Miller and Ms. Levy, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above).   For 2014 such amounts were $10,400 for Mr. Siegel, $10,400 for Mr. Miller and $9,846 for Ms. Levy. Also included in this column are the value of long term disability insurance premiums imputed to these executive officers (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(5)	Includes an automobile allowance for 2014 equal to $17,340.
(6)	Includes a sign-on bonus of $100,000 per his employment agreement and an automobile allowance for 2014 equal to $15,895.
(7)	Includes a company car allowance for 2014 equal to $4,627, a company contribution to pension plan equal to $202,781 and an executive pension / health fund contribution equal to $15,531.
(8)	Includes a sign-on bonus of $50,000 per his employment agreement, relocation expenses of $87,344 and an automobile allowance for 2014 equal to $14,450.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2014

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2014.

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
								All
								Other
								Stock
								Awards:	All Other		Grant
								Number	Option	Exercise	Date Fair
								of	Awards:	or Base	Value of
								Shares	Number of	Price of	Stock and
								of Stock	Securities	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Date	($)(1)	($)(1)	($)(1)	(#)(2)	(#)(2)	(#)(2)	(#)(3)	Options (#)(3)	($/sh)	($)(4)
Todd H. Siegel	4/1/2014	$475,000	$950,000	$1,425,000	416,667	833,333	1,250,000	—	200,000	$1.14	$1,614,179
Gregory Miller	1/20/2014	—	—	—	—	—	—	522,368	—	—	$595,500
Gregory Miller	4/1/2014	$125,000	$250,000	$375,000	109,649	219,298	328,947	—	200,000	$1.14	$410,000
Michele Conforti	4/1/2014	$125,000	$250,000	$375,000	109,649	219,298	328,947	—	110,000	$1.14	$430,160
Sloane Levy	4/1/2014	$125,000	$250,000	$375,000	109,649	219,298	328,947	—	150,000	$1.14	$495,939
Robert Lyons	4/1/2014	$125,000	$250,000	$375,000	109,649	219,298	328,947	—	125,000	$1.14	$350,000

(1)	Amounts reflected in columns (c), (d) and (e) represent the cash component of awards granted under the 2014 Performance Incentive Award Plan.
(2)

Amounts reflected in columns (f), (g) and (h) represent the common stock component of awards granted under the 2014 Performance Incentive Award Plan. For Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy, the aggregate grant date fair value of the target level common stock component of awards under the 2014 Performance Incentive Award Plan were $950,000, $250,000, $250,000, $250,000 and $250,000, respectively.

(3)	Awards disclosed in columns (i) and (j) were granted under the 2007 Plan.
(4)

Amounts reflected in column (l) include the increase in fair value of the Underwater Options re-priced on April 1, 2014. Such amounts were $504,179, $92,160 and $234,088 for Messrs. Siegel and Conforti and Ms. Levy, respectively.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel served as an Executive Vice President and our Chief Financial Officer until September 20, 2012, at which time he was promoted to Chief Executive Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer and again increased to $600,000 in connection with his promotion to Chief Executive Officer. Mr. Siegel is also eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Greg Miller. Effective as of December 16, 2013, we entered into an employment agreement with Mr. Miller pursuant to which he has served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from January 20, 2014 through January 20, 2015. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Miller’s annual base salary is $400,000 and his annual target bonus is 100% of base salary. Pursuant to his employment agreement, Mr. Miller was paid a signing bonus of $100,000 in 2014. Such signing bonus is subject to repayment if Mr. Miller terminates his employment without good reason or is terminated for Cause prior to July 20, 2015.

Michele Conforti. Effective as of May 14, 2007, we entered into an employment agreement with Mr. Conforti pursuant to which he served as Executive Vice President and Chief Financial Officer, Affinion International. Effective March 1, 2014, Mr. Conforti was promoted to the role of President, Affinion International and his annual target bonus was increased to 75% of salary.

Sloane Levy. On January 14, 2011, we entered into an employment agreement with Ms. Levy pursuant to which she served as Executive Vice President and General Counsel of the Company. The initial term of the agreement is one year. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Ms. Levy’s base salary of $300,000, subject to annual review for potential increases. Ms. Levy is eligible to receive an annual target bonus of 100% of her base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Ms. Levy’s annual base salary was increased to $400,000 effective May 1, 2011.  On April 1, 2014, Ms. Levy assumed the role of Executive Vice President and President, Membership.

Robert Lyons. On December 27, 2014, we entered into an employment agreement with Mr. Lyons pursuant to which he serves as Executive Vice President and Chief Operating Officer of the Company.   The initial term of the agreement is one year.  After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement.  The agreement reflects Mr. Lyons’ base salary of $400,000, subject to annual review for potential increases.  Mr. Lyons is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.  Pursuant to his employment agreement, Mr. Lyons was paid a signing bonus of $50,000 in 2014.  Such signing bonus is subject to repayment if Mr. Lyons terminates his employment without good reason or is terminated for Cause prior to September 10, 2015.

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

Both time and performance-based vesting options have been awarded under the 2005 Plan. On April 1, 2014, the Company modified approximately 2.1 million of the outstanding options under the 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

The Committee (or Affinion Holdings’ board of directors acting as the Committee) administers the 2007 Plan and has the power to grant awards under the 2007 Plan, select eligible persons to receive awards under the 2007 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the 2007 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2007 Plan. In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control. On April 1, 2014, the Company modified approximately 2.4 million of the outstanding options under the 2007 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.  On April 1, 2014, the Company granted options to certain key employees and directors with an exercise price of $1.14 per option and a contractual life of ten years. Options granted to employees vest ratably on each of the first four anniversaries of the grant date, while options granted to directors vest immediately upon grant. On January 20, 2014, in accordance with Mr. Miller’s employment agreement, the Company granted him 522,368 restricted stock units. The restricted stock units vest ratably on each of the first two anniversaries of Mr. Miller’s date of employment and, upon vesting, may be settled at Mr. Miller’s option, in cash or shares of common stock.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2014, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2014, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. On April 1 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. As of December 31, 2014, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings common stock at exercise prices ranging from $1.14 to $7.32. Substantially all of the outstanding options were vested as of December 31, 2013 and expire between March 2016 and April 2024.

2014 PIA Program

On April 1, 2014, the Committee approved the 2014 PIA Program, an equity and cash incentive award program consisting of performance incentive units (“PIUs”) and a cash incentive award (“CIA”). Each 2014 PIA entitles the participant to one share of common stock for each PIU and a cash payment in respect of the CIA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the award are met.

On March 16, 2015, the Committee determined that the performance vesting criteria under the 2014 PIA were not satisfied and, accordingly, all of the 2014 PIA were canceled.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2014 (with each share amount and exercise price adjusted to reflect Affinion Holdings’ stock split and the adjustment to the exercise price in connection with the re-pricing of the Underwater Options in 2014).

	Option Awards							Stock Awards
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
												Equity
											Equity	Incentive
											Incentive	Plan Awards:
											Plan Awards:	Market or
					Equity						Number of	Payout
					Incentive Plan			Number of		Market Value	Unearned	Value of
	Number of		Number of		Awards: Number			Shares or		of Shares or	Shares,	Unearned
	Securities		Securities		of Securities			Units of		Units of	Units	Shares, Units
	Underlying		Underlying		Underlying	Option		Stock		Stock That	or Other	or Other
	Unexercised		Unexercised		Unexercised	Exercise	Option	That Have		Have Not	Rights That	Rights That
	Options (#)		Options (#)		Unearned Options	Price($)	Expiration	Not		Vested	Have Not	Have Not
Name	Exercisable (1)(2)		Unexercisable (1)(2)		(#)	(3)(4)(5)	Date	Vested (#)		($)	Vested	Vested
Todd H. Siegel	—		200,000		—	$1.14	4/1/2024	—		—	—	—
	187,500		62,500		—	$1.14	4/1/2024	—		—	—	—
	100,000		—		—	$1.14	4/1/2024	—		—	—	—
	18,900		—		—	$1.14	4/1/2024	—		—	—	—
	130,662	(Tranche A )	—		—	$1.14	4/1/2024	—		—	—	—
	65,331	(Tranche B)	—		—	$1.14	4/1/2024	—		—	—	—
	65,331	(Tranche C)	—		—	$1.14	4/1/2024	—		—	—	—

Gregory S. Miller	—		200,000		—	$1.14	4/1/2024	522,368	(6)	$595,500	—	—

Michele Conforti	—		110,000		—	$1.14	4/1/2024	—		—	—	—
	37,500		12,500		—	$1.14	4/1/2024	—		—	—	—
	15,000		—		—	$1.14	4/1/2024	—		—	—	—
	8,200		—		—	$1.14	4/1/2024	—		—	—	—
	21,000	(Tranche A )	—		—	$1.14	4/1/2024	—		—	—	—
	—		10,500	(Tranche B)	—	$1.14	4/1/2024	—		—	—	—
	—		10,500	(Tranche C)	—	$1.14	4/1/2024	—		—	—	—

Sloane Levy	150,000		50,000		—	$1.14	4/1/2024	—		—	—	—
	92,610		—		—	$1.14	4/1/2024	—		—	—	—

Robert Lyons	—		125,000		—	$1.14	4/1/2024	—		—	—	—

(1)

All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under Affinion Holdings’ 2005 Plan. Except for the options granted to Mr. Conforti on May 29, 2007, all options granted to the named executive officers under Affinion Holdings’ 2005 Plan were granted on October 17, 2005. The grant to Ms. Levy of 92,610 options to purchase shares of Affinion Holdings was made under the 2005 Webloyalty Holdings Plan. Outstanding option grants under the 2005 Webloyalty Holdings Plan at the date of acquisition of Webloyalty were converted into options to purchase shares of Affinion Holdings’ common stock. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date. Options listed under column (b) are fully vested as of December 31, 2014.

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

(5)

On April 1, 2014, the Committee reduced the exercise price of certain outstanding options granted under the 2005 Webloyalty Holdings Plan, the Affinion Holdings’ 2005 Plan and the Affinion Holdings’ 2007 Plan to $1.14 per share and extended the contractual term of the options to April 1, 2024 in connection with the re-pricing of the Underwater Options.

(6)

Effective on January 20, 2014, pursuant to his employment agreement, Mr. Miller was granted 522,368 RSUs, which vest in two installments, 50% on January 20, 2015 and 50% on January 20, 2016, subject to his continuing employment through such vesting date.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2014.

	Stock Awards(1)
	Number of Shares	Value Realized
	Acquired on	on
	Vesting	Vesting
Name	(#)	($)
Todd H. Siegel	49,020	400,003
Michele Conforti	46,722	381,252
Sloane Levy	10,723	87,500

(1)	Awards described under the “Stock Awards” column of this table are restricted stock units awarded under the Retention Award Program.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2014. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2014, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during his or her term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year of termination; and
•	amounts earned and contributed under our Employee Savings Plan.

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

The tables below reflect that Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of death or disability.

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

“Good reason” generally means: (i) our material failure to fulfill our obligations under the executive’s employment agreement, (ii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities, (iii) a reduction in the executive’s annual base salary or target bonus (excluding any reduction related to a broader compensation reduction that is not limited to executive specifically and that is not more than 10% in the aggregate or any reduction to which the executive consents) or (iv) the relocation of the executive’s primary office to a location more than 35 miles from his current work location. We have a 30 day cure right following timely notice from the executive of any event constituting good reason.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2014 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$1,800,000	$1,800,000	—	—	—
Cash Severance	—	—	—	$1,200,000	$1,200,000	$600,000	$600,000	—
Long-Term Incentive Compensation:
Stock Options (1)	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

Gregory Miller

In the event Mr. Miller’s employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Miller’s employment had terminated due to death or disability, he would have been entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Miller violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Miller’s employment on December 31, 2014 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$400,000	$400,000	—	—	—
Cash Severance	—	—	—	$400,000	$400,000	$400,000	$400,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Michele Conforti

In the event Mr. Conforti’s employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment of an amount equal to 50% of the aggregate amount of his annual base salary. In the event Mr. Conforti violates any of the restrictive covenants he will have no further right to receive any severance payments. In addition, as compensation for a non-compete covenant, Mr. Conforti is entitled to 50% of the aggregate amount of his base salary at the end of his employment.

The following table shows the potential payments upon termination of Mr. Conforti’s employment on December 31, 2014 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	—	—	—	—	—
Cash Severance	$197,854	$197,854	$197,854	$395,707	$395,707	$197,854	$197,854	$197,854
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

The following table shows the potential payments upon termination of Ms. Levy’s employment on December 31, 2014 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$400,000	$400,000	—	—	—
Cash Severance	—	—	—	$400,000	$400,000	$400,000	$400,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Robert Lyons

In the event Mr. Lyons’ employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lyons’

employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lyons violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lyons’ employment on December 31, 2014 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$400,000	$400,000	—	—	—
Cash Severance	—	—	—	$400,000	$400,000	$400,000	$400,000	—
Long-Term Incentive Compensation:
Stock Options (1)		—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

Director Compensation

                Our non-employee directors are entitled to receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, in 2014, Mr. Matthew H. Nord received $15,000 for serving as the chairman of the audit committee of the board of directors and Mr. Michael A. Reiss received $7,500 for serving on the audit committee of the board of directors and Mr. Jonathan E. Ellenthal received $1,875 for serving on the audit committee of the board of directors until his resignation from the board of directors. Directors who are our employees receive no compensation for their service as directors.

Our directors are also eligible to participate in the 2007 Plan. We generally award non-employee directors 15,000 options when they join our board of directors. The chairperson of the audit committee receives an additional 7,500 options upon appointment as chairperson, and other non-employee directors who serve as members of the audit committee receive an additional 3,750 options when they join the committee.

The table below summarizes the compensation paid by us and earned or accrued by directors for the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Change in
				Pension
	Fees			Value and
	Earned or			Deferred
	Paid in	Stock	Option	Compensation	All Other
Name (1)	Cash ($)	Awards ($)	Awards ($)(2)	Earnings ($)	Compensation ($)	Total ($)
Marc E. Becker	$52,000	$—	$—	$—	$—	$52,000
Matthew H. Nord	$72,000	$—	$6,000	$—	$—	$78,000
Stan Parker(3)	$12,250	$—	$—	$—	$—	$12,250
Eric L. Press	$52,000	$—	$—	$—	$—	$52,000
Michael A. Reiss	$63,625	$—	$15,000	$—	$—	$78,625
Jonathon E. Ellenthal(4)	$15,125	$—	$3,000	$—	$—	$18,125
Richard J. Fernandes	$—	$—	$—	$—	$—	$—
David J. Topper	$53,000	$—	$12,000	$—	$—	$65,000
Zachary J. Kaplan(5)	$12,250	$—	$12,000	$—	$—	$24,250
Skip Victor	$54,000	$—	$12,000	$—	$—	$66,000
Nathaniel J. Lipman(6)	$270,731	$—	$996,240	$—	$40,767	$1,307,738

(1)

Mr. Siegel, our Chief Executive Officer, is not included in this table as he is our employee and receives no compensation for his services as a director. The compensation received by Mr. Siegel is shown in the Summary Compensation Table. Mr. Lipman, our Executive Chairman of the Board, is also our employee and does not receive any director compensation for his services as a director. The compensation reported in the above table for Mr. Lipman is in respect of his services as a non-executive officer employee of the Company pursuant to an employment agreement he has with the Company which is more fully described below in footnote (6). Mr. Fernandes, our Chief Executive Officer of Global Retail Services and Co-President until May 2013, did not receive any director fees for his services as a director and is not included in this table.

(2)

As of December 31, 2014 the directors named in the above table had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 44,500; Matthew H. Nord, 50,500 (including 7,500 options granted in 2014); Stan Parker, 31,500; Eric L. Press, 43,000; Michael A. Reiss, 18,750 (all of which were granted in 2014); David J. Topper, 15,000 (all of which were granted in 2014); Skip Victor, 15,000 (all of which were granted in 2014); and Mr. Lipman, 1,245,300 options as well as 525,000 shares of common stock.

(3)	Mr. Parker’s fees reflect his resignation as a director on March 26, 2014.
(4)	Mr. Ellenthal’s’s fees reflect his resignation as a director on March 27, 2014.
(5)	Mr. Kaplan’s fees reflect his resignation as a director on March 27, 2014.
(6)

Effective as of September 25, 2012, and in connection with his resignation as our Chief Executive Officer and continuing role as Chairman of the Board, we entered into an employment agreement with Mr. Lipman. The agreement renews automatically each year unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement provides for Mr. Lipman’s base salary (which currently is $250,000), and does not contain any severance or bonus protections as of December 31, 2014. Mr. Lipman’s employment agreement also provides for post-termination non-compete, non-solicit and non-disparagement obligations. Fees earned or paid in cash as reflected in the table above represents his salary under his employment agreement. The option awards reflected above represents the increase in fair value of the Underwater Options re-priced on April 1, 2014. All other compensation includes the matching contribution we made on behalf of Mr. Lipman to the Employee Savings Plan of $10,400 and a car allowance of $30,230. In addition, Mr. Lipman is also eligible to participate in general welfare and retirement plans applicable to senior executives of the Company.

Compensation Committee Interlocks and Insider Participation

During 2014, the members of our Compensation Committee consisted of Messrs. Becker, Press and Topper. Messrs. Becker and Press are principals and stockholders of Apollo, our controlling stockholder. Neither Mr. Becker nor Mr. Press has ever been one of our officers or employees. During 2014, neither Mr. Becker nor Mr. Press had any relationship that requires disclosure in this Report as a transaction with a related person. During 2014, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ common stock as of February 25, 2015 by (i) each person known to beneficially own more than 5% of the common stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Affinion Holdings and (iv) all of our executive officers and members of the Board of Directors of Affinion Holdings as a group.

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

On December 12, 2013, Affinion Holdings completed an exchange offer in which it, among other things, issued 13.5 million Series A warrants and 70.2 million Series B warrants to tendering holders of 11.625% senior notes.  The Series B warrants will be not become exercisable until and unless on the fourth anniversary of the exchange closing date, 5% or more in aggregate principal amount of Affinion Holdings’ 2013 senior notes are then outstanding and unpaid, whereupon, if it should ever occur, the Series B warrants will become exercisable until the tenth anniversary of the exchange closing date at an exercise price of $0.01 per share of Class B common stock. Because the Series B warrants are not exercisable within 60 days, the Series B warrants are not reflected below. For a description of director nomination and election rights, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors”. In addition, the Warrant Agreement prohibits the transfer of warrants and the exercise of warrants if either would (1) require the approval of, or filings, registrations or notices to or with, a governmental entity, which approvals, filings, registrations or notices have not been granted or made or (2) would result in any class of securities of Affinion Holdings having more than 450 “holders of record” (as understood for purposes of Section 12(g) of the Exchange Act), unless such transfer is to or exercise is by a person who is an “accredited investor” or (3) would result in any class of securities of Affinion Holdings having more than 1,900 “holders of record.”

Information regarding holders of Series A warrants is based on the warrant register maintained by the warrant agent and provided to the Company.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
Affinion Group Holdings, LLC(a)	57,750,000	68.1%
General Atlantic LLC(b)	17,469,933	20.6%
Empyrean(c)	16,546,591	16.3%
PennantPark(d)	5,624,980	6.2%
Nathaniel J. Lipman(e)	1,770,300	2.1%
Todd H. Siegel(f)	771,444	*
Gregory S. Miller(g)	71,000	*
Michele Conforti(h)	142,673	*
Sloane Levy(i)	292,610	*
Robert Lyons(j)	31,250	*
Marc E. Becker(k)(l)	44,500	*
Matthew H. Nord(k)(m)	43,000	*
Eric L. Press(k)(m)	43,000	*
Michael Reiss(k)(n)	18,750	*
Richard J. Fernandes(o)	3,381,200	4.0%
David J. Topper(p)	15,000	*
Skip Victor(q)	15,000	*
Directors and executive officers as a group (17 persons)(r)	7,200,011	8.2%

(*)	Less than one percent.
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

(c)

Represents 16,546,591 shares issuable upon the exercise of Series A warrants exercisable within 60 days owned of record by Empyrean Capital Fund, LP (“ECF”), Empyrean Capital Overseas Master Fund, Ltd. and P EMP Ltd. (together, the “Empyrean Clients”).  Empyrean Capital Partners, LP (the “Investment Manager”) serves as the investment advisor to the Empyrean Clients.  Empyrean Associates, LLC serves as the general partner to ECF, and Empyrean Capital, LLC serves as the general partner to the Investment Manager.  Amos Meron and Michael Price are managing members of Empyrean Associates, LLC and Empyrean Capital, LLC, and as such may be deemed to have voting and dispositive control of the warrants held directly by the Empyrean Clients.  The address of each of the Empyrean Clients, the Investment Manager, Empyrean Associates, LLC, Empyrean Capital, LLC, Amos Meron and Michael Price is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(d)

Consists of 5,624,980.41 shares issuable upon the exercise of Series A warrants exercisable within 60 days held by the following entities: 4,798,624.40 shares issuable upon the exercise of Series A warrants exercisable within 60 days held by PennantPark Investment Corporation, 554,715.41 shares issuable upon the exercise of Series A warrants exercisable within 60 days held by PennantPark Floating Rate Capital Ltd. and 271,640.60 shares issuable upon the exercise of Series A warrants exercisable within 60 days held by PennantPark Credit Opportunities Fund LP.  PennantPark Investment Advisers, LLC is a registered investment adviser that directly or indirectly manages the investment activities of each of the PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund LP. Arthur H. Penn, Jose A. Briones, Salvatore Giannetti III and P. Whitridge Williams, Jr. are the senior investment professionals of PennantPark Investment Advisers, LLC. Each of PennantPark Investment Advisers, LLC and Messrs. Penn, Briones, Giannetti III and Williams, Jr. may be deemed to share voting and dispositive power with respect to the shares issuable upon the exercise of Series A warrants held by these entities but disclaim such beneficial ownership except to the extent of its or his pecuniary interest therein. The address of each of the PennantPark entities and individuals listed in this footnote is c/o 590 Madison Avenue, 15th Floor, New York, New York 10022.

(e)	Includes 1,213,800 shares of common stock issuable upon the exercise of Tranche A, B and C options and 31,500 shares of common stock issuable upon the exercise of 2007 Plan options.
(f)

Includes 261,324 shares of common stock issuable upon the exercise of Tranche A, B and C options, 356,400 shares of common stock issuable upon the exercise of 2007 Plan options. Does not include 212,500 shares of common stock issuable upon the exercise of 2007 Plan options.

(g)	Includes 50,000 shares of common stock issuable upon the exercise of 2007 Plan options. Does not include 150,000 shares of common stock issuable upon the exercise of 2007 Plan options.
(h)

Includes 21,000 shares of common stock issuable upon the exercise of Tranche A, B and C options and 73,200 shares of common stock issuable upon the exercise of 2007 Plan options. Does not include 21,000 shares of common stock issuable upon the exercise of Tranche B and Tranche C options and 143,750 shares of common stock issuable upon the exercise of 2007 Plan options.

(i)	Includes 92,610 shares of common stock issuable upon the exercise of 2005 Webloyalty Holdings Plan options and 200,000 shares of common stock issuable upon the exercise of 2007 Plan options.
(j)	Includes 31,250 shares of common stock issuable upon the exercise of 2007 Plan options. Does not include 93,750 shares of common stock issuable upon the exercise of 2007 Plan options.
(k)

Messrs. Becker, Nord, Press and Reiss are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Nord, Press and Reiss may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(l)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(m)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(n)	Consists of 18,750 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(o)

Includes 415,000 shares issuable upon the exercise of 2007 Plan options. Additionally, the Fernandes Family Trust, whose trustee is Mr. Fernandes’ spouse, holds 995,093 shares of common stock of which Mr. Fernandes may be deemed to be the beneficial owner. Mr. Fernandes disclaims beneficial ownership of the common stock held by the Fernandes Family Trust and this disclosure shall not be deemed an admission that Mr. Fernandes is the beneficial owner of such securities for the purposes of Section 13(d) or 13(g) of the Securities Act or for any other purpose.
(p)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(q)

Includes 1,585,668 shares of common stock issuable upon the exercise of Tranche A, B and C options, 1,614,850 shares of common stock issuable upon the exercise of 2007 Plan options, 179,250 shares of common stock issuable upon the exercise of Board of Director option grants and 92,610 shares of common stock issuable upon the exercise of options issued under Webloyalty option plans. Does not include 21,000 shares of common stock issuable upon the exercise of Tranche B and Tranche C, 1,046,250 shares of common stock issuable upon the exercise of 2007 Plan options and 261,184 restricted stock units that remain subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Plan and the 2005 Plan was approved by the stockholders of Affinion Holdings. The 2005 Plan authorizes the board of directors of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries, including us. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2014, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2014, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2014, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings common stock at exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of December 31, 2014 and expire between March 2016 and April 2024.

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan as of December 31, 2014.

			Number of securities remaining
	Number of securities	Weighted-average	available for future issuance under
	to be issued upon	exercise price of	equity compensation plans
	exercise of outstanding	outstanding options,	(excluding securities reflected in
	options, warrants and rights	warrants and rights	column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders
Options	2,492,868	$1.19	—
Equity compensation plans not approved by securityholders
Options (1)	4,639,214	$1.99	(3)
2014 Performance Incentive Awards	4,925,987	—	(3)
Restricted stock units	522,368	—	(3)
Total	12,580,437	(2)	429,280

(1)	Includes 529,104 additional options as a result of Affinion Holdings’ issuance of options to replace awards granted by Webloyalty. The weighted-average exercise price of these awards was $1.68.
(2)

429,280 shares of common stock are available for future issuance under equity compensation plans in connection with future grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards.

(3)	Not applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Acquisition

Purchase Agreement

Overview. On July 26, 2005, we, along with our parent company, Affinion Holdings, entered into a purchase agreement with Cendant. Pursuant to the purchase agreement, on October 17, 2005, we purchased from Cendant all of the equity interests of AGLLC, and all of the share capital of AIH. The aggregate purchase price paid to Cendant was approximately $1.8 billion (consisting of cash and newly issued preferred stock of Affinion Holdings and after giving effect to certain fixed adjustments), subject to further adjustments as provided in the purchase agreement. In addition, Cendant received a warrant to purchase up to 7.5% of the outstanding common stock of Affinion Holdings.

Following the Acquisition, Affinion Holdings owned 100% of our common stock. At such time, with respect to the capital stock of Affinion Holdings, (i) approximately 97% of its common stock then outstanding was owned by Parent LLC, (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant.

Indemnification . Cendant has agreed to indemnify us, Affinion Holdings and each of our and Affinion Holdings’ affiliates, and each of our and Affinion Holdings’ respective directors and officers, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and we have agreed to indemnify Cendant, its affiliates and each of their respective directors and officers for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties expired on April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Cendant, Affinion Holdings and we have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by us and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. We have the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Ancillary Agreements to the Purchase Agreement

In addition to the purchase agreement described above in connection with the Apollo Transactions, we and Affinion Holdings entered into the following agreements with Apollo for which payments have been made in the last three years:

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

Other Related Party Transactions

During 2006, Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. On January 1, 2012, we entered into a new master services agreement with SourceHOV LLC (which is the successor to SOURCECORP by merger) for a term of five years, subject to our right to terminate at any time with 180 days’ notice. The fees incurred for these services for the years ended December 31, 2012 and 2013 was $0.7 million and $0.6 million, respectively. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the year ended December 31, 2014.

During the year ended December 31, 2012, the Company purchased $4.1 million of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the years ended December 31, 2013 and 2014.

In July 2014, Novitex Enterprise Solutions, a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. During the year ended December 31, 2014, the Company recognized expenses of $0.4 million, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the period from September 9, 2014 through December 31, 2014, the Company fulfilled merchandise and gift cards of $6.8 million and $3.2 million, respectively, which are included in revenue, net of the cost to acquire the merchandise and gift cards, in the accompanying statement of comprehensive income for the year ended December 31, 2014.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. Subsequently, on December 12, 2013, Affinion Investments sold all of its membership interests in Alclear to Affinion Developments, LLC, a newly formed unrestricted subsidiary of Affinion. We provided support services to Alclear and recognized revenue in the amount of $1.1 million, $0.9 million and $0.5 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

On January 14, 2011, Holdings entered into the Stockholder Agreement (the “Affinion Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively with any transferee trusts, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”). On December 12, 2013, in connection with the December 2013 refinancing of the Company’s 2006 senior subordinated notes and Affinion Holdings’ 11.625% senior notes (the “2013 Refinancing”), the Affinion Holdings Stockholder Agreement was further amended to account for the rights of holders of warrants following the maturation of their right, if ever, to elect a majority of the Company’s directors.

The Affinion Holdings Stockholder Agreement permits certain of Affinion Holdings’ stockholders—currently Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. The Chief Executive Officer of Affinion Holdings also will serve as a director, and the holders of a majority of the issued and outstanding shares of Affinion Holdings’ common stock will nominate the remaining directors. Under the Affinion Holdings Stockholder Agreement, as amended, investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic currently have the right to nominate eight and three, respectively, of our twelve directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Todd H. Siegel as a director in his capacity as our Chief Executive Officer and the nomination of Nathaniel J. Lipman as a director. However, as a result of the 2013 Refinancing, the related amendments to the Affinion Holdings Stockholder Agreement and Affinion Holdings’ certificate of incorporation and by-laws, and the execution of the Warrantholder Rights Agreement, if on December 12, 2017, 5% or more in aggregate principal amount of the Affinion Holdings 2013 senior notes issued in the 2013 Refinancing are then outstanding and unpaid (the “Control Event”), the provisions of the Affinion Holdings Stockholder Agreement regarding the rights of Major Stockholders thereunder to nominate and elect directors, exercise preemptive rights and certain other information rights will be irrevocably waived and be of no further force and effect, and replaced with a right to nominate one director (or in Apollo’s case, two directors) for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. In addition, the amendment increased the size of Affinion Holdings’ Board to twelve, which vacancy was filled by the holders of Series A warrants.

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

On May 7, 2014, with the consent of the holders of a majority of Affinion Holdings’ exercisable Series A warrants and Series B warrants, Affinion Holdings, along with investment funds affiliated with Apollo Global Management, LLC (such investment funds, the “Apollo Funds”) and investment funds affiliated with General Atlantic LLC (such investment funds referred to as “General Atlantic”), entered into an amendment to the Affinion Holdings Stockholder Agreement. The amendment reduced the size of Affinion Holdings’ board of directors from twelve to nine. In addition, the amendment provides that the board of directors may from time to time increase or decrease the size of the board of directors with the consent of the Apollo Funds and General Atlantic; provided, however, that upon the demand of either the Apollo Funds or General Atlantic, Affinion Holdings will be required to increase the size of the Board in order to permit such demanding party to fully exercise its rights to nominate directors under the Affinion Holdings Stockholder Agreement.

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

In connection with the December 2013 refinancing of the Company’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, on December 12, 2013, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of the Affinion Holdings 2013 senior notes remain outstanding.

Warrantholder Rights Agreement

In connection with the December 2013 refinancing of Affinion Holdings’ 2010 senior notes, on December 12, 2013, Affinion Holdings, Apollo, General Atlantic and the holders of warrants entered into a Warrantholder Rights Agreement (the “Warrantholder Rights Agreement”) pursuant to which the parties thereto have certain rights and obligations with respect to Affinion Holdings’ warrants and common stock, including pre-emptive rights on new equity issuances, tag-along rights and drag-along rights. The Warrantholder Rights Agreement contains restrictions on the transfer of Affinion Holdings’ common stock issuable upon the exercise of the warrants, other than to affiliates, and prohibits any transfers of any of Affinion Holdings’ equity securities (including the warrants) unless any required regulatory approvals, registrations, filings or notices have been obtained or made. In addition, the Warrantholder Rights Agreement restricts the ability of Affinion Holdings and its subsidiaries, in certain instances and subject to limited exceptions, to (i) enter into transactions with Apollo, General Atlantic or their affiliates, (ii) make non-pro rata redemptions, dividends or distributions in which the exercisable warrants are not permitted to participate, (iii) voluntarily liquidate, dissolve or wind-up the affairs of Affinion Holdings or declare bankruptcy, (iv) reorganize, reclassify, reconstruct, consolidate or subdivide Affinion Holdings’ share capital or (v) make changes to Affinion Holdings’ certificate of incorporation or by-laws.

The Warrantholder Rights Agreement shall terminate upon the dissolution of Affinion Holdings, if the number of holders is reduced to zero, upon a change of control or, if at any time following the consummation of an underwritten public offering, less than 5% of the aggregate principal amount of the Affinion Holdings 2013 senior notes issued in the exchange offer remains outstanding.

On May 7, 2014, Affinion Holdings amended the terms of the Warrantholder Rights Agreement to permit transactions with affiliates in respect of Affinion Holdings’ and its subsidiaries’ indebtedness on arm’s-length terms. Pursuant to the terms thereof, the amendment to the Warrantholder Rights Agreement was approved by Affinion Holdings, the Apollo Funds, General Atlantic, and the investors that owned a majority of the Class B common stock underlying the currently exercisable warrants.

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

Under the Fernandes Employment Agreement, Mr. Fernandes received a base salary of $425,000 and was eligible for an annual target bonus of 125% of his base salary; provided, that, performance objectives determined each year by Affinion Holdings were met.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the NYSE and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2014, Apollo beneficially owned 68% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our audit committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2014 and 2013.

	For the Years Ended
	December 31, 2014	December 31, 2013
Audit Fees	$3,298,000	$3,319,000
Audit-Related Fees (1)	245,000	220,000
Tax Fees (2)	17,000	16,000
All Other Fees	—	—
Total Fees	$3,560,000	$3,555,000

(1)	Audit related services in 2014 and 2013 represent SSAE 16 (service auditors) reports, services associated with senior note offerings and regulatory filings relating to the Company’s acquisitions.
(2)	Tax services for 2014 and 2013 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2014 and 2013 were pre-approved by our audit committee. The audit committee reviewed the 2014 and 2013 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits
Exhibit No.	Description
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

3.5

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc. filed in the State of Delaware on May 6, 2014 (incorporated by reference to Exhibit No. 3.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

4.17

Indenture, dated as of December 12, 2013 governing the 13.75%/14.50% Senior Secured PIK/Toggle Notes due 2018, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.1 to Affinion Group Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

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

Exhibit No.	Description
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

4.33

Supplemental Indenture No. 4, dated as of July 24, 2014, among Propp Corp., an Illinois corporation, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.34

Supplement No. 1, dated as of July 24, 2014, by Propp Corp., an Illinois corporation, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.35

Supplemental Indenture No. 5, dated as of October 3, 2014, among SkyMall Ventures, LLC, a Nevada limited liability company, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, File No. 333-133895).

4.36

Supplement No. 2, dated as of October 3, 2014, by SkyMall Ventures, LLC, a Nevada limited liability company, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, File No. 333-133895).

Exhibit No.	Description
4.37

Amendment No. 4 to the Stockholder Agreement, dated as of May 7, 2014, among Affinion Group Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.38

Amendment No. 1 to the Warrantholder Rights Agreement, dated as of May 7, 2014, among Affinion Group Holdings, Inc., Affinion Group Holdings LLC, General Atlantic Partners 79, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and the Holders party thereto (incorporated by reference to Exhibit 4.4 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.39

Supplemental Indenture No. 6, dated as of March 9, 2015, among Connexions SMV, LLC, a Delaware limited liability company, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.25 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

4.40

Supplement No. 3, dated as of March 9, 2015, by Connexions SMV, LLC, a Delaware limited liability company, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.26 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

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

Exhibit No.	Description
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

10.13

Amendment to the Amended and Restated Consulting Agreement, dated as of December 12, 2013, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

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

Exhibit No.	Description
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

10.30

Employment Agreement, dated as of December 16, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Gregory S. Miller (incorporated by reference to Exhibit No. 10.32 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

10.31

Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.32

Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

Exhibit No.	Description
10.33

Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.34

Fernandes Investor Rights Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC and Richard Fernandes (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.35

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

10.37

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.38

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.39

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.40

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

10.41

Agreement and General Release, dated as of July 3, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

10.42

Amendment No. 1, dated as of May 13, 2014,  to Consulting Agreement, dated as of May 13, 2013, by and between Trilegiant Corporation and RJF Consulting, LLC (incorporated by reference to Exhibit 10.42 to Affinion Group, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.43

Amendment to Employment Agreement, dated as of February 2. 2015, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.43 to Affinion Group, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.44

Amendment to the Affinion Group Holdings, Inc. 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.44 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.45

Amendment to the Webloyalty Holdings, Inc. 2005 Equity Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.45 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.46

Employment Agreement, dated as of April 13, 2007, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.46 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

Exhibit No.	Description
10.47

Secondment Agreement, dated as of May 9, 2014, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.47 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.48

Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Lyons (incorporated by reference to Exhibit 10.48 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.49

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan Retention Award Agreement (incorporated by reference to Exhibit 10.49 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Affinion Group Holdings, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS XBRL	Instance Document.
101.SCH XBRL	Taxonomy Extension Schema.
101.CAL XBRL	Taxonomy Extension Calculation Linkbase.
101.DEF XBRL	Taxonomy Extension Definition Linkbase.
101.LAB XBRL	Taxonomy Extension Label Linkbase.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

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

Solo Direct Mail

Stand-alone mailings that market our programs and services.

G-1

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

AFFINION GROUP HOLDINGS, INC.
Date: March 19, 2015	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	March 19, 2015
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President	March 19, 2015
Gregory S. Miller	and Chief Financial Officer (Principal Financial Officer)

/s/ Brian J. Dick	Executive Vice President	March 19, 2015
Brian J. Dick	and Chief Accounting Officer (Principal Accounting Officer)

/s/ Nathaniel J. Lipman	Director	March 19, 2015
Nathaniel J. Lipman

/s/ Marc E. Becker	Director	March 19, 2015
Marc E. Becker

/s/ Eric L. Press	Director	March 19, 2015
Eric L. Press

/s/ Matthew H. Nord	Director	March 19, 2015
Matthew H. Nord

/s/ Michael A. Reiss	Director	March 19, 2015
Michael A. Reiss

/s/ Richard J. Fernandes	Director	March 19, 2015
Richard J. Fernandes

/s/ David J. Topper	Director	March 19, 2015
David J. Topper

/s/ Skip Victor	Director	March 19, 2015
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

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in deficit and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Stamford, CT March 19, 2015

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$32.3	$20.1
Restricted cash	35.8	36.6
Receivables (net of allowances for doubtful accounts of $8.5 and $11.8, respectively)	119.3	132.5
Profit-sharing receivables from insurance carriers	28.7	64.7
Prepaid commissions	48.0	37.5
Income taxes receivable	1.3	2.6
Other current assets	104.6	87.4
Total current assets	370.0	381.4
Property and equipment, net	139.0	140.4
Contract rights and list fees, net	16.7	19.1
Goodwill	322.2	606.3
Other intangibles, net	103.3	153.8
Other non-current assets	68.4	67.2
Total assets	$1,019.6	$1,368.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$43.1	$11.7
Accounts payable and accrued expenses	426.0	398.4
Deferred revenue	89.9	105.4
Income taxes payable	3.2	4.3
Total current liabilities	562.2	519.8
Long-term debt	2,229.6	2,246.5
Deferred income taxes	33.0	74.5
Deferred revenue	10.0	10.4
Other long-term liabilities	31.3	36.8
Total liabilities	2,866.1	2,888.0
Commitments and contingencies
Deficit:
Common stock, $0.01 par value, 540,000,000 shares authorized, 85,129,859 shares issued and 84,842,535 and 84,913,613 shares outstanding	0.9	0.9
Additional paid in capital	144.1	136.6
Warrants	124.8	25.8
Accumulated deficit	(2,117.5)	(1,688.8)
Accumulated other comprehensive income	1.2	5.7
Treasury stock, at cost, 287,324 and 216,246 shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,847.6)	(1,520.9)
Non-controlling interest in subsidiary	1.1	1.1
Total deficit	(1,846.5)	(1,519.8)
Total liabilities and deficit	$1,019.6	$1,368.2

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	For the Year Ended December 31,
	2014	2013	2012

Net revenues	$1,242.8	$1,334.7	$1,494.6
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	481.9	533.2	600.1
Operating costs	411.9	439.4	459.5
General and administrative	172.9	157.0	150.7
Impairment of goodwill and other long-lived assets	292.4	1.6	39.7
Facility exit costs	2.7	0.5	(0.9)
Depreciation and amortization	109.7	113.9	184.5
Total expenses	1,471.5	1,245.6	1,433.6
Income (loss) from operations	(228.7)	89.1	61.0
Interest income	0.3	0.4	0.9
Interest expense	(223.7)	(206.5)	(190.4)
Loss on extinguishment of debt	(14.6)	(4.6)	−−
Other income (expense), net	−−	0.1	(0.2)
Loss before income taxes and non-controlling interest	(466.7)	(121.5)	(128.7)
Income tax benefit (expense)	38.5	(13.6)	(10.2)
Net loss	(428.2)	(135.1)	(138.9)
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.7)
Net loss attributable to Affinion Group Holdings, Inc.	$(428.7)	$(135.5)	$(139.6)

Net loss	$(428.2)	$(135.1)	$(138.9)
Currency translation adjustment, net of tax	(4.5)	(1.1)	1.2
Comprehensive loss	(432.7)	(136.2)	(137.7)
Less: comprehensive income attributable to non-controlling interest	(0.5)	(0.1)	(0.6)
Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(433.2)	$(136.3)	$(138.3)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	85,049,740	$126.8	$1.7	$(1,413.7)	$5.2	$(1.1)	$1.0	$(1,280.1)
Net loss		—	—	(139.6)	—	—	0.7	(138.9)
Currency translation adjustment, net of tax		—	—	—	1.3	—	(0.1)	1.2
Total comprehensive loss								(137.7)
Issuance of common stock related to restricted stock units and options	78,322	0.1	—	—	—	—	—	0.1
Share-based compensation		5.2	—	—	—	—	—	5.2
Expiration of warrants		1.7	(1.7)	—	—	—	—	-
Balance, December 31, 2012	85,128,062	133.8	—	(1,553.3)	6.5	(1.1)	1.6	(1,412.5)
Net loss		—	—	(135.5)	—	—	0.4	(135.1)
Currency translation adjustment, net of tax		—	—	—	(0.8)	—	(0.3)	(1.1)
Total comprehensive loss								(136.2)
Dividend paid to non-controlling interest		—	—	—	—	—	(0.6)	(0.6)
Issuance of common stock related to restricted stock units and options	1,797	—	—	—	—	—	—	—
Share-based compensation		3.7	—	—	—	—	—	3.7
Issuance of warrants		-	25.8	—	—	—	—	25.8
Balance, December 31, 2013	85,129,859	137.5	25.8	(1,688.8)	5.7	(1.1)	1.1	(1,519.8)
Net loss		—	—	(428.7)	—	—	0.5	(428.2)
Currency translation adjustment, net of tax		—	—	—	(4.5)	—	—	(4.5)
Total comprehensive loss								(432.7)
Dividend paid to non-controlling interest		—	—	—	—	—	(0.5)	(0.5)
Share-based compensation		7.5	—	—	—	—	—	7.5
Issuance of warrants		—	99.0	—	—	—	—	99.0
Balance, December 31, 2014	85,129,859	$145.0	$124.8	$(2,117.5)	$1.2	$(1.1)	$1.1	$(1,846.5)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities
Net loss	$(428.2)	$(135.1)	$(138.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109.7	113.9	184.5
Amortization of debt discount and financing costs	13.8	12.7	11.0
Unrealized loss on interest rate swaps	—	—	1.2
Impairment of goodwill and other long-lived assets	292.4	1.6	39.7
Impairment of equity investment	—	0.7	1.0
Adjustment to liability for additional consideration based on earn-out	—	—	(14.6)
Provision for loss on accounts receivable	0.3	2.7	6.9
Financing costs	6.8	11.1	−−
Loss on extinguishment of debt	14.6	4.6	−−
Facility exit costs	2.7	0.5	(0.9)
Share-based compensation	8.6	9.6	11.2
Deferred income taxes	(43.4)	7.3	2.3
Net change in assets and liabilities:
Restricted cash	(2.8)	(0.7)	(0.5)
Receivables	10.1	4.5	(14.0)
Receivables from related parties	(3.7)	—	0.7
Profit-sharing receivables from insurance carriers	36.0	10.0	(0.6)
Prepaid commissions	(11.0)	5.2	10.4
Other current assets	22.7	(1.7)	(15.4)
Contract rights and list fees	2.1	2.7	0.1
Other non-current assets	(3.6)	(5.6)	5.8
Accounts payable and accrued expenses	24.0	(21.5)	(14.4)
Payables to related parties	0.1	—	(0.7)
Deferred revenue	(13.0)	(13.8)	(41.9)
Income taxes receivable and payable	0.3	(1.0)	1.4
Other long-term liabilities	(9.2)	(4.9)	(1.5)
Other, net	7.7	(1.6)	(1.7)
Net cash provided by operating activities	37.0	1.2	31.1
Investing Activities
Capital expenditures	(51.0)	(46.3)	(51.7)
Restricted cash	2.1	(1.2)	(3.1)
Acquisition-related payments, net of cash acquired	(22.0)	(3.6)	(13.5)
Net cash used in investing activities	(70.9)	(51.1)	(68.3)
Financing Activities
Borrowings (repayments) under revolving credit facility, net	(41.0)	46.0	−−
Proceeds from issuance of debt	425.0	—	−−
Financing costs	(23.0)	(15.5)	(6.3)
Principal payments on borrowings	(316.1)	(11.8)	(11.8)
Proceeds from issuance of warrants	3.8	—	−−
Proceeds from issuance of common stock	—	—	0.1
Distribution to non-controlling interest of a subsidiary	(0.6)	(0.6)	−−
Net cash provided by (used in) financing activities	48.1	18.1	(18.0)
Effect of changes in exchange rates on cash and cash equivalents	(2.0)	—	0.7
Net increase (decrease) in cash and cash equivalents	12.2	(31.8)	(54.5)
Cash and cash equivalents, beginning of year	20.1	51.9	106.4
Cash and cash equivalents, end of year	$32.3	$20.1	$51.9
Supplemental Disclosure of Cash Flow Information:
Interest payments	$171.6	$198.1	$186.3
Income tax payments, net of refunds	$2.5	$6.8	$7.6

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation—On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division to Affinion Group, Inc. (“Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, specifically in the context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

Business Description— The Company is one of the world’s leading customer engagement and loyalty solutions companies. The Company designs, markets and services programs that strengthen and extend customer relationships for many of the world’s largest and most respected companies. The Company’s programs and services include:

•	Loyalty programs that help reward, motivate and retain consumers,
•	Membership programs that help consumers save money and gain peace of mind,
•	Package programs that bundle valuable discounts, protection and other benefits to enhance customer relationships, and
•	Insurance programs that help protect consumers in the event of a covered accident, injury, illness, or death.

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

The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhances and extends the relationship of millions of consumers with many of the largest and most respected companies in the world. The Company generally partners with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of its partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using its expertise in customer engagement, product development, creative design and data-driven targeted marketing, the Company develops and markets programs and services that enable the companies it partners with to generate significant, high-margin incremental revenue, enhance its partners’ brands among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. The Company refers to the leading companies that it works with to provide customer engagement and loyalty solutions as marketing partners or clients. The Company refers to the consumers to whom it provides services directly under a contractual relationship as subscribers, insureds or members. The Company refers to those consumers that it services on behalf of a third party, such as one of its marketing partners, and with whom it has a contractual relationship as end-customers.

The Company utilizes its substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of its marketing partners on a highly targeted, campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with its marketing partners, as the Company believes this optimizes response, thereby improving the efficiency of our marketing investment. Accordingly, the Company maintains significant capabilities to market through direct mail, point-of-sale, direct response television, the internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company’s operating segments are as follows:

●

Membership Products. The Company designs, implements and markets subscription programs that provide its members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

●

Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

●

Global Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company provides its clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages turnkey travel services that are sold on a private label basis to provide its clients’ customers with direct access to the Company’s proprietary travel platform. A marketing partner typically engages the Company on a fee-for-services contractual basis, where the Company generates revenue in connection with the volume of redemption transactions.

●

International Products. The Company designs, implements and markets membership and package customer engagement businesses outside North America and operates a discrete loyalty program benefit provider. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint. In 2012, the Company expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, the Company undertook business activities in Australia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2014 and 2013. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

Insurance — Commission revenue for marketing and administrative services earned per administrative services agreements with Carriers is based on a percentage of premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly.  Commission revenue is recognized ratably for the marketing and administrative services provided over the underlying policy coverage period. There are also profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. All revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $186.9 million in 2014, $168.5 million in 2013 and $164.1 million in 2012. Under our current profit sharing arrangements, approximately 60% % of the gross premiums collected on behalf of the insurance carrier are earned as commission revenue under administrative agreements and the remaining 40% of gross premiums are retained in a fiduciary account managed on behalf of the carrier.  The remaining carrier funds are distributed monthly to the carrier to pay claims, administrative expenses, and the carrier’s retention fee. Any surplus or deficit is distributed to the Company under the profit share arrangement. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall. In 2014 a significant portion of the insurance policies underwritten and outstanding pursuant to these arrangements were transitioned to a carrier with whom the Company does not have a profit-sharing arrangement.

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

Loyalty — Loyalty Solutions programs generate revenue from four primary product lines: loyalty, travel reservation service fees, protection and convenience. Generally, loyalty revenue consists of a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs. Travel reservation service fee income is generally recognized when the traveler’s reservation or booking is made and secured by the use of points or credit card, net of estimated cancellations and “no-shows.” Protection and convenience programs are sold to marketing partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the marketing partner based on the number of marketing partner customers who have access to the enhancement program. Marketing partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the marketing partner.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2014 and 2013, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2014 and 2013, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

During the fourth quarter of 2014, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 3.0% and discount rates ranging from 10.5% to 20.0%. In 2014, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which the carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 15.5%. As a result, the Company performed step 2 of the test for goodwill impairment and based on the results of step 2, recognized a goodwill impairment charge of $292.4 million, representing approximately 76.6% of the goodwill attributed to Membership Products.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2014 and 2013 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2014, 2013 and 2012, the Company derived approximately 35%, 39% and 46%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner and its customers accounted for 11.2% of consolidated net revenue for the year ended December 31, 2014. The Company’s largest marketing partner and its customers accounted for 13.4% of consolidated net revenue for the year ended December 31, 2013. The Company’s largest marketing partner and its customers accounted for 15.3% of consolidated net revenue for the year ended December 31, 2012. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

As of December 31, 2013, approximately $36.2 million of the profit-sharing receivables from insurance carriers was due from one insurance carrier.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2014	2013
	(in millions)
Balance at beginning of period	$11.8	$9.4
Provision charged to expense, net of recoveries	(1.9)	2.7
Write-offs	(1.4)	(0.3)
Balance at end of period	$8.5	$11.8

Supplemental Disclosure of Cash Flow Information

During 2014, the Company performed its annual goodwill impairment test, which resulted in recognition of an impairment loss of $292.4 million, representing approximately 76.6% of the goodwill ascribed to Membership Products. As a result of the Company’s election to pay interest on its outstanding 13.75%/14.50% PIK Toggle Senior Notes by increasing the face amount of the debt, during 2014 the Company increased the carrying amount of its debt by $22.4 million. During 2014, the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.7 million. At December 31, 2014, the Company had an accrual for the acquisition of property and equipment of $0.3 million.

During 2013, the Company recognized an impairment loss of $1.6 million, representing the remaining intangible assets of Prospectiv (net book value of $1.3 million) and property and equipment (net book value of $0.3 million). At December 31, 2013, the Company had accruals for the acquisition of property and equipment and for financing costs of $2.5 million and $3.4 million, respectively.

During the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv Direct, Inc. (“Prospectiv”) acquisition ($14.6 million) as the Company did not expect to achieve the growth originally planned for these years due to market conditions. In addition, in September, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration based on achievement of the performance targets. During the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which resulted in recognition of an impairment loss of $39.7 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). At December 31, 2012, the Company had an accrual for the acquisition of property and equipment of $3.1 million.

Recently Issued Accounting Pronouncements

On April 11, 2014, the FASB issued an Accounting Standards Update (“ASU”) that updated the requirements for reporting discontinued operations. The new standard requires that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements.   The new standard also removed the conditions in the current standard that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. For public business entities, the ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of the new guidance as of January 1, 2015 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

On August 27, 2014, the FASB issued an ASU that provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the financial statements (or within one year after the date on which the financial statements were available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. ACQUISITIONS

On September 8, 2014, the Company entered into a Membership Interest Purchase Agreement (the “SkyMall Agreement”) that resulted in the acquisition on September 9, 2014 of SkyMall Ventures, LLC (“SkyMall”), a provider of merchandise, gift cards and experiential rewards for loyalty programs. In accordance with the SkyMall Agreement, the Company acquired all of the outstanding membership interests in SkyMall for an upfront cash payment of approximately $18.4 million, plus a working capital adjustment of $0.4 million, and contingent consideration of up to $3.9 million payable approximately one year after the acquisition date.

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

On a preliminary basis, the Company allocated the purchase price of $19.1 million, consisting of the upfront cash payment of $18.4 million, plus the working capital adjustment of $0.4 million, and the acquisition date fair value of the up to $3.9 million contingent consideration, based on an income approach and probability model, of $0.3 million, among the assets acquired and liabilities assumed as follows (in millions):

Trade receivables	$3.8
Other current assets, including gift card inventory	37.7
Intangible assets	11.9
Goodwill	14.6
Accounts payable and accrued liabilities	(48.8)
Other current liabilities	(0.1)
Consideration transferred	$19.1

The intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. The goodwill, which is expected to be deductible for income tax purposes, has been attributed to the Global Loyalty Products segment. In connection with the acquisition of SkyMall, the Company incurred $0.8 million of acquisition costs, which are included in general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2014.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

On November 14, 2012, the Company entered into, and consummated, a Share Sale and Purchase Agreement ( the “Back-Up and Travel Agreement”) that resulted in the acquisition of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency. In accordance with the Back-Up and Travel Agreement, on November 14, 2012, the Company acquired 90% of the outstanding capital stock of Back-Up and 99.99% of the outstanding capital stock of Travel for an upfront cash payment of approximately $12.5 million and contingent consideration payable ratably on each of the first three anniversaries of the acquisition date aggregating approximately $8.4 million. The Company also obtained a call option that grants the Company the ability to call the additional 10% of Back-Up’s capital stock for a nominal price no earlier than five years after the acquisition date and no later than eight years after the acquisition date. The Company also issued a put option to the former shareholders of Back-Up permitting the former shareholders to put the additional 10% of Back-Up capital stock to the Company under the same terms as the call option.

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

4. INTANGIBLE ASSETS

Intangible assets consisted of:

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$939.8	$(932.0)	$7.8	$943.2	$(920.9)	$22.3
Affinity relationships	649.1	(574.4)	74.7	647.7	(544.1)	103.6
Proprietary databases and systems	59.9	(57.4)	2.5	60.1	(57.2)	2.9
Trademarks and tradenames	33.5	(18.8)	14.7	34.3	(16.5)	17.8
Patents and technology	47.8	(44.6)	3.2	47.9	(41.5)	6.4
Covenants not to compete	2.6	(2.2)	0.4	2.7	(1.9)	0.8
	$1,732.7	$(1,629.4)	$103.3	$1,735.9	$(1,582.1)	$153.8

In connection with the September 8, 2014 acquisition of SkyMall (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $11.9 million. These intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. In connection with the November 14, 2012 acquisition of Back-Up and Travel (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $11.0 million. These intangible assets consisted primarily of trademarks and tradenames valued at $5.1 million and member relationships valued at $3.7 million. During 2014 and 2013, foreign currency translation resulted in a decrease of $17.0 million and an increase of $1.8 million, respectively, in the gross carrying amount of intangible assets and a decrease of $14.2 million and an increase of $2.5 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Amortizable intangible assets:
Member relationships	$13.9	$21.1	$76.8
Affinity relationships	41.1	41.0	43.9
Proprietary databases and systems	0.5	1.2	1.2
Trademarks and tradenames	2.6	2.7	2.4
Patents and technology	3.1	5.1	7.4
Covenants not to compete	0.3	0.3	0.4
	$61.5	$71.4	$132.1

Based on the Company’s amortizable intangible assets as of December 31, 2014, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $42.7 million in 2015, $13.8 million in 2016, $9.3 million in 2017, $8.4 million in 2018 and $7.1 million in 2019.

At January 1, 2013 and December 31, 2013 and 2014, the Company had gross goodwill of $654.3 million, $653.3 million and $661.6 million, respectively, and accumulated impairment losses of $47.0 million at January 1, 2013 and December 31, 2013 and $339.4 million at December 31, 2014. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty Products segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition, and in 2014, the $292.4 million impairment loss recognized relating to the Membership Products segment.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Balance at			Balance at				Balance at
	January 1,		Currency	December 31,			Currency	December 31,
	2013	Acquisition	Translation	2013	Acquisitions	Impairment	Translation	2014
	(in millions)

Membership Products	$382.0	$—	$—	$382.0	$—	$(292.4)	$—	$89.6
Insurance and Package Products	58.3	—	—	58.3	—	—	—	58.3
Global Loyalty Products	81.7	—	—	81.7	15.8	—	—	97.5
International Products	85.3	(1.7)	0.7	84.3	—	—	(7.5)	76.8
Total	$607.3	$(1.7)	$0.7	$606.3	$15.8	$(292.4)	$(7.5)	$322.2

During the fourth quarter of 2014, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 3.0% and discount rates ranging from 10.5% to 20.0%. In 2014, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 15.5%.

During the fourth quarter of 2014, the Company reflected these assumptions for Membership Products in its annual test for goodwill impairment as of December 1. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that the Company believes marketplace participants would utilize to determine the fair value of Membership Products, the Company recorded an impairment loss during the fourth quarter of 2014 of $292.4 million, representing approximately 76.6% of the goodwill ascribed to Membership Products. The impairment loss related to the goodwill of Membership Products has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2014.

5. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$59.1	$(58.7)	$0.4	$62.4	$(61.7)	$0.7
List fees	51.7	(35.4)	16.3	48.3	(29.9)	18.4
	$110.8	$(94.1)	$16.7	$110.7	$(91.6)	$19.1

Amortization expense for the year ended December 31, 2014 was $5.8 million, of which $5.5 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Amortization expense for the year ended December 31, 2013 was $6.1 million, of which $5.8 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Amortization expense for the year ended December 31, 2012 was $6.0 million, of which $5.6 million is included in marketing expense and $0.4 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of December 31, 2014, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $4.9 million in 2015, $3.7 million in 2016, $2.5 million in 2017, $2.0 million in 2018 and $1.5 million in 2019.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2014	2013
	(in millions)
Gift card inventory	$45.0	$22.4
Prepaid membership materials	2.2	1.4
Prepaid insurance costs	4.9	3.6
Other receivables	12.9	18.6
Prepaid merchant fees	0.8	0.7
Prepaid information technology costs	6.9	6.2
Other	31.9	34.5
Total	$104.6	$87.4

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2014	2013
	(in millions)
Leasehold improvements	$24.4	$24.8
Capitalized software	237.1	219.8
Computer equipment ($2.7 million and $2.4 million in 2014 and 2013, respectively, under capital leases)	164.2	153.5
Furniture, fixtures and equipment	21.7	21.3
Projects in progress	25.4	25.0
	472.8	444.4
Less: Accumulated depreciation and amortization	(333.8)	(304.0)
Total	$139.0	$140.4

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $47.9 million, $42.2 million and $52.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

	December 31,
	2014	2013
	(in millions)
Accounts payable	$124.2	$121.6
Accrued commissions	12.4	17.5
Accrued payroll and related costs	46.3	53.7
Accrued product costs	30.6	35.0
Accrued marketing costs	24.1	26.6
Accrued interest	41.0	25.3
Accrued taxes, other than income taxes	14.5	37.0
Accrued legal and professional fees and loss contingency accruals	43.5	16.9
Gift card deposits	40.5	—
Other	48.9	64.8
Total	$426.0	$398.4

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2014	2013
	(in millions)
First-lien term loan due 2018	$769.2	$—
Second-lien term loan due 2018	425.0	—
Term loan due 2016	—	1,084.7
Revolving credit facility, expiring in 2018	5.0	—
Revolving credit facility, expiring in 2015	—	46.0
7.875% senior notes due 2018, net of unamortized discount of $1.7 million and $2.2 million, respectively, with an effective interest rate
of 8.31%	473.3	472.8
13.50% senior subordinated notes due 2018, net of unamortized discount of $6.7 million and $8.1 million, respectively, with an
effective interest rate of 14.31%	353.3	351.9
11 1/2% senior subordinated notes due 2015, with an effective
interest rate of 12.25%	2.6	2.6
13.75%/ 14.50% PIK toggle senior notes, due 2018, net of
unamortized discount of $15.1 million and $25.6 million, respectively
with an effective interest rate of 17.69%	211.3	267.2
11.625% senior notes due 2015, with an effective interest rate of 11.63%	32.2	32.2
Capital lease obligations	0.8	0.8
Total debt	2,272.7	2,258.2
Less: current portion of long-term debt	(43.1)	(11.7)
Long-term debt	$2,229.6	$2,246.5

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 11 ½ % senior subordinated notes due 2015 (the “2006 senior subordinated notes”) and

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Affinion Holdings’ 11.625% senior notes due 2015 (the Affinion Holdings’ “2010 senior notes”), Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, (ii) removed the springing maturity provisions applicable to the term loan facility, (iii) modified the senior secured leverage ratio financial covenant in the Affinion Credit Facility, (iv) provided additional flexibility to make dividends to Affinion Holdings to be used by Affinion Holdings to make certain payments with respect to its indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion, and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment. On May 20, 2014, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loans and existing senior secured revolving loans, which loans were designated as first lien term loans (the “First Lien Term Loans”), (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million (the “Second Lien Term Loans”), (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring Affinion to maintain a minimum interest coverage ratio.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 and years ended December 31, 2013 and 2012 was 6.8%, 6.6% and 5.2% per annum, respectively. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the period from May 20, 2014 through December 31, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2014, 2013 and 2012 was 7.2%, 7.1% and 5.7%, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

In connection with the amendment to the Affinion Credit Facility in 2014, Affinion incurred financing costs of $5.9 million, which have been included in general and administrative expenses for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, Affinion recognized a loss on extinguishment of debt of $6.0 million, which represented the write-off of unamortized debt discount and deferred financing costs.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As of December 31, 2014 and 2013, outstanding borrowings under the revolving credit facility were $5.0 million and $46.0 million, respectively. During the years ended December 31, 2014, 2013 and 2012, Affinion had borrowings of $162.0 million, $100.0 million and $82.9 million, respectively, under the revolving credit facility. During the years ended December 31, 2014, 2013 and 2012, Affinion had repayments of $203.0 million, $54.0 million and $82.9 million, respectively, under the revolving credit facility. As of December 31, 2014, Affinion had $61.7 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.3 million of letters of credit.

On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for 13.50% senior subordinated notes due 2018 (“Investments senior subordinated notes”) issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility.

On December 12, 2013, Affinion Investments exchanged with Affinion all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”). Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of  Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to the 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred $5.9 million of financing costs, which have been included in general and administrative expenses for the year ended December 31, 2013.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (“2010 senior notes”). The 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 senior notes will mature on December 15, 2018. The 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility, other than Affinion Investments and Affinion Investments II. The 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors existing and future subordinated indebtedness. The 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 2010 senior notes for a like principal amount of 2010 senior notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes mature on October 15, 2015. Affinion may redeem some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations of Affinion and rank junior in right of payment with Affinion’s existing and future senior obligations and senior to Affinion’s future subordinated indebtedness. At December 31, 2014, the 2006 senior subordinated notes were guaranteed by certain, but not all, subsidiaries of Affinion that guarantee Affinion’s 2010 senior notes. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes. On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 2006 senior subordinated notes for a like principal amount of 2006 senior subordinated notes that have been registered under the Securities Act.

The amended Affinion Credit Facility, the 2010 senior notes and the 2013 senior subordinated notes all contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, Affinion generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the years ended December 31, 2014 and 2013, Affinion did not pay any cash dividends to Affinion Holdings. During the year ended December 31, 2012, Affinion paid cash dividends to its parent company of $37.0 million. Affinion was in compliance with the covenants referred to above as of December 31, 2014. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $29.5 million and $32.9 million as of December 31, 2014 and 2013, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2016.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The aggregate maturities of debt, including capital leases, as of December 31, 2014 are as follows:

Amount
(in millions)
2015	$43.1
2016	8.1
2017	7.8
2018	2,382.8
2019	—
Thereafter	—
$2,441.8

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contains restrictive covenants related primarily to Affinion’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion did not make any dividend distributions to Affinion Holdings during the years ended December 31, 2014 or 2013. During the year ended December 31, 2012, Affinion made dividend distributions to Affinion Holdings of $37.0 million to enable Affinion Holdings to service its debt. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under Affinion Holdings’ 2010 senior notes and Affinion Holdings’ 2013 senior notes (as defined below). The Company and its subsidiaries do not guarantee Affinion Holdings’ 2010 senior notes.

On December 12, 2013, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2010 senior notes for 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”). Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. For each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. In connection with the exchange offer, $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes were exchanged for $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes. The Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of the Affinion Holdings’ 2013 senior notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. The Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. In June 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for up to approximately 30.3 million Series A warrants to purchase shares of Affinion Holdings Class B common stock.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

10. DEFICIT

As of December 31, 2014, the Company’s authorized capital is comprised of 360 million shares of $0.01 par value per share Class A common stock, 180 million shares of $0.01 par value per share Class B common stock and 10 million shares of $0.01 par value per share preferred stock. In addition, the Company may issue up to 20 million warrants to purchase shares of Class B common stock. As of December 31, 2014, 85,129,859 shares and 84,842,535 shares of Class A common stock were issued and outstanding, respectively, and 115,224,001 warrants were issued and outstanding. There were no shares of Class B common stock or preferred stock outstanding as of December 31, 2014.

During the year ended December 31, 2012, 76,422 shares of Class A common stock were issued upon the exercise of stock options and during the years ended December 31, 2013 and 2012, 1,797 shares of Class A common stock and 1,900 shares of Class A common stock, respectively, were issued in connection with vesting of restricted stock unit awards. There were no shares of Class A common stock issued upon the exercise of stock options during the years ended December 31, 2014 and 2013. There were no shares of Class A common stock issued in connection with vesting of restricted stock unit awards during the year ended December 31, 2014.

In connection with the Webloyalty acquisition, the Company issued warrants (with a fair value at issuance of $1.7 million) that were exercisable into 549,470 shares of Class A common stock of the Company. The warrants were exercisable, in whole or in part, at any time between January 14, 2011 and March 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on an adjusted exercise price per share of $8.15, $9.73 or $11.44, depending on which warrants were exercised) to the Company. During the second quarter of 2012, the warrants issued in connection with the Webloyalty acquisition expired unexercised.

In connection with the December 2013 exchange of a portion of the Company’s 11.625% senior notes due in 2015 for 13.75%/ 14.50% PIK Toggle senior notes due in 2018, the Company issued 13,498,072 Series A warrants and 70,220,805 Series B warrants. Each Series A warrant has a strike price of $0.01 per warrant and is exercisable for one share of the Company’s Class B common stock. The Series A warrants, which have an issue date fair value of approximately $18.6 million, are exercisable at any time and expire in December 2023.  Each Series B warrant has a strike price of $0.01 per warrant and is exercisable for one share of the Company’s Class B common stock. The Series B warrants, which have an issue date fair value of approximately $7.2 million, are not exercisable until the fourth anniversary of the closing date of the debt exchange and expire in December 2023.

In connection with the June 2014 exchange of a portion of the Company’s 13.75%/14.50% PIK Toggle senior notes for Series A warrants to purchase shares of Affinion Holdings’ Class B common stock, the Company issued 30,277,979 Series A warrants. In addition, in connection with a pre-emptive rights offer, the Company issued 1,227,145 Series A warrants.

11. INCOME TAXES

The income tax benefit (expense) consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Current:
Federal	$—	$—	$0.2
State	(0.4)	(1.5)	(1.3)
Foreign	(4.5)	(4.8)	(6.8)
	(4.9)	(6.3)	(7.9)
Deferred:
Federal	40.9	(8.2)	(8.3)
State	1.9	(1.1)	(0.2)
Foreign	0.6	2.0	6.2
	43.4	(7.3)	(2.3)
Total income tax benefit (expense)	$38.5	$(13.6)	$(10.2)

Pre-tax loss for domestic and foreign operations before non-controlling interests consisted of the following:

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$(379.7)	$(62.5)	$(91.3)
Foreign	(87.0)	(59.0)	(37.4)
Pre-tax loss	$(466.7)	$(121.5)	$(128.7)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
	(in millions)
Current deferred income tax assets:
Accrued expenses and deferred revenue	$44.2	$43.8
Provision for doubtful accounts	2.0	2.9
Other	29.7	23.5
Current deferred income tax assets	75.9	70.2
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(5.8)	(12.8)
Accrued expenses	(0.7)	(1.4)
Prepaid expenses	(12.2)	(11.5)
Current deferred income tax liabilities	(18.7)	(25.7)
Valuation allowance	(57.0)	(44.0)
Current net deferred income tax asset	$0.2	$0.5
Non-current deferred income tax assets:
Net operating loss carryforwards	$416.8	$315.8
State net operating loss carryforwards	28.2	19.3
Depreciation and amortization	827.7	718.0
Other	11.2	16.6
Foreign tax credits	38.3	36.5
Non-current deferred income tax assets	1,322.2	1,106.2
Non-current deferred income tax liabilities:
Other	(6.7)	(7.1)
Depreciation and amortization	(601.9)	(528.6)
Non-current deferred income tax liabilities	(608.6)	(535.7)
Valuation allowance	(746.3)	(644.1)
Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the
December 31, 2014 and 2013 consolidated balance sheet of $0.3 and $0.9, respectively)	$(32.7)	$(73.6)

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $1,033.3 million (which will expire in 2025 through 2034) and foreign tax credit carryovers of approximately $38.3 million (which will expire in 2015 through 2024). The Company has state net operating loss carryforwards of approximately $675.4 million (which expire, depending on the jurisdiction, between 2015 and 2034) and state tax credits of $2.1 million (which expire between 2015 and 2019). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $244.5 million (of the net operating losses that expire, expiring between 2015 and 2032). The Company has concluded that a valuation allowance relating to approximately $244.2 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2014 and 2013 totaled $803.3 million and $688.1 million, respectively.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The increase in valuation allowance of $115.2 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses and the valuation requirements associated with the Membership Products goodwill impairment charge.

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $804.9 million (which will expire in 2025 through 2033) and foreign tax credit carryovers of approximately $36.5 million (which will expire in 2015 through 2023). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $511.0 million (which expire, depending on the jurisdiction, between 2014 and 2033) and state tax credits of $2.1 million (which expire between 2014 and 2018). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $172.6 million (of the net operating losses that expire, expiring between 2014 and 2031). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $169.0 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2013 and 2012 totaled $688.1 million and $611.2 million, respectively. The increase in valuation allowance of $76.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African, Italian and Turkish subsidiaries because they are essentially permanent in duration. As of December 31, 2014, there is a $10.1 million deficit in retained earnings of the South African, Italian and Turkish subsidiaries.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	2.9	(0.4)	0.2
Change in valuation allowance and other	(20.2)	(47.9)	(39.5)
Taxes on foreign operations at rates different than U.S. federal rates	(1.0)	(3.2)	(0.2)
Foreign tax credits	0.6	3.9	5.3
Goodwill impairment	(8.7)	—	(8.4)
Non-deductible expenses	(0.3)	1.4	(0.3)
	8.3%	(11.2)%	(7.9)%

As noted above, the effective tax rate has fluctuated significantly year over year. With the exception of the 2014 goodwill impairment charge, these fluctuations are primarily the result of the change in loss before income taxes and non-controlling interest to $466.7 million for the year ended December 31, 2014 compared to $121.5 million and $128.7 million for the years ended December 31, 2013 and 2012, respectively.

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The tax holiday can be renewed for an additional five year period provided certain conditions are met.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.6) million, $(0.1) million and $(0.1) million of interest in income tax expense related to uncertain tax positions arising in 2014, 2013 and 2012, respectively. The Company’s gross unrecognized tax benefits decreased by $8.9 million, increased by $4.7 million and decreased by $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Unrecognized tax benefits – January 1	$5.2	$0.5	$3.8
Gross increase – prior period tax positions	—	—	—
Gross decrease – lapse in statute of limitations	—	(0.1)	(0.4)
Gross increase – current period tax positions	0.9	7.4	0.2
Gross decrease – current period tax positions	(9.8)	(2.6)	(3.1)
Unrecognized tax benefits – December 31	$(3.7)	$5.2	$0.5

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2014, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act (“ECPA”), the Connecticut Unfair Trade Practices Act (“CUTPA”), the Racketeer Influenced Corrupt Organizations Act (“RICO”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp.,

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013. On September 25, 2013, the court held oral argument on the motions to dismiss. On March 28, 2014, the court ruled on the motions to dismiss, granting them in part and denying them in part. The court dismissed the Plaintiffs’ RICO claims and claims under the California Automatic Renewal Statute as to all defendants. The court also dismissed certain named Plaintiffs as their claims were barred either by the statute of limitations and/or a prior settlement agreement. Certain Defendants were also dismissed from the case. The court also struck certain allegations from the consolidated amended complaint, including certain of Plaintiffs’ class action allegations under CUTPA. As to the Company and Trilegiant, the court denied the motion to dismiss certain Plaintiffs’ claims under ECPA and for unjust enrichment, as well as certain other claims of Plaintiffs under CUTPA.

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

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the Court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the Court denied plaintiff’s motion to strike.  The Court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The Court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery is currently stayed in the case. The July 17, 2014 order indicated that the Court will set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff’s opposition brief is due on March 24, 2015, and the defendants’ reply briefs in response to that opposition are due on April 24, 2015.  The Court has not yet scheduled a hearing on the defendants’ motions to dismiss the second amended complaint.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the Court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the Court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the Court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument. On September 29, 2014, the Court dismissed the plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The Court has allowed the plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint would not be futile. On October 27, 2014, the plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. However, the Court has not yet decided or scheduled a hearing on the plaintiff’s motion

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  By rule, the Company has until March 25, 2015, to object to the magistrate judge’s recommendation.  Any objection will be decided by district court judge, and the Company intends to pursue such an objection.

On May 12, 2014, a class action lawsuit was filed against the Company and one of its clients in the United States District Court, Northern District of California – San Francisco Division. The complaint alleges plaintiff was unknowingly enrolled in and charged for an Identity Theft Protection program.  The defendants moved to compel individual arbitration of the case or in the alternative to dismiss the case, and briefing on that motion concluded on September 26, 2014. On October 31, 2014, the court granted the Company’s motion to compel individual arbitration of the case.  There has been no activity in the matter since that time.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with state consumer protection statutes. On October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Under the settlement, the Company admitted no wrong-doing with respect to such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 48 jurisdictions participating in the settlement and reimburse the participating jurisdictions for their investigatory costs in an amount of $13.5 million. At December 31, 2014, all payments to the jurisdictions and consumers had been made. The settlement did not include any fine or penalty payments.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”), Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers,

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

announced a proposed joint arrangement, which will allow eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement must be approved by a majority of those affected consumers who vote at a creditors’ meeting due to be held on June 30, 2015, and must then be approved by the High Court in London at a hearing due to be held in July 2015.  If approved, this arrangement will not result in the imposition of any fines on AIL or the Company.  Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process.  Dispositive motions will be briefed in August 2015, and assuming those are unsuccessful in resolving all outstanding disputes between the parties, the final arbitration hearing is scheduled to take place in mid-October 2015.  Assuming the parties submit post-hearing memoranda, a decision is not expected until late 2015 or early 2016.

In September 2014, the Company received a Notice and Opportunity to Respond and Advise ("NORA") letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. The Company has responded to the NORA letter, but has not yet commenced discussions with the CFPB regarding settlement.  Based on the information currently available, the Company has recorded an estimated liability that represents potential consumer refunds and civil monetary penalties to be paid as part of a potential future settlement of the CFPB’s allegations. In connection with the contemplated action, the CFPB may also seek injunctive relief.  At this time, it is not possible to predict what, if any, injunctive relief will be sought.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2014, the Company provided guarantees for surety bonds totaling approximately $10.7 million and issued letters of credit totaling $15.4 million.

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $18.5 million, $21.8 million and $20.0 million for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, the Company has accrued $1.0 million and $1.2 million, respectively, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2014 are as follows:

Amount
(in millions)
2015	$20.0
2016	16.6
2017	14.8
2018	13.9
2019	11.8
Thereafter	37.8
Future minimum lease payments	$114.9

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2014 totaled approximately $10.6 million for 2015, $9.5 million for 2016, $2.6 million for 2017 and $2.6 million for 2018.

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the year ended December 31, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. During 2011, the Company recognized a charge of $6.2 million, primarily related to the closure of several facilities previously utilized by Webloyalty and an adjustment of the liability associated with the Company’s prior headquarters facility. During 2012, the Company recorded a reduction of the charge previously recorded in connection with the closure of facilities previously utilized by Webloyalty of $0.9 million. During 2013, the Company recognized a facility closure charge of $0.5 million related to vacated premises. During 2014, the Company recognized a facility closure charge of $2.7 million related to vacated premises. At December 31, 2014 and 2013, the Company had accrued $1.1 million and $1.8 million, respectively, related to these facility exit costs, of which $1.1 million is included in other long-term liabilities on the December 31, 2014 consolidated balance sheet and $1.6 million is included in other long-term liabilities and $0.2 million is included in accounts payable and accrued expenses on the December 31, 2013 consolidated balance sheet.

13. STOCK-BASED COMPENSATION

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of December 31, 2014, there were 0.4 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2014, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At December 31, 2014, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of December 31, 2014 and expire between March 2016 and April 2024.

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

Stock Options

During the years ended December 31, 2014, 2013 and 2012, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the years ended December 31, 2014, 2013 and 2012, 1.4 million, 0.4 million and 0.5 million, respectively, of stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the year ended December 31, 2014, 0.1 million stock options were granted to members of the Board of Directors. During the years ended December 31, 2013 and 2012, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The fair value of each option award from the 2007 Plan during the years ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2014 Grants	2013 Grants	2012 Grants

Expected volatility	85%	50%	50%
Expected life (in years)	6.25	6.25	5.89 - 6.25
Risk-free interest rate	2.04%	1.15%	1.15%
Expected dividends	—	—	—

A summary of option activity for the 2005 Plan and the 2007 Plan for the years ended December 31, 2014, 2013 and 2012 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees

Outstanding options at January 1, 2012	1,558	767	767	423	3,850
Granted	—	—	—	—	495
Exercised	—	—	—	—	—
Forfeited or expired	(168)	(86)	(86)	—	(783)
Outstanding options at December 31, 2012	1,390	681	681	423	3,562
Granted	—	—	—	—	370
Exercised	—	—	—	—	—
Forfeited or expired	(44)	(19)	(19)	(71)	(638)
Outstanding options at December 31, 2013	1,346	662	662	352	3,294
Granted	—	—	—	75	1,440
Exercised	—	—	—	—	—
Forfeited or expired	(237)	(108)	(108)	(44)	(731)
Outstanding options at December 31, 2014	1,109	554	554	383	4,003
Vested or expected to vest at December 31, 2014	1,109	554	554	383	4,003
Exercisable options at December 31, 2014	1,109	538	538	383	1,991
Weighted average remaining contractual term (in years)	8.1	8.1	8.1	6.3	9.2
Weighted average grant date fair value per option
granted in 2012	$—	$—	$—	$—	$3.97
Weighted average grant date fair value per option
granted in 2013	$—	$—	$—	$—	$4.00
Weighted average grant date fair value per option
granted in 2014	$—	$—	$—	$0.83	$0.83
Weighted average exercise price of exercisable options
at December 31, 2014	$1.18	$1.18	$1.18	$1.55	$2.46
Weighted average exercise price of outstanding options
at December 31, 2014	$1.18	$1.18	$1.18	$1.55	$2.03

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The weighted average exercise prices of outstanding options at December 31, 2014, 2013 and 2012 were $1.72, $5.86 and $6.26, respectively. The weighted average exercise prices of options granted and forfeited during 2014 were $1.14 and $4.97, respectively. The weighted average exercise prices of options granted and forfeited during 2013 were $3.97 and $8.34, respectively. The weighted average exercise prices of options granted and forfeited during 2012 were $8.16 and $7.09, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 totaled $6.4 million, $3.7 million and $5.1 million, respectively. The stock-based compensation expense recognized during the year ended December 31, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. As of December 31, 2014, there was $2.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

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

A summary of restricted stock unit activity for the years ended December 31, 2014, 2013 and 2012 is presented below (number of restricted stock units in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2012	292	$12.04
Granted	1,387	8.16
Vested	(199)	12.20
Forfeited	(147)	9.80
Outstanding restricted unvested awards at December 31, 2012	1,333	8.18
Granted	—	-
Vested	(838)	8.19
Forfeited	(71)	8.16
Outstanding restricted unvested awards at December 31, 2013	424	8.16
Granted	522	1.14
Vested	(332)	8.16
Forfeited	(92)	8.16
Outstanding restricted unvested awards at December 31, 2014	522	$1.14
Weighted average remaining contractual term (in years)	0.6

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $5.9 million and $6.1 million, respectively. As of December 31, 2014, there was $0.3 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Performance Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consist of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant is equal to 50% of the Award Value. Each of the two components of an award is subject to adjustment based on the achievement of performance goals. The awards are subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant will be eligible to vest will be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA will vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that vests on a vesting date will be settled for a share of common stock and for the portion of the CIA that vests on a vesting date the Company will pay the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the Performance Program was approximately $9.6 million, subject to adjustment as described above. As of December 31, 2014, the outstanding aggregate award value granted to participants under the Performance Program was approximately $9.0 million, net of forfeitures of approximately $0.6 million. During the year ended December 31, 2014, compensation expense of $2.2 million was recognized, of which $1.1 million related to the common stock portion of the Performance Program awards. As of December 31, 2014, there was $6.7 million of unrecognized compensation cost related to the Performance Program, which will be recognized over a weighted average period of approximately 1.1 years.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $7.4 million, $7.1 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the years ended December 31, 2013 and 2012, only Realogy remained a related party and for the year ended December 31, 2014, none of the Cendant Entities were related parties.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $2.6 million for each of the years ended December 31, 2014, 2013 and 2012, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, affiliates of Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provided document and information services to the Company. The fees incurred for these services were $0.6 million and $0.7 million, respectively, for the years ended December 31, 2013 and 2012, which are included in cost of revenues in the

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

accompanying consolidated statements of comprehensive income. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the year ended December 31, 2014.

During the year ended December 31, 2012, the Company purchased $4.1 million of gift cards from AMC Entertainment, Inc., a company previously owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statement of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the years ended December 31, 2014 and 2013.

In July 2014, Novitex Enterprise Solutions, a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. During the year ended December 31, 2014, the Company recognized expenses of $0.4 million, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the period from September 9, 2014 through December 31, 2014, the Company fulfilled merchandise and gift cards of $6.8 million and $3.2 million, respectively, which are included in revenue, net of the cost to acquire the merchandise and gift cards, in the accompanying statement of comprehensive income for the year ended December 31, 2014.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.5 million, $0.9 million and $1.1 million, respectively, for the years ended December 30, 2014, 2013 and 2012.

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

16. FINANCIAL INSTRUMENTS

Interest Rate Swaps

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 12, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All outstanding interest rate swaps were recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of comprehensive income. For the year ended December 31, 2012, the Company recorded interest expense of $1.2 million related to the interest rate swap. There was no interest expense recorded during the years ended December 31, 2014 and 2013 related to the interest rate swaps.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2014.

								Fair Value At
						2020 and		December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
	(in millions)
Fixed rate debt	$35.4	$0.3	$—	$1,206.9	$—	$—	$1,242.6	$872.6
Average interest rate	11.26%	11.36%	11.47%	11.05%
Variable rate debt	$7.7	$7.8	$7.8	$1,175.9	$—	$—	$1,199.2	$1,101.7
Average interest rate (a)	7.38%	7.38%	7.38%	7.78%

(a)	Average interest rate is based on rates in effect at December 31, 2014.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $32.3 million and to sell GBP 13.9 million and receive $21.6 million.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized a realized gain of $5.0 million, a realized loss of $1.7 million and a realized loss of $1.9 million, respectively, on the forward contracts. The Company had a de minimis unrealized gain as of December 31, 2014 on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2013, approximately $36.2 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are due from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2014 and 2013 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2014 and 2013 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At December 31, 2014 and 2013, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following tables summarize assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at December 31, 2014
					Impairment
					Losses
	Fair Value at	Quoted Prices in Active	Significant Other	Significant	Year
	December 31,	Markets for Identical	Observable	Unobservable	Ended
	2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2014
	(in millions)
Goodwill - Membership Products	$89.6	$—	$—	$89.6	$(292.4)

	Fair Value Measurements at December 31, 2013
					Impairment
					Losses
	Fair Value at	Quoted Prices in Active	Significant Other	Significant	Year
	December 31,	Markets for Identical	Observable	Unobservable	Ended
	2013	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2013
	(in millions)
Property and equipment	$—	$—	$—	$—	$(0.3)
Intangible assets	—	—	—	—	(1.3)
Equity investment	—	—	—	—	0.7

17. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses or charges for the impairment of goodwill and other long-lived assets. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees to Apollo. The 2014 impairment charge represents the write-off of a portion of the goodwill attributed to the Membership Products segment. These items have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Net Revenues
	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Membership Products	$446.9	$531.9	$706.1
Insurance and Package Products	264.0	298.5	332.0
Global Loyalty Products	170.9	169.8	155.6
International Products	362.9	336.7	303.2
Eliminations	(1.9)	(2.2)	(2.3)
	$1,242.8	$1,334.7	$1,494.6

Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA
	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Membership Products	$62.2	$85.9	$125.2
Insurance and Package Products	63.1	65.0	103.9
Global Loyalty Products	68.1	67.0	54.6
International Products	2.6	9.8	19.6
Total products	196.0	227.7	303.3
Corporate	(22.6)	(23.1)	(18.1)
Impairment of goodwill and other long-lived assets	(292.4)	(1.6)	(39.7)
Total Segment EBITDA	$(119.0)	$203.0	$245.5

Provided below is a reconciliation of Segment EBITDA to income from operations.

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Segment EBITDA	$(119.0)	$203.0	$245.5
Depreciation and amortization	(109.7)	(113.9)	(184.5)
Income from operations	$(228.7)	$89.1	$61.0

Depreciation and Amortization
	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Membership Products	$35.3	$45.5	$80.7
Insurance and Package Products	25.4	26.6	51.2
Global Loyalty Products	16.9	14.5	14.3
International Products	32.1	27.3	38.3
Total Depreciation and Amortization	$109.7	$113.9	$184.5

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Segment Assets
	December 31,
	2014	2013
	(in millions)
Membership Products	$236.3	$545.8
Insurance and Package Products	160.5	227.1
Global Loyalty Products	265.4	216.1
International Products	282.8	312.5
Total Products	945.0	1,301.5
Corporate	74.6	66.7
Total Assets	$1,019.6	$1,368.2

Capital Expenditures
	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Membership Products	$11.6	$13.9	$23.2
Insurance and Package Products	1.6	0.6	0.2
Global Loyalty Products	17.1	8.7	2.9
International Products	23.2	19.8	26.1
	53.5	43.0	52.4
Corporate	(2.5)	3.3	(0.7)
Total Capital Expenditures	$51.0	$46.3	$51.7

Total Revenues
	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S.	$880.0	$998.0	$1,191.4
U.K.	152.1	149.0	154.9
Other	210.7	187.7	148.3
Total Revenues	$1,242.8	$1,334.7	$1,494.6

Total Assets
	December 31,
	2014	2013
	(in millions)
U.S.	$736.8	$1,055.7
U.K.	141.6	142.0
Other	141.2	170.5
Total Assets	$1,019.6	$1,368.2

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2014 and 2013:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions)
2014
Net revenues	$321.4	$303.8	$303.0	$314.6
Marketing and commissions	$125.4	$120.1	$114.8	$121.6
Operating costs	$108.0	$106.0	$96.7	$101.2
General and administrative	$50.2	$41.4	$50.7	$30.6
Impairment of goodwill and other long-lived assets	$—	$—	$—	$292.4
Facility exit costs	$(0.1)	$0.7	$1.1	$1.0
Depreciation and amortization	$25.0	$29.1	$27.2	$28.4
Net loss	$(48.8)	$(70.3)	$(40.4)	$(268.7)
2013
Net revenues	$347.4	$336.1	$339.4	$311.8
Marketing and commissions	$117.7	$127.2	$130.2	$158.1
Operating costs	$116.2	$104.5	$107.5	$111.2
General and administrative	$42.2	$44.7	$32.0	$38.1
Impairment of goodwill and other long-lived assets	$—	$—	$—	$1.6
Facility exit costs	$—	$0.5	$—	$—
Depreciation and amortization	$29.6	$28.4	$28.3	$27.6
Net loss	$(14.6)	$(23.5)	$(13.4)	$(83.6)