Form 10-Q
period 2015-06-30
Affinion Group Holdings, Inc.
filed 2015-07-30
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 29, 2015 was 84,913,613.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In millions, except share amounts)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$60.0	$32.3
Restricted cash	33.2	35.8
Receivables (net of allowances for doubtful accounts of $8.8 and $8.5, respectively)	115.0	119.3
Profit-sharing receivables from insurance carriers	16.9	28.7
Prepaid commissions	51.7	48.0
Income taxes receivable	1.4	1.3
Other current assets	103.7	104.6
Total current assets	381.9	370.0
Property and equipment, net	130.6	139.0
Contract rights and list fees, net	17.7	16.7
Goodwill	318.9	322.2
Other intangibles, net	76.5	103.3
Other non-current assets	72.7	68.4
Total assets	$998.3	$1,019.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$43.0	$43.1
Accounts payable and accrued expenses	411.7	426.0
Deferred revenue	82.8	89.9
Income taxes payable	3.1	3.2
Total current liabilities	540.6	562.2
Long-term debt	2,298.4	2,229.6
Deferred income taxes	35.5	33.0
Deferred revenue	9.5	10.0
Other long-term liabilities	26.9	31.3
Total liabilities	2,910.9	2,866.1
Commitments and contingencies
Deficit:
Common stock, $0.01 par value, 540,000,000 shares authorized, 85,129,859 shares issued and 84,842,535 shares outstanding	0.9	0.9
Additional paid in capital	144.5	144.1
Warrants	124.8	124.8
Accumulated deficit	(2,180.8)	(2,117.5)
Accumulated other comprehensive income	(2.2)	1.2
Treasury stock, at cost, 287,324 shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,913.9)	(1,847.6)
Non-controlling interest in subsidiary	1.3	1.1
Total deficit	(1,912.6)	(1,846.5)
Total liabilities and deficit	$998.3	$1,019.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net revenues	$295.0	$303.8	$597.3	$625.2
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	111.0	120.1	226.7	245.5
Operating costs	99.4	106.0	203.0	214.0
General and administrative	28.9	41.4	63.9	91.6
Facility exit costs	0.6	0.7	1.1	0.6
Depreciation and amortization	23.8	29.1	48.0	54.1
Total expenses	263.7	297.3	542.7	605.8
Income from operations	31.3	6.5	54.6	19.4
Interest income	0.1	—	0.1	0.1
Interest expense	(58.0)	(58.1)	(115.2)	(115.7)
Loss on extinguishment of debt	—	(14.6)	—	(14.6)
Other income, net	0.1	—	0.6	—
Loss before income taxes and non-controlling interest	(26.5)	(66.2)	(59.9)	(110.8)
Income tax expense	(1.1)	(4.1)	(3.1)	(8.3)
Net loss	(27.6)	(70.3)	(63.0)	(119.1)
Less: net income attributable to non-controlling interest	(0.1)	(0.1)	(0.3)	(0.2)
Net loss attributable to Affinion Group Holdings, Inc.	$(27.7)	$(70.4)	$(63.3)	$(119.3)

Net loss	$(27.6)	$(70.3)	$(63.0)	$(119.1)
Currency translation adjustment, net of tax	1.5	(0.7)	(3.5)	(1.0)
Comprehensive loss	(26.1)	(71.0)	(66.5)	(120.1)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(26.2)	$(71.1)	$(66.7)	$(120.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	$145.0	$124.8	$(2,117.5)	$1.2	$(1.1)	$1.1	$(1,846.5)
Net income (loss)	—	—	(63.3)	—	—	0.3	(63.0)
Currency translation adjustment, net of tax	—	—	—	(3.4)	—	(0.1)	(3.5)
Share-based compensation	0.4	—	—	—	—	—	0.4
Balance, June 30, 2015	$145.4	$124.8	$(2,180.8)	$(2.2)	$(1.1)	$1.3	$(1,912.6)

	Affinion Group Holdings, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	$137.5	$25.8	$(1,688.8)	$5.7	$(1.1)	$1.1	$(1,519.8)
Net income (loss)	—	—	(428.7)	—	—	0.5	(428.2)
Currency translation adjustment, net of tax	—	—	—	(4.5)	—	—	(4.5)
Dividend paid to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Share-based compensation	7.5	—	—	—	—	—	7.5
Issuance of warrants	—	99.0	—	—	—	—	99.0
Balance, December 31, 2014	$145.0	$124.8	$(2,117.5)	$1.2	$(1.1)	$1.1	$(1,846.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In millions)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Operating Activities
Net loss	$(63.0)	$(119.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48.0	54.1
Amortization of debt discount and financing costs	6.5	7.5
Financing costs	−−	6.7
Loss on extinguishment of debt	−−	14.6
Facility exit costs	1.1	0.6
Share-based compensation	0.6	6.1
Deferred income taxes	1.5	5.3
Net change in assets and liabilities:
Restricted cash	2.2	(3.5)
Receivables	1.3	(7.4)
Receivables from related parties	4.2	—
Profit-sharing receivables from insurance carriers	11.8	25.3
Prepaid commissions	(3.7)	(0.2)
Other current assets	(5.3)	8.9
Contract rights and list fees	(1.1)	1.1
Other non-current assets	(8.9)	(4.1)
Accounts payable and accrued expenses	5.3	15.2
Payables to related parties	(0.1)	(0.1)
Deferred revenue	(6.1)	(12.2)
Income taxes receivable and payable	−−	0.4
Other long-term liabilities	(4.7)	(0.9)
Other, net	2.5	(0.6)
Net cash used in operating activities	(7.9)	(2.3)
Investing Activities
Capital expenditures	(15.2)	(23.7)
Restricted cash	(0.1)	—
Proceeds from sale of investment	1.5	—
Net cash used in investing activities	(13.8)	(23.7)
Financing Activities
Borrowings (repayments) under revolving credit facility, net	54.0	(46.0)
Proceeds from issuance of debt	−−	425.0
Financing costs	−−	(20.0)
Principal payments on borrowings	(4.1)	(311.9)
Proceeds from issuance of warrants	−−	3.8
Net cash provided by financing activities	49.9	50.9
Effect of changes in exchange rates on cash and cash equivalents	(0.5)	0.3
Net increase in cash and cash equivalents	27.7	25.2
Cash and cash equivalents, beginning of period	32.3	20.1
Cash and cash equivalents, end of period	$60.0	$45.3
Supplemental Disclosure of Cash Flow Information:
Interest payments	$91.6	$79.8
Income tax payments, net of refunds	$1.3	$2.3
Non-cash investing and financing activities:
Accrued capital expenditures	$0.2	$0.8
Payment of in-kind interest	$16.4	$-
Exchange of debt and accrued interest for warrants	$-	$95.1

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that companies should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The guidance establishes a five-step approach for the recognition of revenue. In addition, the guidance will also require significantly expanded disclosures about revenue recognition. In July 2015, the FASB issued a new standard that, for public entities, defers the effective date of the standard on revenue from contracts with customers by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Entities have the option of using either a full retrospective or modified retrospective approach and early application is not permitted, other than entities may earlier adopt the new guidance as of the originally proposed effective date, which was for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The Company is in the process of performing an initial evaluation of the impact of the new guidance. Based on its preliminary assessment, the Company does not believe that adoption of the new guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 7, 2015, the FASB issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and premiums, rather than as a separate asset. The new guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Had the new guidance been in effect, at December 31, 2014, other noncurrent assets and long-term debt would each have been reduced by $29.5 million and at June 30, 2015, other noncurrent assets and long-term debt would each have been reduced by $25.5 million.

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

In addition to providing merchandise, gift cards and experiential rewards for loyalty programs, it provides services including strategy, creative, technology and fulfillment. The acquisition of SkyMall enhances the Company’s position as a leading loyalty program administrator and incentives provider, as well as solidifies the Company’s position within certain current verticals and provides access to certain new verticals.

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

The intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. The goodwill, which is expected to be deductible for income tax purposes, has been attributed to the Global Loyalty Products segment. In connection with the acquisition of SkyMall, the Company incurred $0.8 million of acquisition costs, none of which was incurred during the six months ended June 30, 2015 or 2014.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$938.6	$(933.3)	$5.3
Affinity relationships	642.9	(589.0)	53.9
Proprietary databases and systems	59.7	(57.5)	2.2
Trademarks and tradenames	32.7	(19.8)	12.9
Patents and technology	47.7	(45.8)	1.9
Covenants not to compete	2.6	(2.3)	0.3
	$1,724.2	$(1,647.7)	$76.5

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$939.8	$(932.0)	$7.8
Affinity relationships	649.1	(574.4)	74.7
Proprietary databases and systems	59.9	(57.4)	2.5
Trademarks and tradenames	33.5	(18.8)	14.7
Patents and technology	47.8	(44.6)	3.2
Covenants not to compete	2.6	(2.2)	0.4
	$1,732.7	$(1,629.4)	$103.3

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $8.5 million and $6.6 million, respectively, from December 31, 2014 to June 30, 2015.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in millions)
Amortizable intangible assets:
Member relationships	$0.9	$3.5	$2.0	$7.2
Affinity relationships	9.8	9.9	19.7	19.8
Proprietary databases and systems	0.1	0.1	0.2	0.2
Trademarks and tradenames	0.6	0.6	1.3	1.3
Patents and technology	0.7	0.8	1.6	1.6
Covenants not to compete	-	0.1	0.1	0.2
	$12.1	$15.0	$24.9	$30.3

Based on the Company’s amortizable intangible assets as of June 30, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $42.1 million in 2015, $13.4 million in 2016, $9.1 million in 2017, $8.2 million in 2018 and $7.0 million in 2019.

At January 1, 2015 and June 30, 2015, the Company had gross goodwill of $661.6 million and $658.3 million, respectively, and accumulated impairment losses of $339.4 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty Products segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Prospectiv acquisition included in the Membership Products segment and the $292.4 million impairment loss recognized in 2014 impairing a portion of the goodwill assigned to the Membership Products segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2014 and the six months ended June 30, 2015 are as follows:

	Balance at				Balance at		Balance at
	January 1,			Currency	December 31,	Currency	June 30,
	2014	Acquisition	Impairment	Translation	2014	Translation	2015
	(in millions)

Membership products	$382.0	$-	$(292.4)	$-	$89.6	$-	$89.6
Insurance and package products	58.3	—	—	—	58.3	—	58.3
Global loyalty products	81.7	15.8	—	—	97.5	—	97.5
International products	84.3	—	—	(7.5)	76.8	(3.3)	73.5
Total	$606.3	$15.8	$(292.4)	$(7.5)	$322.2	$(3.3)	$318.9

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$59.7	$(59.4)	$0.3	$59.1	$(58.7)	$0.4
List fees	55.4	(38.0)	17.4	51.7	(35.4)	16.3
	$115.1	$(97.4)	$17.7	$110.8	$(94.1)	$16.7

Amortization expense for the three months ended June 30, 2015 and 2014 was $1.4 million and $1.4 million, respectively, of which $1.3 million and $1.3 million, respectively, is included in marketing expense and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the six months ended June 30, 2015 and 2014 was $2.7 million and $2.9 million, respectively, of which $2.5 million and $2.7 million, respectively, is included in marketing expense and $0.2 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of June 30, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $5.3 million in 2015, $4.4 million in 2016, $3.2 million in 2017, $2.5 million in 2018 and $1.9 million in 2019.

5. LONG-TERM DEBT

Long-term debt consisted of:

	June 30,	December 31,
	2015	2014
	(in millions)
First-lien term loan due 2018	$765.3	$769.2
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	59.0	5.0
7.875% senior notes due 2018, net of unamortized discount of $1.5 million and $1.7 million, respectively, with an effective interest rate
of 8.31%	473.5	473.3
13.50% senior subordinated notes due 2018, net of unamortized discount of $6.0 million and $6.7 million, respectively, with an
effective interest rate of 14.31%	354.0	353.3
11 1/2% senior subordinated notes due 2015, with an effective
interest rate of 12.25%	2.6	2.6
13.75%/ 14.50% senior PIK toggle notes, due 2018, net of
unamortized discount of $13.6 million and $15.1 million, respectively
with an effective interest rate of 17.69%	229.2	211.3
11.625% senior notes due 2015, with an effective interest rate of 11.63%	32.2	32.2
Capital lease obligations	0.6	0.8
Total debt	2,341.4	2,272.7
Less: current portion of long-term debt	(43.0)	(43.1)
Long-term debt	$2,298.4	$2,229.6

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the period from April 1, 2014 through May 20, 2014 and for the period from January 1, 2014 through May 20, 2014 was 6.75%. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three and six months ended June 30, 2015 and for the period from May 20, 2014 through June 30, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three and six months ended June 30, 2015 was 7.1% and 7.2%, respectively, and for the three and six months ended June 30, 2014 was 7.1%, for both periods. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of June 30, 2015 and December 31, 2014, there were outstanding borrowings of $59.0 million and $5.0 million, respectively, under the revolving credit facility. During the six months ended June 30, 2015, Affinion had borrowings and repayments of $74.0 million and $20.0 million, respectively, under the revolving credit facility. During the six months ended June 30, 2014, Affinion had borrowings and repayments of $83.0 million and $129.0 million, respectively, under the revolving credit facility. As of June 30, 2015, Affinion had $7.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.9 million of letters of credit.

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

  On December 12, 2013, Affinion Holdings completed a private offer to exchange Affinion Holdings’ 2010 senior notes for Affinion Holdings’ 2013 senior notes, pursuant to which $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were issued in exchange for $292.8 million aggregate principal amount of its 2010 senior notes. Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. For each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the outstanding principal amount of Affinion Holdings’ 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Affinion Credit Facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Affinion Credit Facility) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Affinion Credit Facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the note agreement governing the Investments senior subordinated notes) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on Affinion Holdings’ 2013  senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. For the interest periods ended September 15, 2014 and March 31, 2015, Affinion Holdings paid interest by increasing the principal amount of Affinion Holdings’ 2013 senior notes by $22.4 million and $16.4 million, respectively. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. Affinion Holdings may redeem some or all of Affinion Holdings’ 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing Affinion Holdings’ 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of Affinion Holdings’ outstanding 2013 senior notes are redeemable at the option of Affinion Holdings, with the net proceeds raised by Affinion Holdings in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016,  Affinion Holdings’ 2013  senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of Affinion Holdings’ 2013 senior notes redeemed plus a “make-whole” premium. The indenture governing Affinion Holdings’ 2013 senior notes contains negative covenants which restrict the ability of Affinion Holdings and any restricted subsidiaries of Affinion Holdings to engage in certain transactions and also contains customary events of default. Affinion Holdings’ 2013 senior notes are senior secured obligations of Affinion Holdings and rank pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing Affinion Holdings’ 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing Affinion Holdings’ 2013 senior notes and all future subordinated indebtedness of Affinion Holdings. The Series A warrants are exercisable at any time at the option of the holders at an exercise price of $0.01 per share of Class B common stock and will expire on the tenth anniversary of their issuance date. The Series B warrants will not become exercisable until and unless on the fourth anniversary of the exchange closing date, 5% or more in aggregate principal amount of the Affinion Holdings’ 2013 senior notes are then outstanding and unpaid whereupon, if it should occur, the Series B warrants will become exercisable until the tenth anniversary of the exchange closing date at an exercise price of $0.01 per share of Class B common stock.

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

  On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for the Investments senior subordinated notes, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of Affinion’s 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of the Company’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion

Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility.

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

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of its 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. Affinion’s 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. Affinion’s 2006 senior subordinated notes mature on October 15, 2015. Affinion may redeem some or all of its 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing Affinion’s 2006 senior subordinated notes. Affinion’s 2006 senior subordinated notes are unsecured obligations of Affinion and rank junior in right of payment with Affinion’s existing and future senior obligations and senior to Affinion’s future subordinated indebtedness. At June 30, 2015, Affinion’s 2006 senior subordinated notes were guaranteed by the same subsidiaries of Affinion that guarantee the Affinion Credit Facility (other than Affinion Investments, Affinion Investments II, Propp Corp., SkyMall and Connexions SMV, LLC). On December 12, 2013, $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes.

On September 13, 2006, Affinion completed a registered exchange offer and exchanged all of its then-outstanding 2006 senior subordinated notes for a like principal amount of Affinion’s 2006 senior subordinated notes that have been registered under the Securities Act of 1933, as amended.

The amended Affinion Credit Facility, Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes all contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility,Affinion generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the six months ended June 30, 2015 and 2014, Affinion did not pay any cash dividends to Affinion Holdings. Affinion was in compliance with the covenants referred to above as of June 30, 2015. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

6. INCOME TAXES

The income tax provision is determined using the asset and liability approach, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2015 and December 31, 2014, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2015 and December 31, 2014, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2015 were (4.0)% and (5.1)%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2014 were (6.1)% and (7.5)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2015 and 2014 is primarily a result of the decrease from loss before income taxes and non-controlling interest of $66.2 million for the three months ended June 30, 2014 to $26.5 million for the three months ended June 30, 2015 and a decrease in the income tax provision from $4.1 million for the three months ended June 30, 2014 to $1.1 million for the three months ended June 30, 2015. The difference in the effective tax rates for the six months ended June 30, 2015 and 2014 is primarily a result of the decrease from loss before income taxes and non-controlling interest of $110.8 million for the six months ended June 30, 2014 to $59.9 million for the six months ended June 30, 2015 and a decrease in the income tax provision from $8.3 million for the six months ended June 30, 2014 to $3.1 million for the six months ended June 30, 2015.The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions for the three and six months ended June 30, 2015, respectively. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions for the three and six months ended June 30, 2014, respectively. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2015 decreased by $1.6 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal.  On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015.  On May 29, 2015, the court also set deadlines for dispositive motions, which are due February 29, 2016.  If no dispositive motions are filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016.  If dispositive motions are filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016.  On June 16, 2015, the court set a schedule for class certification, with plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery is currently stayed in the case. The July 17, 2014 order indicated that the court will set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the defendants filed their reply briefs in response to that opposition.  The court has not yet scheduled a hearing on the defendants’ motions to dismiss the second amended complaint.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court has allowed the plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint would not be futile. On October 27, 2014, the plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The plaintiff’s opening appeal brief is due on October 19, 2015, and the Company’s responsive brief is due on November 19, 2015.

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  On March 25, 2015, the Company filed objections to the magistrate judge’s report and recommendation.  Briefing on the objections concluded on April 9, 2015.  On June 4, 2015, the court accepted and adopted the report and recommendation of the magistrate judge over the Company’s objections.  The Company filed its answer to the complaint on July 2, 2015.  A scheduling conference with the court is set for August 11, 2015.

On May 12, 2014, a class action lawsuit was filed against the Company and one of its clients in the United States District Court, Northern District of California – San Francisco Division. The complaint alleges plaintiff was unknowingly enrolled in and charged for an Identity Theft Protection program.  The defendants moved to compel individual arbitration of the case or in the alternative to dismiss the case, and briefing on that motion concluded on September 26, 2014. On October 31, 2014, the court granted the Company’s motion to compel individual arbitration of the case.  On April 28, 2015, the plaintiff voluntarily dismissed her claims against the Company without prejudice.

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

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”), Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which will allow eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, should therefore become effective on August 17, 2015.  Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.

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

In September 2014, the Company received a Notice and Opportunity to Respond and Advise ("NORA") letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products.  The Consent Order is subject to court approval, which the Company expects to occur in August 2015. The Consent Order required a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2015, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $15.9 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2015, there were 2.2 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2015, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At June 30, 2015, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of June 30, 2015 and expire between December 2016 and April 2024.

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

Stock Options

During the three and six months ended June 30, 2015 and 2014, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2015, there were no stock options granted to employees from the 2007 Plan. During the three and six months ended June 30, 2014, 1.4 million stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2015, there were no stock options granted to members of the Board of Directors. During the three and six months ended June 30, 2014, there were 0.1 million stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

2014 Grants

Expected volatility	85%
Expected life (in years)	6.25
Risk-free interest rate	2.04%
Expected dividends	—

A summary of option activity for the six months ended June 30, 2015 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees

Outstanding options at January 1, 2015	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(18)	(10)	(10)	—	(240)
Outstanding options at June 30, 2015	1,091	544	544	383	3,763
Vested or expected to vest at June 30, 2015	1,091	544	544	383	3,763
Exercisable options at June 30, 2015	1,091	544	544	383	2,521
Weighted average remaining contractual term (in years)	7.5	7.5	7.5	5.8	8.7
Weighted average grant date fair value per option
granted in 2015	$-	$-	$-	$-	$-
Weighted average exercise price of exercisable options
at June 30, 2015	$1.18	$1.18	$1.18	$1.57	$2.52
Weighted average exercise price of outstanding options
at June 30, 2015	$1.18	$1.18	$1.18	$1.57	$2.09

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2015 totaled $0.3 million and $0.9 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2014 totaled $0.6 million and $4.6 million, respectively. The stock-based compensation expense recognized during the six months ended June 30, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. As of June 30, 2015, there was $1.3 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the year ended December 31, 2012, the Company granted approximately 1.4 million RSUs to key employees. The RSUs awarded under the 2012 RAP have an aggregate cash election dollar value of approximately $11.3 million and are subject to time-based vesting conditions that generally ran through December 31, 2014. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the Dollar Award Value, divided by (ii) $8.16, the value per share of Affinion Holdings’ common stock as of the grant date. Upon vesting of the RSUs, participants are able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the six months ended June 30, 2015 is presented below (number of restricted stock units in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2015	522	$1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at June 30, 2015	261	$1.14
Weighted average remaining contractual term (in years)	0.6

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for both the three and six months ended June 30, 2014 was $1.0 million. As of June 30, 2015, there was $0.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.3 years.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the six months ended June 30, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards. During the three and six months ended June 30, 2015, there was no expense recognized related to the 2014 Performance Program. During the three and six months ended June 30, 2014, stock-based compensation expense of $0.4 million was recognized related to the 2014 Performance Program.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of June 30, 2015 was approximately $8.3 million, net of forfeitures of $0.1 million. During the three and six months ended June 30, 2015, the Company recognized expense related to the 2015 Retention Program of $1.0 million and $1.2 million, respectively, of which $0.5 million and $0.6 million, respectively, related to the common stock portion of the 2015 Retention Program awards.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the three and six months ended June 30, 2015 and 2014, none of the Cendant Entities is a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $0.6 million for each of the three month periods ended June 30, 2015 and 2014 and $1.3 million for each of the six month periods ended June 30, 2015 and 2014, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the three and six months ended June 30, 2015, the Company recognized expenses of $0.3 million and $0.6 million, respectively, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2015. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $0.2 million for the three and six months ended June 30, 2015 for usage of certain equipment by Novitex and also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the three and six months ended June 30, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.4 million and $0.8 million, respectively, which are included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2015.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2015. The Company continues to provide support services to Alclear and recognized revenue of $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2015 and 2014 and $0.2 million and $0.3 million, respectively, for the six months ended June 30, 2015 and 2014.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2015:

								Fair Value At
						2020 and		June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$35.1	$0.3	$—	$1,206.9	$—	$—	$1,242.3	$649.9
Average interest rate	11.26%	11.36%	11.47%	11.05%
Variable rate debt	$3.9	$7.8	$7.7	$1,229.9	$—	$—	$1,249.3	$1,172.8
Average interest rate (a)	7.37%	7.37%	7.37%	7.84%

(a)	Average interest rate is based on rates in effect at June 30, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $21.9 million.

During the three and six months ended June 30, 2015, the Company recognized a realized loss on the forward contracts of $1.6 million and a realized gain $2.7 million, respectively, and during the three and six months ended June 30, 2014, the Company recognized a realized loss on the forward contracts of $0.4 million and $0.7 million, respectively. As of June 30, 2015, the Company had a de minimis unrealized gain on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2015 and December 31, 2014 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2015 and December 31, 2014 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At June 30, 2015 and December 31, 2014, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in millions)
Membership products	$102.1	$113.4	$205.0	$229.5
Insurance and package products	67.3	57.3	135.6	128.2
Global loyalty products	42.1	42.8	87.4	84.2
International products	83.9	90.8	170.0	184.3
Eliminations	(0.4)	(0.5)	(0.7)	(1.0)
	$295.0	$303.8	$597.3	$625.2

Segment EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in millions)

Membership products	$15.7	$18.2	$19.7	$32.5
Insurance and package products	20.7	6.7	41.2	28.0
Global loyalty products	14.7	17.1	30.2	32.1
International products	6.8	3.0	14.0	(4.0)
Total products	57.9	45.0	105.1	88.6
Corporate	(2.8)	(9.4)	(2.5)	(15.1)
	$55.1	$35.6	$102.6	$73.5

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in millions)
Segment EBITDA	$55.1	$35.6	$102.6	$73.5
Depreciation and amortization	(23.8)	(29.1)	(48.0)	(54.1)
Income from operations	$31.3	$6.5	$54.6	$19.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Affinion Group Holdings, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Affinion Holdings,” the “Company,” “we,” “our” and “us” refer to Affinion Group Holdings, Inc. and its subsidiaries on a consolidated basis; and all references to “Affinion” refer to Affinion Group, Inc., our wholly-owned subsidiary.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and this Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

●

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2015 and 2014. This analysis is presented on both a consolidated basis and on an operating segment basis.

●

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2015 and 2014 and our financial condition as of June 30, 2015, as well as a discussion of our liquidity and capital resources.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the six months ended June 30, 2015 and the year ended December 31, 2014, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We compete with companies of varying size, financial strength and availability of resources. Our competitors include marketing solutions providers, financial institutions, insurance companies, consumer goods companies, internet companies and others, as well as direct marketers offering similar programs. Some of our competitors are larger than we are, have greater financial and other resources and are able to deploy more resources in their pursuit of the limited target market for our products.

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

In addition to providing merchandise, gift cards and experiential rewards for loyalty programs, SkyMall provides services including strategy, creative, technology and fulfillment. The acquisition of SkyMall enhances the Company’s position as a leading loyalty program administrator and incentives provider, as well as solidifies the Company’s position within certain current verticals and provides access to certain new verticals.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, impact our ability to obtain information from our members and end-customers and impact the benefits we provide and how we service our members and end-customers. In addition, new and contemplated regulations enacted by, or marketing partner settlement agreements or existing and any future consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or terminate marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, and adversely affect our business, financial condition and results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Global Average Subscribers, excluding Basic Insureds	38,155	39,571	38,173	39,884
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$26.39	$25.98	$26.49	$26.74
Global Membership Subscribers
Average Global Retail Subscribers (2)	7,256	7,633	7,321	7,770
Annualized Net Revenue Per Global Average Subscriber (1)	$84.20	$86.37	$83.25	$85.71
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	27,339	28,164	27,246	28,318
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$6.02	$6.49	$6.21	$6.63
Global Insureds
Average Supplemental Insureds (2)	3,560	3,774	3,606	3,796
Annualized Net Revenue Per Supplemental Insured (1)	$64.95	$49.34	$64.47	$56.04
Global Average Subscribers, including Basic Insureds	57,271	59,730	57,546	60,143

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our consolidated results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	June 30,	June 30,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$295.0	$303.8	$(8.8)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	111.0	120.1	(9.1)
Operating costs	99.4	106.0	(6.6)
General and administrative	28.9	41.4	(12.5)
Facility exit costs	0.6	0.7	(0.1)
Depreciation and amortization	23.8	29.1	(5.3)
Total expenses	263.7	297.3	(33.6)
Income from operations	31.3	6.5	24.8
Interest income	0.1	—	0.1
Interest expense	(58.0)	(58.1)	0.1
Loss on extinguishment of debt	—	(14.6)	14.6
Other income, net	0.1	—	0.1
Loss before income taxes and non-controlling interest	(26.5)	(66.2)	39.7
Income tax expense	(1.1)	(4.1)	3.0
Net loss	(27.6)	(70.3)	42.7
Less: net income attributable to non-controlling interest	(0.1)	(0.1)	-
Net loss attributable to Affinion Group Holdings, Inc.	$(27.7)	$(70.4)	$42.7

Summary of Operating Results for the Three Months Ended June 30, 2015

The following is a summary of changes affecting our operating results for the three months ended June 30, 2015.

Net revenues decreased $8.8 million, or 2.9%, for the three months ended June 30, 2015 as compared to the same period of the prior year primarily as lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products primarily from an unfavorable foreign exchange impact were partially offset by higher net revenues in Insurance and Package Products principally from a lower cost of insurance.

         Segment EBITDA increased $19.5 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net Revenues. During the three months ended June 30, 2015 we reported net revenues of $295.0 million, a decrease of $8.8 million, or 2.9%, as compared to net revenues of $303.8 million in the comparable period of 2014.  Net revenues in Membership Products decreased $11.3 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues increased $10.0 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier and the impact of lower average Package members. Global Loyalty Products net revenues decreased $0.7 million as growth with existing and new clients was more than offset by lower revenue from the loss of a key client in the travel space in the second quarter of 2015 and the absence in 2015 of programming fee-based revenue from the second quarter of 2014. International Products net revenues decreased $6.9 million. On a currency consistent basis, International Products net revenues increased $8.6 million due to higher retail membership revenue in both our online and offline channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by an unfavorable foreign exchange impact of $15.5 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $9.1 million, or 7.6%, to $111.0 million for the three months ended June 30, 2015 from $120.1 million for the three months ended June 30, 2014. Marketing and commissions expense decreased in International Products by $6.9 million primarily due to the favorable impact of foreign exchange. Costs decreased $2.5 million in Insurance and Package Products primarily due to lower commissions.

Operating Costs. Operating costs decreased by $6.6 million, or 6.2%, to $99.4 million for the three months ended June 30, 2015 from $106.0 million for the three months ended June 30, 2014. Operating costs decreased $4.5 million in International Products primarily due to the favorable impact of foreign exchange and $2.7 million in Membership Products primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $12.5 million, or 30.2% to $28.9 million for the three months ended June 30, 2015 from $41.4 million for the three months ended June 30, 2014.  Corporate costs decreased by $6.6 million primarily from lower professional fees of $6.8 million principally due to the absence in 2015 of costs related to the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed during the second quarter of 2014.  Costs decreased $6.1 million in Membership Products primarily due to lower legal reserves of $3.3 million related to the settlement reached with the CFPB in July 2015 and benefits realized from cost savings initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $5.3 million for the three months ended June 30, 2015 to $23.8 million from $29.1 million for the three months ended June 30, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $2.2 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased by $2.4 million primarily the result of higher depreciation recorded in the second quarter of 2014 related to legacy international systems.

Interest Expense. Interest expense decreased $0.1 million, or 0.2% to $58.0 million for the three months ended June 30, 2015 from $58.1 million for the three months ended June 30, 2014, as higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 amendment of the Affinion senior secured credit facility was partially offset by lower interest expense from reduced senior secured PIK toggle note borrowings from the debt exchange completed in June 2014.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $14.6 million of the pro rata portion of the unamortized deferred financing costs and debt discount associated with the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed in the second quarter of 2014.

Income Tax Expense. Income tax expense decreased by $3.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to a decrease in the current foreign and state and deferred federal and state tax liabilities for the three months ended June 30, 2015, partially offset by an increase in the deferred foreign tax liabilities for the same period.

The Company’s effective income tax rates for the three months ended June 30, 2015 and 2014 were (4.0)% and (6.1)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2015 and 2014 is primarily a result of a decrease in loss before income taxes and non-controlling interest from $66.2 million for the three months ended June 30, 2014 to $26.5 million for the three months ended June 30, 2015 and a decrease in the income tax provision from $4.1 million for the three months ended June 30, 2014 to $1.1 million for the three months ended June 30, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$102.1	$113.4	$(11.3)	$15.7	$18.2	$(2.5)
Insurance and Package Products	67.3	57.3	10.0	20.7	6.7	14.0
Global Loyalty Products	42.1	42.8	(0.7)	14.7	17.1	(2.4)
International Products	83.9	90.8	(6.9)	6.8	3.0	3.8
Eliminations	(0.4)	(0.5)	0.1	-	-	-
Total products	295.0	303.8	(8.8)	57.9	45.0	12.9
Corporate	—	-	-	(2.8)	(9.4)	6.6
Total	$295.0	$303.8	$(8.8)	55.1	35.6	19.5
Depreciation and amortization				(23.8)	(29.1)	5.3
Income from operations				$31.3	$6.5	$24.8

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Membership Products. Membership Products net revenues decreased by $11.3 million, or 10.0%, to $102.1 million for the three months ended June 30, 2015 as compared to $113.4 million for the three months ended June 30, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA decreased by $2.5 million, or 13.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $11.3 million was partially offset by lower operating costs of $2.7 million and lower general and administrative costs of $6.1 million. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes. The lower general and administrative costs were primarily due to lower legal reserves of $3.3 million related to the settlement reached with the CFPB in July 2015 and benefits realized from cost savings initiatives.

Insurance and Package Products. Insurance and Package Products net revenues increased by $10.0 million, or 17.5%, to $67.3 million for the three months ended June 30, 2015 as compared to $57.3 million for the three months ended June 30, 2014. Insurance revenue increased approximately $11.4 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier. Package revenue decreased approximately $1.4 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $14.0 million, or 209.0%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily from the impact of higher net revenues of $10.0 million and a decrease in operating expenses totaling $4.0 million primarily the result of lower commissions and lower employee related costs.

Global Loyalty Products. Revenues from Global Loyalty Products decreased by $0.7 million, or 1.6%, for the three months ended June 30, 2015 to $42.1 million as compared to $42.8 million for the three months ended June 30, 2014 as increased revenues from growth with new and existing clients was more than offset by lower revenue from the loss of a key client in the travel space in the second quarter of 2015 and the absence in 2015 of programming fee-based revenue from the second quarter of 2014.

Segment EBITDA decreased by $2.4 million, or 14.0%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, as the increased contribution associated with new and existing clients was more than offset by the loss of a key travel client, the absence of certain programming fee-based revenue recognized in 2014 and the ongoing investment in new verticals and geographies.

International Products. International Products net revenues decreased by $6.9 million, or 7.6%, to $83.9 million for the three months ended June 30, 2015 as compared to $90.8 million for the three months ended June 30, 2014. Net revenues increased $8.6 million on a currency consistent basis primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and higher price points along with growth in the wholesale and fee-for-service sector. These increases were more than offset by the unfavorable impact from foreign exchange of $15.5 million.

Segment EBITDA increased $3.8 million, or 126.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as the lower net revenue of $6.9 million was more than offset by lower marketing and commissions of $6.9 million and lower operating costs of $4.5 million The lower marketing and commissions and lower operating costs were primarily attributable to the favorable impact of foreign exchange.

Corporate

Corporate costs decreased by $6.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily from lower professional fees of $6.8 million principally due to the absence in 2015 of costs related to the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed during the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes our consolidated results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$597.3	$625.2	$(27.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	226.7	245.5	(18.8)
Operating costs	203.0	214.0	(11.0)
General and administrative	63.9	91.6	(27.7)
Facility exit costs	1.1	0.6	0.5
Depreciation and amortization	48.0	54.1	(6.1)
Total expenses	542.7	605.8	(63.1)
Income from operations	54.6	19.4	35.2
Interest income	0.1	0.1	(0.1)
Interest expense	(115.2)	(115.7)	0.5
Loss on extinguishment of debt	—	(14.6)	14.6
Other income, net	0.6	—	0.6
Loss before income taxes and non-controlling interest	(59.9)	(110.8)	50.8
Income tax expense	(3.1)	(8.3)	5.2
Net loss	(63.0)	(119.1)	56.0
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.1)
Net loss attributable to Affinion Group Holdings, Inc.	$(63.3)	$(119.3)	$55.9

Summary of Operating Results for the Six Months Ended June 30, 2015

The following is a summary of changes affecting our operating results for the six months ended June 30, 2015.

Net revenues decreased $27.9 million, or 4.5%, for the six months ended June 30, 2015 as compared to the same period of the prior year as lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products primarily from an unfavorable foreign exchange impact were partially offset by an increase in Insurance and Package Products net revenue principally from a lower cost of insurance.

         Segment EBITDA increased $29.1 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Net Revenues. During the six months ended June 30, 2015 we reported net revenues of $597.3 million, a decrease of $27.9 million, or 4.5%, as compared to net revenues of $625.2 million in the comparable period of 2014.  Net revenues in Membership Products decreased $24.5 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues increased $7.4 million primarily due to a lower cost of insurance, principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier, partially offset by lower supplemental insureds and the impact of lower average Package members. Global Loyalty Products net revenues increased $3.2 million as growth with existing clients was partially offset by lower revenue from the loss of a key client in the travel space in the second quarter of 2015. International Products net revenues decreased $14.3 million. On a currency consistent basis, International Products net revenues increased $15.0 million due to higher retail membership revenue in both our online and offline channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by an unfavorable foreign exchange impact of $29.3 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $18.8 million, or 7.7%, to $226.7 million for the six months ended June 30, 2015 from $245.5 million for the six months ended June 30, 2014. Marketing and commissions expense decreased in Membership Products by $3.7 million primarily attributable to the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing.  Costs decreased in International Products by $13.5 million primarily due to the favorable impact of foreign exchange.

Operating Costs. Operating costs decreased by $11.0 million, or 5.1%, to $203.0 million for the six months ended June 30, 2015 from $214.0 million for the six months ended June 30, 2014. Operating costs decreased $8.0 million in International Products primarily due to the favorable impact of foreign exchange and $4.4 million in Membership Products primarily from lower product and servicing costs associated with the lower retail member volumes. Costs increased $1.9 million in Global Loyalty Products primarily due to one-time integration expenses incurred in the first quarter of 2015.

General and Administrative Expense. General and administrative expense decreased by $27.7 million, or 30.2% to $63.9 million for the six months ended June 30, 2015 from $91.6 million for the six months ended June 30, 2014. Costs decreased $10.8 million in International Products primarily due to the absence of charges for legal reserves and fees of $12.1 million recorded in 2014 related to the FCA inquiry.  Corporate costs decreased by $12.6 million primarily from lower stock compensation costs of $5.6 million, principally due to an adjustment in 2014 to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, and lower professional fees of $6.3 million which were principally due to the absence in 2015 of  costs related to the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed during the second quarter of 2014. Costs decreased $4.2 million in Membership Products primarily due to lower legal reserves of $3.3 million related to the settlement reached with the CFPB in July 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $6.1 million for the six months ended June 30, 2015 to $48.0 million from $54.1 million for the six months ended June 30, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $4.2 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $0.5 million, or 0.4% to $115.2 million for the six months ended June 30, 2015 from $115.7 million for the six months ended June 30, 2014, as higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 amendment of the Affinion senior secured credit facility was partially offset by lower interest expense associated with lower credit facility borrowings and lower interest expense from reduced senior secured PIK toggle note borrowings from the debt exchange completed in June 2014.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $14.6 million of the pro rata portion of the unamortized deferred financing costs and debt discount associated with the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed in the second quarter of 2014.

Income Tax Expense. Income tax expense decreased by $5.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a decrease in the current state and foreign and deferred federal and state tax liabilities for the six months ended June 30, 2015, partially offset by an increase in the deferred foreign tax liabilities for the same period.

The Company’s effective income tax rates for the six months ended June 30, 2015 and 2014 were (5.1)% and (7.5)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2015 and 2014 is primarily a result of a decrease in loss before income taxes and non-controlling interest from $110.8 million for the six months ended June 30, 2014 to $59.9 million for the six months ended June 30, 2015 and a decrease in the income tax provision from $8.3 million for the six months ended June 30, 2014 to $3.1 million for the six months ended June 30, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$205.0	$229.5	$(24.5)	$19.7	$32.5	$(12.8)
Insurance and Package Products	135.6	128.2	7.4	41.2	28.0	13.2
Global Loyalty Products	87.4	84.2	3.2	30.2	32.1	(1.9)
International Products	170.0	184.3	(14.3)	14.0	(4.0)	18.0
Eliminations	(0.7)	(1.0)	0.3	-	-	-
Total products	597.3	625.2	(27.9)	105.1	88.6	16.5
Corporate	—	-	-	(2.5)	(15.1)	12.6
Total	$597.3	$625.2	$(27.9)	102.6	73.5	29.1
Depreciation and amortization				(48.0)	(54.1)	6.1
Income from operations				$54.6	$19.4	$35.2

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Membership Products. Membership Products net revenues decreased by $24.5 million, or 10.7%, to $205.0 million for the six months ended June 30, 2015 as compared to $229.5 million for the six months ended June 30, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA decreased by $12.8 million, or 39.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $24.5 million was partially offset by lower marketing and commissions of $3.7 million, lower operating costs of $4.4 million and lower general and administrative expenses of $4.2 million. The lower marketing and commissions were primarily the result of the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes. The lower general and administrative costs were primarily due to lower legal reserves of $3.3 million related to the settlement reached with the CFPB in July 2015.

Insurance and Package Products. Insurance and Package Products net revenues increased by $7.4 million, or 5.8%, to $135.6 million for the six months ended June 30, 2015 as compared to $128.2 million for the six months ended June 30, 2014. Insurance revenue increased approximately $9.9 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier partially offset by the impact from lower supplemental insureds. Package revenue decreased approximately $2.5 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $13.2 million, or 47.1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily from the impact of higher net revenues of $7.4 million along with lower operating expenses of $5.8 million primarily the result of lower employee related costs and lower commissions.

Global Loyalty Products. Revenues from Global Loyalty Products increased by $3.2 million, or 3.8%, for the six months ended June 30, 2015 to $87.4 million as compared to $84.2 million for the six months ended June 30, 2014 primarily from increased revenues related to growth with existing clients partially offset by lower revenue from the loss of a key client in the travel space in the second quarter of 2015.

Segment EBITDA decreased by $1.9 million, or 5.9%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, as the increased contribution associated with existing clients was primarily offset by the loss of a travel client, additional costs from one-time integration expenses incurred in the first quarter of 2015 and the ongoing investment in new verticals and geographies.

International Products. International Products net revenues decreased by $14.3 million, or 7.8%, to $170.0 million for the six months ended June 30, 2015 as compared to $184.3 million for the six months ended June 30, 2014. Net revenues increased $15.0 million on a currency consistent basis primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and higher price points along with growth in the wholesale and fee-for-service sector. These increases were more than offset by the unfavorable impact from foreign exchange of $29.3 million.

Segment EBITDA increased $18.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as the lower net revenue of $14.3 million was more than offset by lower general and administration costs of $10.8 million, lower marketing and commissions of $13.5 million and lower operating costs of $8.0 million. General and administrative costs decreased primarily due to the absence of charges for legal reserves and fees of $12.1 million recorded in 2014 related to the FCA inquiry. The lower marketing and commissions and lower operating costs were primarily attributable to the favorable impact of foreign exchange.

Corporate

Corporate costs decreased by $12.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily from lower stock compensation costs of $5.6 million as 2014 included an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, and lower professional fees of $6.3 million which were principally due to the absence in 2015 of costs related to the May 2014 amendment to the Affinion senior secured credit facility and debt exchange completed during the second quarter of 2014.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2015 and December 31, 2014

	June 30,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Total assets	$998.3	$1,019.6	$(21.3)
Total liabilities	2,910.9	2,866.1	44.8
Total deficit	(1,912.6)	(1,846.5)	(66.1)

Total assets decreased by $21.3 million principally due to (i) a decrease in other intangibles, net of $26.8 million, principally due to amortization expense of $24.9 million, and (ii) a decrease in profit-sharing receivables from insurance carriers of $11.8 million principally due to wind-down of the profit-sharing arrangement with the Company’s former primary insurance carrier. These decreases were partially offset by an increase in cash and cash equivalents of $27.7 million.

Total liabilities increased by $44.8 million, principally due to an increase in long-term debt of $68.7 million, principally due to an increase in outstanding borrowings under Affinion’s revolving credit facility of $54.0 million and a $16.4 million increase in our 2013 senior notes due to payment-in-kind interest. This increase was partially offset by a decrease in account payables and accrued expenses of $14.3 million due to a reduction in trade payables as a result of seasonality in the travel business and timing of payments in International products, and also lower payroll-related costs, primarily bonus accruals, at June 30, 2015 as compared to December 31, 2014.

Total deficit increased by $66.1 million, due to a net loss of $63.0 million and foreign currency translation effect of $3.5 million, partially offset by stock-based compensation of $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, coupled with our flexibility in the amount and timing of marketing expenditures, our cash on hand, cash flows from operating activities and borrowing availability under Affinion’s revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on Affinion’s first lien term loan facility under Affinion’s $1.3 billion amended and restated senior secured credit facility. The first lien term loan facility also requires mandatory prepayments based on excess cash flows as defined in Affinion’s amended and restated senior secured credit facility.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. The terms of Affinion’s amended and restated senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and Affinion’s 2013 senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of these debt instruments provide Affinion with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. If Affinion does not have sufficient payment capacity in the baskets with respect to its existing debt agreements in order to make payments to us, we may be unable to service any cash payments on Affinion Holdings’ 2010 senior notes or 2013 senior notes. Affinion did not pay any cash dividends to us during the six months ended June 30, 2015 and years ended December 31, 2014 or 2013. On November 13, 2013, Affinion loaned $18.9 million to Affinion Holdings to be utilized by us to make the November 2013 interest payments on our 2010 senior notes. On December 11, 2013, Affinion loaned $2.6 million to Affinion Holdings to be utilized by us to make interest payments on our 2010 senior notes to tendering debt holders participating in Affinion Holdings’ debt exchange. On May 13, 2014 and November 14, 2014, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on our 2010 senior notes. On May 14, 2015, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on our 2010 senior notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our cash flows from operations and Affinion’s available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

Cash Flows—Six Months Ended June 30, 2015 and 2014

At June 30, 2015, we had $60.0 million of cash and cash equivalents on hand, an increase of $14.7 million from $45.3 million at June 30, 2014. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(7.9)	$(2.3)	$(5.6)
Investing activities	(13.8)	(23.7)	9.9
Financing activities	49.9	50.9	(1.0)
Effect of exchange rate changes	(0.5)	0.3	(0.8)
Net change in cash and cash equivalents	$27.7	$25.2	$2.5

Operating Activities

During the six months ended June 30, 2015, we used $5.6 million more cash for operating activities than during the six months ended June 30, 2014. Segment EBITDA increased by $29.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 (see “—Results of Operations”). In addition, other current assets generated cash flows during the six months ended June 30, 2015 that were $14.2 million less favorable than the cash flows generated during the six months ended June 30, 2014 primarily due to timing of gift card inventory purchases and profit-sharing receivables from insurance carriers generated cash flows during the six months ended June 30, 2015 that were $13.5 million less favorable than the cash flows generated during the six months ended June 30, 2014 as the profit-sharing arrangement with the Company’s former primary insurance carrier winds down.

Investing Activities

We used $9.9 million less cash in investing activities during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we used $15.2 million for capital expenditures and received $1.5 million in connection with the sale of an investment. During the six months ended June 30, 2014, we used $23.7 million for capital expenditures.

Financing Activities

We provided $1.0 million less cash from financing activities during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we had net borrowings under Affinion’s revolving credit facility of $54.0 million and made principal payments on our debt of $4.1 million. During the six months ended June 30, 2014, we had net repayments under Affinion’s revolving credit facility of $46.0 million, refinanced a portion of Affinion’s debt resulting in new Affinion second-lien term loan borrowings of $425.0 million and repayments of Affinion’s term loan debt of $311.6 million, paid financing costs of $20.0 million and made other principal payments on our debt of $0.3 million.

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

As of June 30, 2015, we had approximately $2.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to Affinion’s senior secured credit facility that increased the applicable margins and the May 2014 amendment to Affinion’s senior secured credit facility that included the issuance of second lien term debt as well as first lien term debt.

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

Affinion’s senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of Affinion’s 2006 senior subordinated notes. On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of Affinion’s 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under Affinion’s senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on Affinion’s 2006 senior subordinated notes is payable semi-annually. Affinion may redeem some or all of Affinion’s 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing Affinion’s 2006 senior subordinated notes. Affinion’s 2006 senior subordinated notes are unsecured obligations. At June 30, 2015, Affinion’s 2006 senior subordinated notes were guaranteed by the same subsidiaries that guarantee the Affinion senior secured credit facility (other than Affinion Investments, Affinion Investments II, Propp Corp., SkyMall and Connexions SMV, LLC). In December 2013, Affinion Investments exchanged $352.9 million face amount of Affinion’s outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s First Lien Term Loan facility matures in April 2018 and Affinion’s Second Lien Term Loan facility matures in October 2018. Affinion’s First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s Second Lien Term Loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s

Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the term loan for the period from April 1, 2014 through May 20, 2014 and for the period from January 1, 2014 through May 20, 2014 was 6.75% per annum. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three and six months ended June 30, 2015 and for the period from May 20, 2014 through June 30 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three and six months ended June 30, 2015 was 7.1% and 7.2% per annum, respectively, and for the three and six months ended June 30, 2014 was 7.1% for both periods. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates. Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments 2013 senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion’s 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of Affinion’s then-outstanding 2010 senior notes for a like principal amount of Affinion’s 2010 senior notes that have been registered under the Securities Act. Affinion used substantially all of the net proceeds of the offering of Affinion’s 2010 senior notes to finance the purchase of the 2005 senior notes and senior notes issued in 2009.

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

In connection with the exchange, the Company recognized a loss of $4.6 million, representing the write-off of unamortized debt issuance costs and discounts of $2.8 million and $1.8 million, respectively. In connection with the exchange offer and consent solicitation relating to the Company’s 2010 senior notes and the issuance of the Company’s 2013 senior notes, the Company incurred financing costs of $4.7 million.

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

Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes, the Investments 2013 senior subordinated notes, and Affinion’s 2013 senior subordinated notes contain various restrictive covenants that apply to Affinion. As of June 30, 2015, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

At June 30, 2015, on a consolidated basis, the Company had $765.3 million outstanding under Affinion’s First Lien Term Loans, $425.0 million outstanding under Affinion’s Second Lien Term Loans, $242.8 million ($229.2 million net of discount) outstanding under the Company’s 2013 senior notes, $32.2 million outstanding under the Company’s 2010 senior notes, $475.0 million ($473.5 million net of discount) outstanding under Affinion’s 2010 senior notes, $2.6 million outstanding under Affinion’s 2006 senior subordinated notes and $360.0 million ($354.0 million net of discount) outstanding under Affinion’s 2013 senior subordinated notes. At June 30, 2015, there was $59.0 million outstanding under Affinion’s revolving credit facility and Affinion had $7.1 million available under the revolving credit facility after giving effect to the issuance of $13.9 million of letters of credit.

Covenant Compliance

The indenture governing our 2013 senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2015, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash used in operating activities for the twelve months ended June 30, 2015 to Adjusted EBITDA.

For the Twelve
Months Ended
June 30, 2015 (a)
(in millions)
Net cash provided by (used in) operating activities	$31.4
Interest expense, net	222.9
Income tax expense (benefit)	(43.7)
Amortization of debt discount and financing costs	(12.8)
Provision for loss on accounts receivable	(0.7)
Deferred income taxes	47.2
Changes in assets and liabilities	(34.7)
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (b)	47.8
Other, net (c)	17.2
Adjusted EBITDA, excluding pro forma adjustments (d)	274.6
Effect of the pro forma adjustments (e)	6.6
Adjusted EBITDA, including pro forma adjustments (f)	$281.2
(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the six months ended June 30, 2014, plus consolidated financial data for the six months ended June 30, 2015.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions, legal costs for certain legal matters and costs associated with severance incurred.
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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of SkyMall that was completed in the third quarter of 2014, or (ii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisition, restructurings and cost savings initiatives had occurred on July 1, 2014 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes, and the 2013 senior notes.

(e)

Gives effect to the projected annualized benefits of the acquisition of SkyMall, restructurings and other cost savings initiatives as if such acquisition, restructurings and cost savings initiatives had occurred on July 1, 2014.

(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended June 30, 2015 to Adjusted EBITDA as required by our indenture governing the Company’s 2013 senior subordinated notes.

For the Twelve
Months Ended
June 30, 2015 (a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(372.7)
Interest expense, net	222.9
Income tax expense	(43.7)
Non-controlling interest	0.6
Other income, net	(0.6)
Depreciation and amortization	103.6
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	—
Certain legal costs (c)	25.4
Net cost savings (d)	22.4
Other, net (e)	316.7
Adjusted EBITDA, excluding pro forma adjustments (f)	274.6
Effect of the pro forma adjustments (g)	6.6
Adjusted EBITDA, including pro forma adjustments (h)	$281.2

(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the six months ended June 30, 2014, plus consolidated financial data for the six months ended June 30, 2015.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
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

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of SkyMall that was completed in the third quarter of 2014, or (ii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisition, restructurings and cost savings initiatives had occurred on July 1, 2014 in calculating the Adjusted EBITDA under Affinion’s amended and restated senior secured credit facility and the indentures governing the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes, and the 2013 senior notes.

(g)

Gives effect to the projected annualized benefits of the acquisition of SkyMall, restructurings and other cost savings initiatives as if such acquisition, restructurings and cost savings initiatives had occurred on July 1, 2014.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, included in our Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2015 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2020 and		June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$35.1	$0.3	$—	$1,206.9	$—	$—	$1,242.3	$649.9
Average interest rate	11.26%	11.36%	11.47%	11.05%
Variable rate debt	$3.9	$7.8	$7.7	$1,229.9	$—	$—	$1,249.3	$1,172.8
Average interest rate (a)	7.37%	7.37%	7.37%	7.84%

(a)	Average interest rate is based on rates in effect at June 30, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $21.9 million.

During the three and six months ended June 30, 2015, the Company recognized a realized loss on the forward contracts of $1.6 million and a realized gain of $2.7 million on the forward contracts, respectively, and during the three and six months ended June 30, 2014, the Company recognized a realized loss on the forward contracts of $0.4 million and $0.7 million, respectively. As of June 30, 2015, the Company had a de minimis unrealized gain on the foreign currency forward contracts.

At June 30, 2015, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Our substantial indebtedness could have important consequences, including the following:

•

it may materially limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, such as marketing expenditures;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;
•	it may materially limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	we are more highly leveraged than some of our competitors, which may place us at a material competitive disadvantage and may have a negative impact on our ability to attract and retain clients;
•	it may make us more vulnerable to downturns in our business or the economy or requests from our clients and vendors for more favorable business terms;
•	it may materially restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and
•	it may materially limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay marketing spend and/or capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including Affinion’s senior secured credit facility and the indentures governing the Affinion 2010 senior notes, the Affinion 2013 senior subordinated notes and our PIK Toggle senior notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations and/or reduce or delay marketing spend and/or capital expenditures to meet our debt service and other obligations. In the case of dispositions, we may not be able to consummate them for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, none of our equityholders, including Apollo (as defined below), General Atlantic, the holders of warrants and their respective affiliates, have any continuing obligation to provide us with debt or equity financing.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated approximately 80% of our next twelve months net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end-customer interest. Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings non-competitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services. Our failure to develop, introduce or expand our products and services or to make other investments in our business, such as marketing or capital expenditures, could result in a material loss of members and end-customers and materially reduce our revenues, cash flow from operations and profitability.

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

AFFINION GROUP HOLDINGS, INC.
Date:	July 30, 2015	By:	/S/ Gregory S. Miller
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