Form 10-K
period 2015-12-31
Affinion Group Holdings, Inc.
filed 2016-03-10
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      .

Commission file number: 000-55577

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2015 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 23, 2016 was 9,093,330.

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

•	all references to “Affinion” refer to our subsidiary, Affinion Group, Inc., a Delaware corporation, and
•

all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business

The following description of our business is current as of December 31, 2015 and does not give effect to or incorporate any subsequent events unless otherwise noted.

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

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: (1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers and (2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brands among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

We utilize our substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of our marketing partners on a highly targeted campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with our marketing partners, as we believe this optimizes response, thereby improving the efficiency of our marketing investment. Accordingly, we maintain significant capabilities to market through direct mail, point-of-sale, the internet, inbound and outbound telephony and voice response unit marketing, as well as other media as needed.

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40-year operating history, position us to deliver consistent results in a variety of market conditions.

Our comprehensive portfolio of customer engagement and loyalty solutions include:

•

development of customized and relevant products and services that address fundamental consumer needs and fulfill the expectations consumers have of the services and offers they expect to receive from our marketing partners;

•	marketing strategy and management of customized marketing programs;
•	data analysis utilizing our proprietary technology and databases to target customers most likely to value, and therefore respond to, our products and services;
•	design and implementation of marketing campaigns in various types of media including direct mail, online marketing, point-of-sale marketing, direct response marketing and inbound telephony;
•	fulfillment, customer service, website and mobile application development;
•	loyalty program design and administration; and
•	disaggregated loyalty redemption options, such as gift cards, cash back, travel and merchandise.

Our business model is characterized by substantial recurring revenues, strong segment EBITDA margins and significant operating cash flows before interest payments. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers whom we bill on a monthly, quarterly or annual basis. Further, we generate revenues from our marketing partners that choose to directly market our products and services to their customers on a wholesale basis and typically pay us a monthly fee per enrolled customer. We also generate revenues through our loyalty customer engagement business by designing and administering points-based loyalty programs on a contractual, fee-for-service basis. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature or otherwise highly predictable given the terms of our contracts with marketing partners. For each of the last five years, revenue from our existing customer base and long-term marketing partner relationships has historically generated approximately 80% of our next twelve months net revenue. For example, net revenues generated in 2015 from customers who were active as of December 31, 2014 represented approximately 80% of our total net revenues in 2015, and net revenues generated in 2014 from customers who were active as of December 31, 2013 represented approximately 82% of our total net revenues in 2014. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing, and related commission, expenditures.

For the year ended December 31, 2015, we had net revenues, net income attributable to us and Adjusted EBITDA (as defined below) of $1,169.8 million, $135.3 million and $268.5 million, respectively.

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
•

design, implement and administer points-based loyalty programs that provide customers with desirable rewards for performing certain behaviors that are beneficial to our marketing partners, such as repeat buying.

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

As of December 31, 2015, we had more than 5,600 marketing partners in a variety of industries including financial services, retail, travel, telecommunications and utilities. Some of our leading marketing partners, based on revenues for the year ended December 31, 2015, include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland. Revenues generated from our largest marketing partner, Wells Fargo, and its customers, accounted for approximately 10.2% of total revenues in 2015. We have several contracts with Wells Fargo and in 2015, 79% of the revenues from these contracts were attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide either to address their fundamental needs in lifestyle and protection services at a reasonable price or to reward them for continued activity with our marketing partners, the ease of use and the wide range of benefits available with our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 33.5% of our net revenues in 2015 from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2015, we had approximately 54 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 40 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

When we are unable to provide a benefit or service with our in-house capabilities, we contract with one or more of our many third-party vendors to provide components for our products and services, such as credit reports, supplemental insurance coverage, travel discounts, gift cards and merchandise. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts (typically with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). By combining the services of our vendors with our in-house capabilities, in 2015 we were able to offer 13 core products and services on a subscription basis with 344 unique benefits, support almost 4,900 versions of products and services representing different combinations of pricing, benefits configurations and branding and provide a wide range of desirable options for the redemption of loyalty rewards points.

Business Segments

For the periods ending on or prior to December 31, 2015, we organized our business into the following four business segments. However, as described under “—Global Reorganization” below, we will have changed our business segment reporting and operations beginning with the first quarter of 2016.

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

•

Global Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2015, managed programs representing an aggregate estimated redemption value of approximately $2.25 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards and merchandise, and, in 2015, we facilitated approximately $2.05 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

•

International Products. International Products comprises our Membership and Package customer engagement businesses outside North America and also includes a discrete loyalty program benefit provider. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. In 2012, we expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, we undertook business activities in Australia and Mexico.

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

Except as discussed under “—Global Reorganization,” all references to our business segments in this Report shall refer to the four business segments described above, which were in effect through December 31, 2015.

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we intend to no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the new global organizational structure marks another major step in our strategic plan and ongoing transformation.

Starting in the first quarter of 2016, we have the following four new operating segments:

•

Global Loyalty.  This segment consists of all of our loyalty assets globally in which we are a provider of end-to-end loyalty solutions that help clients reward, motivate and retain customers, including program design, points management and administration, and broad-based fulfilment and redemption.

•

Global Customer Engagement.  This segment combines all global customer engagement programs in which we or our partners expect to actively market.  Through our Global Customer Engagement business, we expect that we will continue to be a leading global solutions provider that delivers a flexible mix of benefits and services for our clients that meet customers’ needs, including products that are designed to help consumers save money and gain peace of mind.

•

Insurance Solutions.  This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain Accident and Health insurance products.

•

Legacy Membership and Package.  This segment combines all global membership programs in which we no longer expect to actively market and also includes the domestic Package business (which, through December 31, 2015, was reported in our Insurance and Package segment).  This segment includes membership programs that were marketed with many of our large domestic financial institutions partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

Our Market Opportunity and Competitive Strengths

We offer our products and services through our affinity marketing partners or through affinity marketing relationships and through direct-to-consumer marketing. Affinity marketing is a subset of the larger direct marketing industry and involves marketing products and services to a marketing partner’s base of customers. This generally results in higher customer receptiveness as those customers recognize and trust products that are offered through the marketing partner and its brands. In addition, incorporating our marketing partners’ logos and trademarks in our marketing materials, or co-branding with our marketing partners, provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that products approved by, and marketing associated with, well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing. We also market to consumers directly through internet advertising. By leveraging our vast expertise in direct response media and campaign strategy and execution, we believe that marketing directly to consumers provides us with an effective alternate distribution channel for our programs and services and at attractive returns, as we are able to retain the full value of the subscription fee as compared to affinity marketing, where we enter into revenue-sharing agreements with our marketing partners.

We attribute our success and competitive advantage in providing comprehensive customer engagement and loyalty solutions and marketing services to our ability to leverage a number of key strengths, including:

Expertise in Various Marketing Methods and Types of Media. We have conducted approximately 44,000 customer engagement and loyalty program marketing campaigns over the last five years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response marketing and inbound telephony. To promote awareness of our programs and services when we are marketing directly to the consumer, we employ various methods, including search engine marketing and search engine optimization, which ensures our programs are exposed to consumers who have conducted a search for such services, and affiliate networking, all of which generates incremental traffic directly to our direct-branded product sites. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

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

Proprietary Technology, Models and Databases. Based on the length of our operating history, we believe our database of actual customer interactions, with approximately 1 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. We track the performance of all of our marketing campaigns across all different media and measure consumer preferences, response rates, and other engagement-related performance and profitability data while adhering to the highest standards of consumer data protection and privacy. We utilize this data to develop highly targeted, individualized marketing programs across multiple media and product offerings for each partner with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our products and services of value.

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

Range of Capabilities for Loyalty Program Solutions. We monitor changing patterns of consumer preference to better understand the options consumers are more likely to respond to when redeeming points that have been awarded by a credit card issuer, travel service provider, retailer or other sponsor of a loyalty points program for rewards. We are able to fulfill consumers’ most preferential options because we have established direct relationships with hundreds of merchandise and gift card providers, representing nearly 1,000 brands and we operate one of the largest travel agencies in the United States. Our clients are able to leverage these abilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which increases the likelihood that the program will positively influence consumer behavior.

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

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Subscribers who have been acquired through previous marketing efforts become a part of our membership base. The performance of our existing base typically follows a pattern that is consistent with our historical observations, providing us with insight with respect to planning our future business activities. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2015 amounted to approximately $0.6 billion and are expected to result in deductions of up to approximately $119.0 million per year for the next five years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chief Executive Officer, Todd Siegel, who has been with us for over sixteen years, our nine senior executives have a combined ninety-four years of experience with Affinion. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

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

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions based on the available opportunities will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past three years we have grown the average revenue per member in our global membership business at a compound annual rate of approximately 4.3%, from $80.84 in 2013 to $87.90 in 2015.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive customer engagement and loyalty solutions offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the customers of our international marketing partners. In addition, our European package business has continued its evolution through unique product offerings, enhanced customer services and delivery of benefits and, as loyalty points programs continue to become more widely available throughout the world, we believe we have opportunities to extend our U.S.-style loyalty program services across our international footprint with both new and existing clients. We are also continuing to execute on our plan to extend our operations into new countries and geographic regions, including, most recently, Australia and Mexico. We intend to continue our growth in the international markets through both organic initiatives, including geographic expansion, as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement solutions, grow our distribution capabilities or enhance our scale.

Grow Our Loyalty Operations. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior. In July 2014, we acquired Propp Corp., a provider of one-time use incentives for customer acquisition and retention. In September 2014, we completed the acquisition of SkyMall Ventures LLC (now known as Connexions SM Ventures, LLC) (“SkyMall”), a provider of loyalty solutions for well-established brands in the financial services, hospitality and gaming industries.

Expand Our Vertical Market Penetration and Range of Marketing Media. We believe there are substantial opportunities to add new marketing partners in the retail, financial, travel, Internet, cable, telecom and utilities industries, in both North America and internationally, where prospective partners desire to add incremental revenue and strengthen and enhance the loyalty of their customer relationships. We also believe there are significant opportunities to expand our marketing channels. This includes (1) direct-to-consumer marketing via internet advertising, in which we market proprietarily branded products and services that are comparable to what we offer through our affinity marketing channels, and (2) point-of-sale marketing with retailers, in which we leverage the benefits and services from our existing product portfolio to create and market a uniquely customized configuration that is relevant and meaningful to a particular retail marketing partner’s customers.

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

Company History

We have 40 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. Our international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant Corporation (“Cendant”). The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Apollo Transactions (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”)) and all of the share capital of Affinion International Holdings Limited (“Affinion International”) (known as Cendant International Holdings Limited prior to the consummation of the Apollo Transactions). See “Item 7. Certain Relationships and Related Transactions and Director Independence—The Acquisition—Purchase Agreement.”

In 2011, we entered into a merger agreement that resulted in the Webloyalty Acquisition (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors—Affinion Holdings Stockholder Agreement”). As a result of the Webloyalty Acquisition, (i) Affinion Group Holdings, LLC (“Parent LLC”), which is an affiliate of Apollo, and Affinion Holdings’ existing management investors collectively owned approximately 70.4% of Affinion Holdings’ issued and outstanding common stock; (ii) General Atlantic owned approximately 20.6% of Affinion Holdings’ issued and outstanding common stock; and (iii) other holders of Webloyalty common stock collectively owned approximately 9.0% of Affinion Holdings’ issued and outstanding common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors—Affinion Holdings Stockholder Agreement.”

On November 9, 2015, we consummated the 2015 Exchange Offers, 2015 Rights Offering and Reclassification, each as defined and described below under “Item 7. Management’s Discussion And Analysis of Financial Condition And Results Of Operations—2015 Exchange Offers, Rights Offering and Reclassification.” Upon consummation of the 2015 Exchange Offers, investment funds affiliated with Apollo Global Management, LLC (such investment funds, the “Apollo Funds”) and investment funds affiliated with General Atlantic LLC (such investment funds referred to as “General Atlantic”) ceased to have beneficial ownership of any Common Stock.

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

We utilize a variety of media to offer our customer engagement solutions, including direct mail, online marketing, point-of-sale marketing, direct response internet marketing and inbound telephony. We have a full-service, in-house creative agency with expertise in utilizing all varieties of customer acquisition media. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts for any person-to-person interactions in the solicitation or servicing of a member and direct mail materials that are repeatedly tested and updated to ensure regulatory compliance, consistency of quality and the maximum effectiveness for each marketing campaign.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of approximately 44,000 marketing campaigns conducted over the last five years. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions have been taken into account.

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

At December 31, 2015, our principal membership products included:

Product	Description	Key Features

	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	• Access to credit reports, credit monitoring, fraud resolution • Online monitoring of social security numbers, credit cards and other personal data • Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	• Access to credit data from all three credit bureaus • Credit monitoring from one or all three credit bureaus • Fraud resolution • Identity-theft expense reimbursement

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	• 5% cash back • Full service website provides access to over 190,000 hotel properties

	Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products	• 200% low price guarantee for 60 days; automatic two-year warranty on most items • Discount on over 6,000 items from 600 brand name manufacturers • 3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	• Emergency roadside assistance • Up to 15% in service center network savings

	Discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment	• Over 347,000 savings offers nationwide • Coupons from national retailers and local merchants • Dining discount at more than 74,000 U.S. restaurants

	Customer service that extends manufacturers’ warranties	• Automatic five-year warranty extension • 50% off repair costs • 60 day price protection • 90 day return policy

We utilize all forms of direct marketing to acquire new members and end-customers in the Membership business segment including direct mail, telemarketing, customer service marketing, direct response internet marketing, point-of-sale marketing and our online initiatives. In the affinity channel, membership programs are mostly offered on a retail basis, where customers directly pay us a subscription fee. In return, we usually pay our marketing partners’ commissions on initial and renewal subscriptions based on a percentage of the subscription fees we collect. The existing subscriber base contains members who originally enrolled and subsequently renewed under annual or monthly subscription terms, but our new subscribers enroll principally on monthly subscription terms. We also offer our membership products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs. In the direct to consumer channel, we fund the marketing and retain the full value of the subscription fee.

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

At December 31, 2015, our principal insurance products included:

Product	Description	Key Features

AD&D	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

Hospital Accident Plan	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $1,800 per day hospitalized

Recuperative Care	Provides cash directly to the insured if hospitalized due to a covered accident or illness	Up to $400 per day hospitalized
Graded Benefit Whole Life	Provides lump sum life insurance benefit	Up to $25,000 of coverage

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

Package. We design and provide checking account enhancement programs to approximately 1,550 financial institutions in the United States at December 31, 2015. In 2015, we provided these marketing partners with a portfolio of approximately 48 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as cash back rewards, medical emergency data cards, discounted gift cards, telephone shopping services, car rental discounts, pharmacy discounts, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers at no additional cost or for an additional monthly fee.

At December 31, 2015, our principal package products included:

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

Global Loyalty Products. We manage loyalty solutions products for points-based loyalty programs for many large financial institutions and other significant businesses. As of December 31, 2015, we managed programs representing an aggregate estimated redemption value of approximately $2.25 billion for financial, travel, auto, gaming and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2015, we facilitated approximately $2.05 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

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

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 645 vendors to obtain rewards and provides loyalty clients with access to more than 13,000 available merchandise models

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

Global Loyalty Fulfillment. We provide and manage reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly-owned subsidiary, which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline reward fulfillment as we fulfilled approximately 2.8 million redemptions in 2015 on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

The following table illustrates the services provided to Connexions’ clients:

Service	Description

Program Design	Establishes selection of loyalty program rewards and the parameters for redemption fulfillment

Program Management	Provides loyalty and travel industry comparative data, travel analysis, fulfillment best practices and competitive program trends across various industries

Rewards Fulfillment	Provides content and fulfillment of inventory for program rewards Works directly with approximately 143 suppliers to obtain rewards and provide clients with access to worldwide content

Points Administration	Documents program member points for selected rewards. Tracks and maintains program member’s redemption records based on client’s business rules

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the client’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys Integrates private label travel redemption web sites into clients’ loyalty program web site

Performance Monitoring	Provides client redemption usage reports, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

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

At December 31, 2015, our principal international products included:

Product	Description	Key Features

DataPal	A combination of benefits that secures users’ internet connection, simplifies password and document storage and scans the web for personal data

•   Online Data Monitor: a monitoring service that scans the web for important personal, contact and financial details and provides clear and simple instructions on what actions to take

•   E-Safe: multi-purpose, secure documents and passwords cloud storage accessible across devices

•   PC and Mobile Secure Browser: protects users from key logging, add-ins and phishing threats that target confidential information

Enjoymore	Access to discounts	• Access to dining discounts • Access to cinema discounts • Cash back on tickets and other events

Privacy Guard & My Credit Tracker	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	• Online and offline single bureau reporting • Credit monitoring • Full fraud resolution • Identity-theft insurance

Complete Savings (UK), Remises et Reductions (France), Privilegios en Compras (Spain) and CompraVolta (Brazil)	Online shopping and access to discounts	• 10% cash back at hundreds of retailers • Monthly cash back on purchases from the website where members enrolled • Access to discounted gift cards

Concierge	Concierge service	• Features include assistance with travel arrangements, dinner reservations, booking concert tickets, and ordering flowers

Vitalis Bienestar (Spain)	Health and Wellness	• Access to network of discounted medical treatments • Second medical opinion for critical illness • Hospital accident cash plan • Medical advice helpline • Online medical store

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

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,600 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland. In 2015, we derived approximately 33.5% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

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

Membership Products. We had approximately 1,100 marketing partners in multiple industries at December 31, 2015. Our relationships with our largest partners typically encompass multiple products and/or types of marketing media. In general, we have long-standing relationships with our partners.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,270 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2015. Customers of our top 10 marketing partners generated approximately 27% of our gross insurance revenue in 2015. Our package enhancement marketing partners are comprised of approximately 1,550 national financial institutions, regional financial institutions and credit unions at December 31, 2015. Customers of our top 10 U.S. marketing partners generated approximately 21% of our U.S. package enhancement revenue in 2015. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

Global Loyalty Products. We had 79 clients at December 31, 2015, which include leading financial institutions, gaming companies, brokerage houses, automotive companies, premier hotels and travel-related companies.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks and telecommunications companies.

Customers

As of December 31, 2015, we had approximately 54 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 40 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,600 marketing partners as of December 31, 2015. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2015, we had approximately 7.8 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being.

Insurance and Package Products. As of December 31, 2015, we had approximately 22 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2015, we provided our U.S. package products to approximately 1.7 million members and end-customers. Approximately 1,550 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Global Loyalty Products. As of December 31, 2015, we provided enhancement and loyalty products to approximately 40 million customers. We provide points-based loyalty products and benefit package enhancement products to our clients, who in turn, offer those products to their customers.

International Products. As of December 31, 2015, we had approximately 19 million international package customers and approximately 2.5 million members and end-customers in 18 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of at least 75% of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts (typically, with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR membership product and AutoVantage membership product.

Insurance and Package Products. As of December 31, 2015, our carriers for our insurance programs were Transamerica Premier Life Insurance Company, Minnesota Life Insurance Company, Federal Insurance Company, a member insurer of the Chubb Group of Insurance Companies, Mutual of Omaha and The Hartford, Inc.

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

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America totals around 9.9 million pieces per year. Approximately 75% of these pieces are completed by our facility in Franklin, Tennessee, with the remainder completed by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in eight locations across Europe and totals around 5.1 million pieces per year. Approximately 5% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, retail company proprietary cards, PayPal, and checking and savings accounts. Domestically, we process approximately 51.5 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of more than 8,000 items, covering more than 660 brands sourced through a best-in-class direct-ship network of 60 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was more than 200,000 units and over $18 million in 2015. Related commissions on merchandise revenue totaled approximately $0.86 million which is included in our 2015 net revenues.

Travel Fulfillment. Loyalty Travel Agency LLC, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

Contact Call Centers

Our contact call centers provide high-quality customer service, retention support and inbound telemarketing services. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2015, 24 facilities handled the call volume, of which 17 are internally managed (6 in North America and 11 in Europe) and 7 are outsourced.

Our contact call centers handle approximately 17 million customer contacts per year, 8 million of which are related to our North American business and 9 million to our international business. The contact call centers provide a primary point of interaction with our customers. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,600 marketing partners as of December 31, 2015, approximately 54 million membership, insurance and package members and end-customers enrolled in our programs worldwide and approximately 40 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2015. Our leadership position in the affinity marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from approximately 44,000 customer engagement and loyalty program marketing campaigns conducted over the last five years and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2015, we offered 13 core products and services with 344 unique benefits and supported almost 4,900 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include AIG, CUNA Mutual Group, New York Life, Securian, Transamerica, and marketing firms who, in some instances, utilize our insurance underwriters.

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

Information Technology

Our information technology team, comprised of approximately 440 employees worldwide, operates and supports approximately 240 individual applications at December 31, 2015. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and enrollment requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

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

Employees

As of December 31, 2015, we employed approximately 3,150 people, of which approximately 55% are located in North America and the remaining 45% are in our international offices.

Governmental and Regulatory Matters

The direct marketing industry is subject to U.S. federal and state regulation as well as regulation by governments and authorities in foreign jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and the Consumer Financial Protection Bureau (“CFPB”). State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all of our marketing materials for compliance with applicable FTC regulations and state marketing laws.

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2015, the “Do-Not-Call” Registry included more than 223 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call” Registry and implement telemarketing scripts to comply with this regulation.

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

Effective October 2011, Florida passed legislation similar to ROSCA, but with some additional requirements, and effective January 2012, Oregon passed legislation regulating free trial offers. The Florida law, like ROSCA, requires that an online post-transaction third party seller must obtain the express informed consent of the consumer to the sale by obtaining from the consumer the full account number of the account to be charged. The Florida law also requires that online post-transaction third party sellers must send a written notice confirming the transaction to the consumer by first class U.S. mail or by email. The Oregon legislation prohibits a person from causing a consumer to incur a financial obligation as a result of accepting a free offer unless the person obtains the consumer’s billing information directly from the consumer. We have put procedures in place to ensure compliance with these laws.

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

Additionally, in connection with the sale of its products and services, the Company permits customers to make payment by means of automated clearing house (“ACH”) funds transfers from bank accounts, direct bank account debits, credit cards and debit cards. The Company accepts authorizations for these customer payments by means of the telephone, the Internet and postal mail. In connection with its payment acceptance activities, the Company is subject to the operating rules and procedures of the card associations and card networks (including Visa and MasterCard) and the payment rules governing ACH payments and electronic funds transfers. The Company is also subject to federal and state laws that impose certain requirements on merchants when accepting payments, including recurring payments, from customers. These payment system rules and laws are subject to amendment and new interpretations from time to time which may impose new costs on the Company’s operations and materially impact the services we provide. The Company has adopted policies and procedures across our businesses to comply with these payment system rules and laws.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state and foreign rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the Financial Conduct Authority in the United Kingdom (the “FCA”), in the sale of insurance programs and consumer credit related products. The FCA is the United Kingdom’s financial services regulator responsible for the conduct of organizations authorized under the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (the “EU”) Insurance Mediation Directive.

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

We are a highly leveraged company. As of December 31, 2015, we had approximately $1.8 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, require quarterly principal payments on Affinion’s first lien term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2015, our estimated annual 2016 principal and interest payments on our debt will be approximately $142.4 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

All of the debt under Affinion’s senior secured credit facility (as defined below) is variable-rate debt, subject to a minimum LIBOR floor.

The terms of Affinion’s senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) and Affinion International’s 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

If the indebtedness under Affinion’s senior secured credit facility, Affinion’s 2010 senior notes and the International Notes were to be accelerated, there can be no assurance that Affinion’s assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt.  This could intensify the risks described above.

The terms of the indentures governing Affinion’s 2010 senior notes and the International Notes and Affinion’s senior secured credit facility contain restrictions on the applicable issuer’s ability and that of any of its subsidiaries to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2015, Affinion had $67.0 million available for additional borrowing under the revolving loan commitments under Affinion’s senior secured credit facility, after giving effect to $13.0 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt.

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

Our ability to satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

the future availability of borrowings under Affinion’s senior secured credit facility, the availability of which depends on, among other things, Affinion complying with the covenants in Affinion’s senior secured credit facility.

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

We are a holding company with no direct operations and no significant assets other than the direct and indirect ownership of our subsidiaries and all of our net revenues are earned by our direct and indirect subsidiaries. Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

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

Since the consummation on October 17, 2005 of the acquisition (the “2005 Acquisition”) by Affinion of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the 2005 Acquisition) and Affinion International (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition), we have had a history of net losses and negative working capital. For the years ended December 31, 2015, 2014 and 2013, we had net income (losses) attributable to us of $135.3 million (including a gain on debt extinguishment of $318.9 million), $(428.7) million and $(135.5) million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2015, 2014 and 2013 was $87.3 million, $192.2 million and $138.4 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

Affinion had $1.0 billion of “net operating losses” for U.S. federal income taxes as of December 31, 2015. However, pursuant to the consummation of the 2015 Exchange Offers and the 2015 Rights Offering, an “ownership change” resulted for the Company in accordance with Section 382 of the Internal Revenue Code. These transactions produced cancelation of debt income and, when combined with our expected limitation on the future use of our pre-change net operating loss carryforwards, has reduced the

Company’s December 31, 2015 federal net operating loss to $0.5 billion. Similar rules and limitations may apply for state tax purposes as well. Nevertheless, we would expect our net operating losses to reduce our cash taxes in the future. Further, if we undergo an “ownership change” in the future, we could experience additional limitations on our ability to utilize our “net operating losses” and other attributes.

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

Further, we also have experienced a net loss of members and end-customers due to the regulatory issues at our financial institution marketing partners, which have and may continue to cause, such partners to cancel the membership of certain members and end-customers. Partially as a result of these factors, we have experienced a decline in our domestic membership customer base and domestic membership revenues. We anticipate this decline will continue at an accelerated rate in 2016, as compared to historical periods, before returning to historical attrition rates in 2017. Additionally, we expect to continue to see a net loss of members and end-customers as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline.

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

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our marketing partners. In 2015, we derived approximately 33.5% of our net revenues from members and end-customers we obtained through the 10 largest marketing partners of our more than 5,600 marketing partners.

Many of our key marketing partner relationships are governed by agreements that may be terminated at any time without cause by our marketing partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our marketing partners upon notice of as few as 30 days without penalty. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our marketing partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key marketing partners may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution marketing partners, certain partners have terminated their agreements with us or ceased marketing our services to, or ceased billing, their customers. The loss of such marketing partners, the cessation of their marketing of our services or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such marketing partner’s customers are customers of ours and could adversely affect our ability to further market new or existing services through such marketing partner to prospective customers. There can be no assurance that more of our marketing partners will not terminate their relationship with us, cease or reduce their marketing of our services, cease the billing of their customers or suffer a decline in their business. If other marketing partners terminate or do not renew their relationships with us and we are required to cease providing our services to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. In excess of 95% of our domestic new member and end-customer enrollments for the year ended December 31, 2015 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We have experienced recent declines in our Adjusted EBITDA and may be unable to achieve annual Adjusted EBITDA growth in future periods.

In 2015, we experienced a decline in our Adjusted EBITDA compared to 2014. Our Adjusted EBITDA may continue to decline, and we may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties. In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain key marketing partners and loyalty clients and expand those relationships, develop relationships with new key marketing partners and loyalty clients, grow our loyalty and international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

Increases in insurance claim costs will likely have a negative impact on the revenues and profitability of our Insurance business.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Experian, Equifax, TransUnion, Intersections, Sisk, Epsilon and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Our U.S. programs and services are subject to extensive regulation and oversight by the FTC, the FCC, the CFPB, state attorneys general and/or other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the GLB, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our travel products and services are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof. The gift cards that we provide to our clients, their customers and members are subject to the

Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the FCA in the U.K. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, minimum financial resources and the contracting process with consumers. In addition, our European and international business, as a whole, is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing. “Distance selling” information and cancellation rules must also be followed in the EU and other international countries when we contract with consumers at a distance including via post, phone, email, text or website. In the latter case, electronic commerce rules also come into play. In the EU, these distance selling and e-commerce rules had to be implemented by each member state no later than June 13, 2014, and include requirements regarding the purchase of goods and services on the internet or by phone. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Other rules to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different member states have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

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

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions by consumers or industry associations for any failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. Any changes to applicable regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. For further discussion of current legal and regulatory actions against us, see “—We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.”

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

We are, or have been, involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices. As a result, we may be subject to indemnification obligations under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the OCC and the CFPB, respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. notified us that they have commenced an arbitration proceeding against us seeking, among other things, indemnification for losses, costs, and liabilities that Bank of America and FIA Card Services, N.A. incurred relating to our identity theft protection products that were the subject of the OCC and CFPB Consent Orders, which losses include customer refunds and reasonable attorneys’ fees and expenses. On May 16, 2014, we commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by us and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and the Company participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes. As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and has not yet concluded. The arbitration hearing is expected to be completed by the first quarter of 2016. The parties intend to submit post-hearing memoranda, such that a decision is not expected until mid-2016.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and U.K. regulatory agencies relating to the marketing of its membership programs and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements. By way of further example, in January 2015, following voluntary discussions with the FCA, Affinion International Limited (“AIL”), one of our U.K. subsidiaries, and 11 U.K. retail banks and credit card issuers, announced a proposed joint arrangement, which is allowing eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and customers affected are now able to submit their claims until March 18, 2016 (and in exceptional circumstances, until September 18, 2016). Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement. Settlement or other final resolution of other such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief. For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

Our future success is dependent on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2015. A significant and prolonged downturn in the financial institution industry, or the continued trend in that industry to reduce or eliminate its use of our programs, products and services, could result in a further loss of members and end-customers and could continue to reduce our revenues and profitability. Additionally, our financial institution marketing partners are subject to extensive regulations, such as Dodd-Frank. The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have subjected our financial institution marketing partners to increased regulatory oversight and scrutiny regarding their compliance with consumer laws and regulations that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business (including in connection with the Global Reorganization), our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated approximately 80% of our next twelve months net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end-customer interest. In connection with the Global Reorganization, we no longer actively market certain global membership programs, which is reflected in our new Legacy Membership and Package segment. This segment includes membership programs that were marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings non-competitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services or that such new products and services will generate sufficient cash flows and revenues to offset the expected decrease in our Legacy Membership and Package segment. Our failure to develop, introduce or expand our products and services or to make other investments in our business (including in connection with the Global Reorganization), such as marketing or capital expenditures, could result in a material loss of members and end-customers and materially reduce our revenues, cash flow from operations and profitability.

We have recently recorded a significant impairment to goodwill and may record future impairment charges that could materially adversely impact our consolidated financial statements.

We perform our annual impairment assessment of goodwill as of December 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit utilizing a combination of the income and market approaches and incorporate assumptions that we believe marketplace participants would utilize. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize to determine the fair value of our Membership Products segment, we recorded an impairment loss during the fourth quarter of 2014 of $292.4 million, representing approximately 76.6% of the goodwill ascribed to our Membership Products segment and an impairment loss during the fourth quarter of 2015 of $89.6 million, representing all of the remaining goodwill ascribed to our Membership Products segment.

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

As a result of consummation of the 2015 Exchange Offers, we expect to realize cancellation of indebtedness income for tax purposes. Cancellation of indebtedness income may be excluded from taxable income, if, and to the extent, the relevant obligor is insolvent immediately before consummation of the 2015 Exchange Offers, in which case, certain tax attributes of Affinion will be reduced. Even if the 2015 Exchange Offers give rise to taxable cancellation of indebtedness income, we believe that our net operating losses available to be carried forward from the taxable year ended December 31, 2014, together with the losses we may recognize in 2015, will significantly reduce but may not fully eliminate our tax liabilities resulting from the transaction.

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

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2015, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
Boise, ID	Call Center
Chicago, IL	Sales, Marketing and Call Center
Dublin, OH	Vacant
Eden Prairie, MN	Connexions Headquarters
Franklin, TN (2 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center and Call Center
Richmond, VA	Loyalty Products Operations and Call Center
San Carlos, CA	Sales and Support
St. Louis, MO	Call Center
Trumbull, CT	Call Center/ Data Operations Center
Wakefield, MA	Data Operations Center
Westerville, OH	Call Center and Software Development

International Facilities
Slough, United Kingdom	International Headquarters, Data Operations Center, Administration, Sales and Marketing
Amsterdam, Holland	Sales and Marketing
Berlin, Germany	Vacant
Brussels, Belgium	Sales and Call Center
Copenhagen, Denmark	Sales and Marketing
Cuneo, Italy	Sales
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Helsinki, Finland	Sales and Marketing
Hong Kong, China	Loyalty Products, Sales and Marketing
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Administration, Sales and Marketing

Location	Function
Kettering, United Kingdom	Administration, Sales and Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales, Marketing and Call Center
Mexico City, Mexico	Sales and Marketing
Milan, Italy	Sales and Call Center
Nyon, Switzerland	Administration, Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France (2 sites)	Sales, Marketing and Call Center
Portsmouth, United Kingdom (2 sites)	Administration, Sales, Print, Data Operations Center and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing
Sydney, Australia	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2015, 2014 and 2013 was $17.6 million, $18.5 million and $21.8 million, respectively.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal.  On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015.  On May 29, 2015, the court also set deadlines for dispositive motions, which are due February 29, 2016.  If no dispositive motions are filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016.  If dispositive motions are filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016.  On June 16, 2015, the court set a schedule for class certification, with plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the plaintiff filed a notice of appeal of the dismissal decision, but no further dates for that appeal have been scheduled. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief must be filed by April 15, 2016. Plaintiff will then have 14 days in which to file a reply brief if he chooses. The Court has not scheduled a date for a hearing.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under ROSCA. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court has allowed the plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint would not be futile. On October 27,

2014, the plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016.

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the EFT and ECPA, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  On March 25, 2015, the Company filed objections to the magistrate judge’s report and recommendation.  Briefing on the objections concluded on April 9, 2015.  On June 4, 2015, the court accepted and adopted the report and recommendation of the magistrate judge over the Company’s objections.  The Company filed its answer to the complaint on July 2, 2015.  A scheduling conference was held with the court on August 11, 2015. The court entered an order providing that fact discovery is to be completed by March 31, 2016. On October 2, 2015, plaintiff’s counsel filed a motion to withdraw as counsel. On October 20, 2015, the court granted the motion of plaintiff’s counsel to withdraw as counsel. On October 21, 2015, plaintiff and the Company agreed to settle plaintiff’s claims on an individual, non-class basis for a payment of $25,000. In connection with such settlement, plaintiff released the Company and its affiliates from all claims that plaintiff had against such parties related to such lawsuit. On November 12, 2015, the parties filed a joint stipulation of dismissal.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers have until March 18, 2016 to claim compensation (and, in exceptional circumstances, until September 18, 2016). Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and has not yet concluded.  The arbitration hearing is expected to be concluded by the first quarter of 2016. The parties intend to submit post-hearing memoranda, such that a decision is not expected until mid-2016.

In September 2014, the Company received a NORA letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The Writ does not include a complaint or any specific factual allegations, and does not allege any claims. However, based on a December 4, 2015 letter from PNC’s counsel, we understand that PNC may seek indemnification for (i) certain payments made to PNC customers and (ii) a civil money penalty assessed against PNC by the Office of the Comptroller of the Currency pursuant to consent orders dated October 6, 2014. If PNC files a complaint, Affinion intends to defend itself vigorously against any claims that PNC may assert.

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

There is no established trading market for our Common Stock. We will seek to make our Common Stock eligible for quotation on the OTC Bulletin Board. As of the February 23, 2016, Affinion Holdings has outstanding (i) 9,093,330 shares of Common Stock, (ii) 490,083 shares of Class C Common Stock, (iii) 515,877 shares of Class D Common Stock, (iv) a Limited Warrant to purchase up to 462,266 shares of Common Stock, (v) options to purchase up to 7,826.5867 shares of Class C Common Stock (all of which are exercisable), (vi) options to purchase up to 8,239.1670 shares of Class D Common Stock (all of which are exercisable), (vii) 13,071 shares of Class C Common Stock issuable upon the vesting of retention units and (viii) 13,759 shares of Class D Common Stock issuable upon the vesting of retention units. Such shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold absent registration or pursuant to an exemption therefrom. Affinion Holdings has entered into the Registration Rights Agreement, pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Common Stock that are held or acquired by them (but not any shares of Class C/D Common Stock). For a description of the Registration Rights Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Registration Rights Agreement.” As of February 23, 2016, there were 49 holders of record of our Common Stock, 164 holders of record of our Class C Common Stock and 164 holders of record of our Class D Common Stock.

Dividends

During 2015, 2014 and 2013, we made no cash distributions to our shareholders, and we do not currently plan to make any cash distributions to our shareholders in the foreseeable future. We are a holding company and have no direct operations and no significant assets other than ownership of 100% of the stock of Affinion. Any declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, contractual restrictions contained in our equity-related documents, Affinion’s ability to make payments to us, our financial condition, operating results, free cash flow, available cash and current and anticipated cash needs. The terms of Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes significantly restrict Affinion and its subsidiaries from paying dividends and otherwise transferring assets to us, which significantly limits our ability to pay dividends on our Common Stock. In addition, the Limited Warrant includes a covenant prohibiting Affinion Holdings from declaring or paying dividends in respect of the Common Stock until the first anniversary of the date of issuance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Until and unless the conversion price of the Class C Common Stock or the Class D Common Stock, as applicable, has been reduced to equal the par value of the Common Stock issuable upon the conversion thereof, the Class C Common Stock and/or Class D Common Stock, as applicable, will not be entitled to the payment of any cash dividends when, as and if declared and paid in respect of the Common Stock, but will instead have their respective conversion price reduced by an amount equal to such dividend.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income data and cash flows data of Affinion Holdings for each of the three years in the period ended December 31, 2015, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion Holdings as of December 31, 2013, 2012 and 2011 has been derived from the audited balance sheet of Affinion Holdings as of December 31, 2013, 2012 and 2011, respectively, and the related consolidated statements of comprehensive income data and cash flow data of Affinion Holdings for the years ended December 31, 2012 and

2011 have been derived from the audited consolidated financial statements of Affinion Holdings for the years ended December 31, 2012 and 2011, respectively, none of which is included herein.

	For the Years Ended December 31,
	2015	2014 (1)	2013	2012 (2)	2011 (3)
	(in millions, except per share amount)
Consolidated Statement of Comprehensive Income Data:
Net revenues	$1,169.8	$1,242.8	$1,334.7	$1,494.6	$1,535.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	448.7	481.9	533.2	600.1	637.7
Operating costs	385.2	411.9	439.4	459.5	441.5
General and administrative	115.6	172.9	157.0	150.7	167.9
Impairment of goodwill and other long-lived assets	93.2	292.4	1.6	39.7	—
Facility exit costs	1.8	2.7	0.5	(0.9)	6.2
Depreciation and amortization	89.8	109.7	113.9	184.5	238.7
Total expenses	1,134.3	1,471.5	1,245.6	1,433.6	1,492.0
Income (loss) from operations	35.5	(228.7)	89.1	61.0	43.2
Interest income	1.8	0.3	0.4	0.9	1.1
Interest expense	(215.6)	(223.7)	(206.5)	(190.4)	(188.8)
Gain (loss) on extinguishment of debt	318.9	(14.6)	(4.6)	—	—
Loss on redemption of preferred stock	—	—	—	—	(6.5)
Other income (expense), net	1.2	—	0.1	(0.2)	0.2
Income (loss) before income taxes and non-controlling interest	141.8	(466.7)	(121.5)	(128.7)	(150.8)
Income tax benefit (expense)	(5.9)	38.5	(13.6)	(10.2)	(5.2)
Net income (loss)	135.9	(428.2)	(135.1)	(138.9)	(156.0)
Less: net income attributable to non-controlling interest	(0.6)	(0.5)	(0.4)	(0.7)	(0.9)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(428.7)	$(135.5)	$(139.6)	$(156.9)
Earnings (loss) per share attributable to Class A and Class B common stockholders (4)
Basic	$0.14	$(5.05)	$(1.60)	$(1.65)	$(1.87)
Diluted	$0.09	$(5.05)	$(1.60)	$(1.65)	$(1.87)
Earnings per share attributable to common stockholders (4)
Basic	$95.07
Diluted	$95.07
Cash distributions to common shareholders (5)	—	—	—	—	$241.6
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$55.4	$32.3	$20.1	$51.9	$106.4
Working capital deficit	(87.3)	(192.2)	(138.4)	(111.9)	(112.6)
Total assets	819.4	1,019.6	1,368.2	1,496.6	1,676.7
Total debt	1,909.7	2,272.7	2,258.2	2,246.0	2,255.9
Total Affinion Group Holdings, Inc. deficit	(1,583.7)	(1,847.6)	(1,520.9)	(1,414.1)	(1,281.1)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$10.4	$37.0	$1.2	$31.1	$65.1
Investing activities	(32.2)	(70.9)	(51.1)	(68.3)	(61.0)
Financing activities	46.8	48.1	18.1	(18.0)	(61.1)
Other Financial Data:
Capital expenditures	$31.4	$51.0	$46.3	$51.7	$56.9
Ratio of earnings to fixed charges (6)	1.64	—	—	—	—

(1)

Includes the results of Propp Corp., a provider of one-time use incentives for customer acquisition and retention, and SkyMall, a provider of merchandise, gift cards and experiential rewards for loyalty programs, from their acquisition dates, which were July 1, 2014 and September 9, 2014, respectively. Additional information about the SkyMall acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(2)

Includes the results of Boyner Bireysel Urunler Satis ve Pazarlama A.S. (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency, from the acquisition date, which was November 14, 2012.

(3)	Includes the results of Webloyalty and Prospectiv from their acquisition dates, which were January 14, 2011 and August 1, 2011, respectively.
(4)	See Note 11 of the accompanying notes to our consolidated financial statements for a description of our computation of basic and diluted earnings (loss) per share.
(5)	The January 2011 and February 2011 dividends were declared when we had an accumulated deficit. Accordingly, the dividends were charged as a reduction of capital in excess of par value.
(6)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $466.7 million, $121.5 million, $128.7 million and $150.8 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2015 to 2014 and December 31, 2014 to 2013. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2015, 2014 and 2013, and our financial condition as of December 31, 2015, as well as a discussion of our liquidity and capital resources.

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

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: (1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and (2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brands among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

We utilize our substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of our marketing partners on a highly targeted, campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with our marketing partners, as we believe this optimizes response, thereby improving the efficiency of our marketing investment. Accordingly, we maintain significant capabilities to market through direct mail, point-of-sale, the internet and inbound and outbound telephony, as well as other media as needed.

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40 year operating history, position us to deliver consistent results in a variety of market conditions.

As of December 31, 2015, we had approximately 54 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 40 million customers who received credit or debit card enhancement services or loyalty points-based management services.

For the periods ending on or prior to December 31, 2015, we organized our business into the following four business segments. However, as described below, we will have changed our business segment reporting and operations beginning with the first quarter of 2016.

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

•

Global Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2015, managed programs representing an aggregate estimated redemption value of approximately $2.25 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards and merchandise, and, in 2015, we facilitated approximately $2.05 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

•

International Products. International Products comprises our Membership and Package customer engagement businesses outside North America and also includes a discrete loyalty program benefit provider. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. In 2012, we expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, we undertook business activities in Australia and Mexico.

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we intend to no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the new global organizational structure marks another major step in our strategic plan and ongoing transformation.

Starting in the first quarter of 2016, we have the following four new operating segments:

•

Global Loyalty.  This segment consists of all of our loyalty assets globally in which we are a provider of end-to-end loyalty solutions that help clients reward, motivate and retain customers, including program design, points management and administration, and broad-based fulfilment and redemption.

•

Global Customer Engagement.  This segment combines all global customer engagement programs in which we or our partners expect to actively market.  Through our Global Customer Engagement business, we expect that we will continue to be a leading global solutions provider that delivers a flexible mix of benefits and services for our clients that meet customers’ needs, including products that are designed to help consumers save money and gain peace of mind.

•

Insurance Solutions.  This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain Accident and Health insurance products.

•

Legacy Membership and Package.  This segment combines all global membership programs in which we no longer expect to actively market and also includes the domestic Package business (which, through December 31, 2015, was reported in our Insurance and Package segment).  This segment includes membership programs that were marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment. The Legacy Membership and Package segment would have constituted approximately 30% of our total net revenues in 2015 and is expected to continue to run off over time.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the years ended December 31, 2015, 2014 and 2013, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

In a direct-to-consumer campaign, we invest in Internet marketing to generate consumer awareness of our programs and services and stimulate responses from our targeted markets. As part of Internet marketing, we employ search engine optimization and related techniques. When marketing directly to the consumer, we generally use our proprietary brands and avoid incurring any commission expense.

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

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have experienced a decline in our domestic membership customer base and domestic membership revenues. We anticipate this decline will continue at an accelerated rate in 2016, as compared to historical periods, before returning to historical attrition rates in 2017.

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

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (“Affinion”), our wholly-owned subsidiary, and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”), and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

2015 Exchange Offers, Rights Offering and Reclassification

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for shares of Common Stock and (b) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its outstanding 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for shares of Common Stock of Affinion Holdings and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed a rights offering (the “2015 Rights Offering”) giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the

2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of Investments senior subordinated notes.

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted the 2015 Rights Offering for International Notes and shares of Common Stock. The 2015 Rights Offering was for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a non-participating penny warrant (the “Limited Warrant”) to purchase up to 462,266 shares of Common Stock.

Upon consummation of the 2015 Exchange Offers, the 2015 Consent Solicitations (as defined below) and the 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. All of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants (the “Series A Warrants”)), consisting of 84,842,535 outstanding shares of Class A Common Stock and 45,003,196 shares of Class A Common Stock underlying the Series A Warrants, was converted into (i) 490,083 shares of Affinion Holdings’ Class C Common Stock, par value $0.01 per share (the “Class C Common Stock”), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) 515,877 shares of Affinion Holdings’ Class D Common Stock, par value $0.01 per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In connection with the Reclassification, (i) the Apollo Funds received 218,002 shares of the Class C Common Stock and 229,476 shares of the Class D Common Stock, or 4.7% of the outstanding Common Stock on a  beneficial ownership basis after giving effect to the conversion of the Class C/D  Common Stock held by the Apollo Funds, and (ii) General Atlantic received 65,945 shares of the Class C Common Stock and 69,415 shares of the Class D Common Stock, or 1.5% of the outstanding Common Stock on a beneficial ownership basis after giving effect to the conversion of the Class C/D Common Stock held by General Atlantic.

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any Common Stock.

The consummation of the exchange offers and the rights offering resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

Acquisition

On September 8, 2014, the Company entered into a Membership Interest Purchase Agreement (the “SkyMall Agreement”) that resulted in the acquisition on September 9, 2014 of SkyMall, a provider of merchandise, gift cards and experiential rewards for loyalty programs. In accordance with the SkyMall Agreement, the Company acquired all of the outstanding membership interests in SkyMall for an upfront cash payment of approximately $18.4 million, plus a working capital adjustment of $0.4 million, and contingent consideration of up to $3.9 million payable approximately one year after the acquisition date.

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

	Three Months Ended		Year Ended
	December 31,		December 31,
	2015	2014	2015	2014	2013
Global Average Subscribers, excluding Basic Insureds	35,447	38,666	37,181	39,334	40,692
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$26.68	$27.61	$26.72	$27.00	$28.66
Global Membership Subscribers
Average Global Retail Subscribers (2)	5,966	7,429	6,829	7,606	8,851
Annualized Net Revenue Per Global Average Subscriber (1)	$94.81	$83.42	$87.90	$86.20	$80.84
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	26,030	27,539	26,814	27,972	27,902
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$6.13	$6.59	$6.20	$6.61	$7.33
Global Insureds
Average Supplemental Insureds (2)	3,451	3,698	3,538	3,756	3,939
Annualized Net Revenue Per Supplemental Insured (1)	$63.91	$72.02	$64.17	$59.00	$62.46
Global Average Subscribers, including Basic Insureds	54,048	58,543	56,211	59,461	61,664

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our consolidated results of operations for the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$1,169.8	$1,242.8	$(73.0)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	448.7	481.9	(33.2)
Operating costs	385.2	411.9	(26.7)
General and administrative	115.6	172.9	(57.3)
Impairment of goodwill and other long-lived assets	93.2	292.4	(199.2)
Facility exit costs	1.8	2.7	(0.9)
Depreciation and amortization	89.8	109.7	(19.9)
Total expenses	1,134.3	1,471.5	(337.2)
Income (loss) from operations	35.5	(228.7)	264.2
Interest income	1.8	0.3	1.5
Interest expense	(215.6)	(223.7)	8.1
Gain (loss) on extinguishment of debt	318.9	(14.6)	333.5
Other income (expense), net	1.2	−−	1.2
Loss before income taxes and non-controlling interest	141.8	(466.7)	608.5
Income tax benefit (expense)	(5.9)	38.5	(44.4)
Net loss	135.9	(428.2)	564.1
Less: net income attributable to non-controlling interest	(0.6)	(0.5)	(0.1)
Net loss attributable to Affinion Group Holdings, Inc.	$135.3	$(428.7)	$564.0

Summary of Operating Results for the Year Ended December 31, 2015

The following is a summary of changes affecting our operating results for the year ended December 31, 2015.

Net revenues decreased $73.0 million, or 5.9%, for the year ended December 31, 2015 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products principally from an unfavorable foreign exchange impact.

Segment EBITDA increased $244.3 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs, lower general and administrative expenses and a reduced impact of impairment charges for the Membership business in 2015 as compared to 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Net Revenues. During the year ended December 31, 2015 we reported net revenues of $1,169.8 million, a decrease of $73.0 million, or 5.9%, as compared to net revenues of $1,242.8 million in the comparable period of 2014.  Net revenues in Membership Products decreased $42.4 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues decreased $1.1 million as a decline in Package revenue primarily from the impact of lower average Package members along with lower revenue from lower supplemental insureds more than offset higher revenues from a lower cost of insurance, principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier. Global Loyalty Products net revenues decreased $6.8 million as growth with new and existing clients was more than offset by lower revenue from the loss of a key client. International Products net revenues decreased $23.4 million. On a currency consistent basis, International Products net revenues increased $28.6 million primarily due to higher retail membership revenue in our online acquisition channel associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by an unfavorable foreign exchange impact of $52.0 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $33.2 million, or 6.9%, to $448.7 million for the year ended December 31, 2015 from $481.9 million for the year ended December 31, 2014. Marketing and commissions expense decreased in International Products by $23.5 million primarily due to the favorable impact of foreign exchange. Costs decreased $8.5 million in Insurance and Package Products primarily from lower commissions. Costs decreased in Membership Products by $1.5 million primarily attributable to the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Our decision to terminate certain marketing channels in Membership reduced new marketing spend in 2015 the benefit of which was primarily offset by the acceleration of expensing advance commission payments to partners.

Operating Costs. Operating costs decreased by $26.7 million, or 6.5%, to $385.2 million for the year ended December 31, 2015 from $411.9 million for the year ended December 31, 2014. Operating costs decreased $15.5 million in International Products primarily due to the favorable impact of foreign exchange and $8.3 million in Membership Products primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives.

General and Administrative Expense. General and administrative expense decreased by $57.3 million, or 33.1% to $115.6 million for the year ended December 31, 2015 from $172.9 million for the year ended December 31, 2014. Costs decreased $20.0 million in International Products primarily due to a decrease in charges of $18.6 million for legal reserves and fees related to the FCA inquiry and a benefit from foreign exchange.  Costs decreased $17.8 million in Membership Products primarily due to a $12.0 million charge incurred in 2014 related to the CFPB matter. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015. Corporate costs decreased by $16.6 million primarily from lower stock compensation costs of $5.5 million, the reversal of management fees of $5.2 million payable to our former owners Apollo and General Atlantic which were forgiven in the debt exchange completed on November 9, 2015, the favorable impact of foreign exchange of $2.2 million related to intercompany financing arrangements and lower professional fees of $2.8 million related to debt refinancing activities. The lower stock compensation costs were principally due to an adjustment in 2014 to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life.

Impairment of Goodwill and Other Long-Lived Assets. Our 2015 operating results include impairment charges of $93.2 million related to goodwill of $89.6 million and $3.6 million related to intangible assets (trademarks and tradenames) based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products. Our 2014 operating results included an impairment charge related to goodwill of $292.4 million based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $19.9 million for the year ended December 31, 2015 to $89.8 million from $109.7 million for the year ended December 31, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $10.2 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. An additional decrease of $8.9 million relates to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $8.1 million, or 3.6% to $215.6 million for the year ended December 31, 2015 from $223.7 million for the year ended December 31, 2014, as the impact of higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 Amendment (as defined below) of Affinion’s senior secured credit facility and the absence in 2015 of a favorable reserve adjustment recorded in the third quarter of 2014 was more than offset by lower accrued interest and lower deferred financing costs as a result of the 2015 Exchange Offers whereby approximately 93.7% of the Investments senior subordinated notes and approximately 95.0% of Affinion Holdings’ 2013 senior notes  were exchanged for Affinion Holdings’ Common Stock as of that date. Interest expense further decreased in our International business primarily due to the favorable impact of foreign exchange.

Gain (Loss) on Extinguishment of Debt. The gain on extinguishment of debt in 2015 in the amount of $318.9 million primarily relates to the 2015 Exchange Offers.  The gain primarily represents the difference in the carrying value of the debt exchanged by investors, including unamortized deferred financing costs and debt discounts, and carrying value adjustments, as compared to the value of the new common stock issued in the exchange.  The loss on extinguishment of debt in 2014 includes $14.6 million of unamortized deferred financing costs and debt discount associated with the May 2014 Amendment to Affinion’s senior secured credit facility and the debt exchange completed in the second quarter of 2014.

Income Tax Benefit (Expense). Income tax expense increased by $44.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to an increase in the current and deferred federal and state tax provisions for the year ended December 31, 2015, partially offset by a decrease in the current and deferred foreign tax provisions for the same period. The change in the deferred federal and state tax provisions which accounted for the largest movement was attributable to the tax benefit recorded pursuant to the goodwill impairment charge for the year ended December 31, 2014.

The Company’s effective income tax rates for the year ended December 31, 2015 and 2014 were 4.2% and 8.3%, respectively. The difference in the effective tax rates for the year ended December 31, 2015 and 2014 is primarily a result of the change from a loss before income taxes of $466.7 million for the year ended December 31, 2014 to income before income taxes of $141.8 million for the year ended December 31, 2015 and an increase in the income tax expense from a benefit of $38.5 million for the year ended December 31, 2014 to expense of $5.9 million for the year ended December 31, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$404.5	$446.9	$(42.4)	$48.6	$62.2	$(13.6)
Insurance and Package Products	262.9	264.0	(1.1)	77.6	63.1	14.5
Global Loyalty Products	164.1	170.9	(6.8)	60.1	68.1	(8.0)
International Products	339.5	362.9	(23.4)	38.2	2.6	35.6
Eliminations	(1.2)	(1.9)	0.7	—	—	—
Total products	1,169.8	1,242.8	(73.0)	224.5	196.0	28.5
Corporate	—	—	—	(6.0)	(22.6)	16.6
Impairment of goodwill and other long-lived assets	—	—	—	(93.2)	(292.4)	199.2
Total	$1,169.8	$1,242.8	$(73.0)	125.3	(119.0)	244.3
Depreciation and amortization				(89.8)	(109.7)	19.9
Income (loss) from operations				$35.5	$(228.7)	$264.2

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Membership Products. Membership Products net revenues decreased by $42.4 million, or 9.5%, to $404.5 million for the year ended December 31, 2015 as compared to $446.9 million for the year ended December 31, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. The decrease in net revenues related to our financial institution partners is principally due to the cessation of new marketing campaigns with those partners as a result of the regulatory issues that have negatively impacted these partners and we expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.  Net revenues also decreased from lower revenue in our online and retail channels in the U.S. along with lower revenue as a result of the sale of our Prospectiv business in April 2014. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA decreased by $13.6 million, or 21.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $42.4 million was partially offset by lower marketing and commissions of $1.5 million, lower operating costs of $8.3 million and lower general and administrative expenses of $17.8 million. The lower marketing and commissions were primarily the result of the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Our decision to terminate certain marketing channels reduced new marketing spend in 2015 the benefit of which was primarily offset by the acceleration of expensing advance commission payments to partners. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives. The lower general and administrative costs were primarily due to a $12.0 million charge incurred in 2014 related to the

CFPB matter. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $1.1 million, or 0.4%, to $262.9 million for the year ended December 31, 2015 as compared to $264.0 million for the year ended December 31, 2014. Insurance revenue increased approximately $5.3 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier partially offset by the negative impact from lower average supplemental insureds. Package revenue decreased approximately $6.4 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $14.5 million, or 23.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from lower operating expenses of $15.6 million principally the result of lower marketing and commissions and lower employee related costs.

Global Loyalty Products. Revenues from Global Loyalty Products decreased by $6.8 million, or 4.0%, for the year ended December 31, 2015 to $164.1 million as compared to $170.9 million for the year ended December 31, 2014 as increased revenues from growth with new and existing clients were more than offset by lower revenue from the loss of a key client.

Segment EBITDA decreased by $8.0 million, or 11.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as the increased contribution associated with existing clients was more than offset by the loss of a key client and additional costs from one-time integration expenses incurred in the first quarter of 2015.

International Products. International Products net revenues decreased by $23.4 million, or 6.4%, to $339.5 million for the year ended December 31, 2015 as compared to $362.9 million for the year ended December 31, 2014. Net revenues increased $28.6 million on a currency consistent basis primarily from higher retail membership revenue in our online acquisition channel associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by the unfavorable impact from foreign exchange of $52.0 million.

Segment EBITDA increased $35.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as the lower net revenue of $23.4 million was more than offset by lower general and administration costs of $20.0 million, lower marketing and commissions of $23.5 million and lower operating costs of $15.5 million. General and administrative costs decreased primarily due to a decrease in charges of $18.6 million for legal reserves and fees related to the FCA inquiry and a benefit from foreign exchange of $3.7 million.  The lower marketing and commissions and lower operating costs were primarily attributable to a favorable impact of foreign exchange of $22.1 million and $20.1 million, respectively.

Corporate

Corporate costs decreased by $16.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from lower stock compensation costs of $5.5 million as 2014 included an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, the reversal of management fees of $5.2 million payable to our former owners Apollo and General Atlantic which were forgiven in the debt exchange completed on November 9, 2015, a favorable foreign exchange impact of $2.2 million related to intercompany financing arrangements and lower professional fees of $2.8 million related to debt refinancing activities.

Impairment of Goodwill and Other Long-Lived Assets

Our 2015 operating results include an impairment charge of $93.2 million related to goodwill of $89.6 million and $3.6 million related to intangible assets (trademarks and tradenames) based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products.  Our 2014 operating results included an impairment charge of $292.4 million based on a failure of the annual goodwill impairment test in our Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of Membership Products.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes our consolidated results of operations for the years ended December 31, 2014 and 2013:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2014	2013	(Decrease)
	(in millions)
Net revenues	$1,242.8	$1,334.7	$(91.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	481.9	533.2	(51.3)
Operating costs	411.9	439.4	(27.5)
General and administrative	172.9	157.0	15.9
Impairment of goodwill and other long-lived assets	292.4	1.6	290.8
Facility exit costs	2.7	0.5	2.2
Depreciation and amortization	109.7	113.9	(4.2)
Total expenses	1,471.5	1,245.6	225.9
Income from operations	(228.7)	89.1	(317.8)
Interest income	0.3	0.4	(0.1)
Interest expense	(223.7)	(206.5)	(17.2)
Loss on extinguishment of debt	(14.6)	(4.6)	(10.0)
Other income (expense), net	−−	0.1	(0.1)
Loss before income taxes and non-controlling interest	(466.7)	(121.5)	(345.2)
Income tax expense	38.5	(13.6)	52.1
Net loss	(428.2)	(135.1)	(293.1)
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)
Net loss attributable to Affinion Group Holdings, Inc.	$(428.7)	$(135.5)	$(293.2)

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

Net Revenues. During the year ended December 31, 2014 we reported net revenues of $1,242.8 million, a decrease of $91.9 million, or 6.9%, as compared to net revenues of $1,334.7 million in the comparable period of 2013.  Net revenues of our Membership Products decreased $85.0 million primarily due to a decline in retail member volumes related to the continuing regulatory challenges facing our large financial institution partners with respect to new marketing campaign launches.  Insurance and Package Products revenues decreased $34.5 million primarily due to a higher cost of insurance from higher claims experience principally in the second and third quarters partially offset by lower claims in the fourth quarter. We continue to believe this is largely due to an acceleration of claims from future periods into this period in connection with the conversion to our new primary insurance carrier. Package revenue declined primarily due to the impact of lower average Package members. Global Loyalty Products net revenues increased $1.1 million as revenue from higher travel volume and the SkyMall acquisition in mid-September was partially offset by lower revenues due to the slower ramp-up of new client programs. International Products net revenues increased $26.2 million primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and the absence of a non-recurring, non-cash charge of $8.2 million recorded in 2013 in connection with the recognition of retail revenue on a basis consistent with the Membership business.

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

General and Administrative Expense. General and administrative expense increased by $15.1 million, or 10.9% to $172.9 million for the year ended December 31, 2014 from $157.0 million for the year ended December 31, 2013. General and administrative costs increased $20.9 million in our International business primarily due to recording additional legal reserves and fees of $22.4 million related to the FCA inquiry. Costs increased $8.1 million in our Membership business primarily due to an increase in legal reserves of $12.0 million related to the CFPB inquiry, partially offset by lower employee related costs.  Corporate costs decreased $1.6 million primarily from a decrease of $5.4 million in professional fees associated with debt amendments partially offset by $3.4 million from the unfavorable impact of unrealized foreign exchange on intercompany borrowings recorded in 2014 as compared to 2013.  Costs decreased in our Insurance and Package business by $13.8 million primarily due to the benefit of the absence in 2014 of a charge recorded in 2013 for $14.5 million related to a contract termination settlement with our former primary insurance carrier as part of our decision to transfer a significant portion of our AD&D business to a new carrier.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.2 million for the year ended December 31, 2014 to $109.7 million from $113.9 million for the year ended December 31, 2013, primarily from recording lower amortization of $2.4 million on the intangible assets acquired in connection with Affinion’s acquisition of the Cendant Marketing Services Division as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2014 as compared to 2013 in the amount of $6.7 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense increased $4.5 million primarily the result of recent capital expenditures related to various upgrades in international systems.

Interest Expense. Interest expense increased by $17.2 million, or 8.3%, to $223.7 million for the year ended December 31, 2014 from $206.5 million for the year ended December 31, 2013, primarily due to higher interest expense from higher interest rate debt as a result of the debt exchange completed in the fourth quarter of 2013, higher interest expense associated with higher Affinion revolving credit facility borrowings and higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 Amendment of Affinion’s senior secured credit facility. These increases were partially offset by a favorable reserve adjustment recorded in the third quarter of 2014.

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

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in millions)
Membership Products	$446.9	$531.9	$(85.0)	$62.2	$85.9	$(23.7)
Insurance and Package Products	264.0	298.5	(34.5)	63.1	65.0	(1.9)
Global Loyalty Products	170.9	169.8	1.1	68.1	67.0	1.1
International Products	362.9	336.7	26.2	2.6	9.8	(7.2)
Eliminations	(1.9)	(2.2)	0.3	—	—	-
Total products	1,242.8	1,334.7	(91.9)	196.0	227.7	(31.7)
Corporate	—	—	—	(22.6)	(23.1)	0.5
Impairment of goodwill and other long-lived assets	—	—	—	(292.4)	(1.6)	(290.8)
Total	$1,242.8	$1,334.7	$(91.9)	(119.0)	$203.0	(322.0)
Depreciation and amortization				(109.7)	(113.9)	4.2
Income from operations				$(228.7)	$89.1	$(317.8)

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Membership Products. Membership Products net revenues decreased by $85.0 million, or 16.0%, to $446.9 million for the year ended December 31, 2014 as compared to $531.9 million for the year ended December 31, 2013. Net revenues decreased primarily due to a decline in retail member volumes related to the continuing regulatory challenges facing our large financial institution partners with respect to new marketing campaign launches and we expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues also decreased as a result of lower revenue in our online channel in the U.S. and lower revenue as a result of the sale of our Prospectiv business in April 2014. These decreases were partially offset by a favorable reserve adjustment of $6.0 million.

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

Global Loyalty Products. Revenues from Global Loyalty Products increased by $1.1 million, or 0.6%, for the year ended December 31, 2014 to $170.9 million as compared to $169.8 million for the year ended December 31, 2013 as increased revenues from higher travel volume and the contributions from the acquisition of SkyMall on September 9, 2014 were partially offset by lower revenues due to the slower ramp-up of new client programs.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2015 and December 31, 2014

	December 31,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Total assets	$819.4	$1,019.6	$(200.2)
Total liabilities	2,402.4	2,866.1	(463.7)
Total deficit	(1,583.0)	(1,846.5)	263.5

Total assets decreased by $200.2 million principally due to (i) a decrease in goodwill of $96.4 million, principally due to the write-off of $89.6 million of goodwill attributed to Membership Products, (ii) a decrease in other intangibles, net of $48.3 million, principally due to amortization expense of $42.4 million, and (iii) a decrease in property and equipment of $19.5 million, principally due to depreciation expense of $47.1 million, partially offset by additions of $31.7 million.

Total liabilities decreased by $463.7 million, primarily due to a decrease in long-term debt of $363.0 million in connection with the extinguishment of $337.3 million of Affinion’s 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”) and $247.4 million of Affinion Holdings’ 2013 senior notes, partially offset by issuance of $110.0 million of International Notes by Affinion International, one of the Company’s wholly-owned subsidiaries, and the recognition of a carrying value adjustment in connection with the debt restructuring related to the outstanding debt instruments of $97.9 million (see “– Credit Facilities and Long-term Debt).

Total deficit decreased by $263.5 million, principally due to the issuance of common stock with a fair value of $133.5 million in connection with the 2015 Exchange Offers and 2015 Rights Offering and net income attributable to the Company of $135.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. In addition, the 2015 Exchange Offers and 2015 Rights Offering provided us with significant cash flow benefits, by reducing overall net debt by approximately $585 million, reducing annual cash interest payments by approximately $50 million, and improving overall liquidity by approximately $95 million. We believe, based on our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under Affinion’s revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $1.9 million quarterly amortization payments on Affinion’s first lien term loan facility under Affinion’s senior secured credit facility. In addition, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under Affinion’s first lien term loan facility.

In addition to quarterly amortization payments, the first lien term loan facility requires mandatory prepayments under certain conditions.  First, a prepayment may be required based on excess cash flows as defined in Affinion’s senior secured credit facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the first lien term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period.  The excess cash flow computations for 2013, 2014 and 2015 did not result in a mandatory prepayment of principal for such annual periods.  Second, a prepayment may be required with the net proceeds of certain asset sales.   However, such net proceeds will not be required to be applied to prepay Affinion’s senior secured credit facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months, or, if committed to be so applied within 12 months, within 18 months.

Under Affinion’s 2010 senior notes and the International Notes, the net cash proceeds of certain asset sales may also be required to be applied to prepay certain of our indebtedness.  However, such net proceeds will not be required to be applied to prepay indebtedness if they are applied to make an investment in one or more businesses or capital expenditures or to acquire assets that are useful to our business within 365 days, or, if committed to be so applied within 365 days, within 545 days.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. The terms of Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of these debt instruments provide Affinion with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. If Affinion does not have sufficient payment capacity in the baskets with respect to its existing debt agreements in order to make payments to us, we may be unable to service any cash payments on Affinion Holdings’ 2013 senior notes.

Affinion did not pay any cash dividends to us during the years ended December 31, 2015, 2014 or 2013. On November 13, 2013, Affinion loaned $18.9 million to Affinion Holdings to be utilized by us to make the November 2013 interest payments on our 2010 senior notes. On December 11, 2013, Affinion loaned $2.6 million to Affinion Holdings to be utilized by us to make interest payments on our 11.625% senior notes due 2015 (Affinion Holdings’ “2010 senior notes”) to tendering debt holders participating in Affinion Holdings’ debt exchange. On each of May 13, 2014 and November 14, 2014, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on Affinion Holdings’ 2010 senior notes. On each of May 14, 2015 and November 13, 2015, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on Affinion Holdings’ 2010 senior notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our cash flows from operations and Affinion’s available revolving credit facility.  In addition, during 2016 and 2017, our required quarterly amortization payments under the first lien term loan facility will be nominal and we also do not anticipate any other mandatory principal prepayments under the first lien term loan facility.

Cash Flows – Years Ended December 31, 2015 and 2014

At December 31, 2015, we had $55.4 million of cash and cash equivalents on hand, an increase of $23.1 million from $32.3 million at December 31, 2014. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2015	2014	Change
	(in millions)
Cash provided by (used in):
Operating activities	$10.4	$37.0	$(26.6)
Investing activities	(32.2)	(70.9)	38.7
Financing activities	46.8	48.1	(1.3)
Effect of exchange rate changes	(1.9)	(2.0)	0.1
Net change in cash and cash equivalents	$23.1	$12.2	$10.9

Operating Activities

During the year ended December 31, 2015, we generated $26.6 million less cash from operating activities than during the year ended December 31, 2014. Segment EBITDA, excluding non-cash impairment charges, increased $45.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was more than offset by several unfavorable working capital changes including payments totaling $21.5 million incurred in 2015 for customer refunds under the FCA settlement arrangement, higher interest payments of $12.6 million primarily related to the Affinion 2013 senior subordinated notes as a result of the timing of payments whereby we paid lower interest in 2014 under the terms of the note agreement governing such notes, lower deferred revenue of $6.8 million primarily from the decrease in the membership base and an unfavorable impact of $27.1 million from the profit sharing receivable which was primarily due to the timing of cash settlements as a result of the termination of our agreement with our primary insurance carrier that shifted a significant portion of our AD&D business to carriers that do not have a profit sharing arrangement.

Investing Activities

We used $38.7 million less cash in investing activities during the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2015, we used $31.4 million for capital expenditures and $1.7 million for acquisition-related payments, and also received $1.5 million in connection with the sale of an investment. During the year ended December 31, 2014, we used $51.0 million for capital expenditures and $22.0 million for acquisition-related payments.

Financing Activities

We generated $1.3 million less cash from financing activities during the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2015, we issued the International Notes and shares of Common Stock for $110.0 million, had net repayments under Affinion’s revolving credit facility and payments on Affinion’s first lien term loan of $5.0 million and $7.8 million, respectively, and paid $34.8 million upon maturity of Affinion Holdings’ 2010 senior notes and Affinion’s 11.5% senior subordinated notes due 2015 (Affinion’s “2006 senior subordinated notes”). We also paid financing costs related to the debt exchanges and issuance of the International Notes of $14.7 million. During the year ended December 31, 2014, we had net repayments under Affinion’s revolving credit facility of $41.0 million, refinanced a portion of Affinion’s debt resulting in new second lien term loan borrowings of $425.0 million and repayments of Affinion’s term loan debt of $311.6 million, paid financing costs of $21.9 million and made other principal payments on Affinion’s debt of $4.5 million.

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

Operating Activities

During the year ended December 31, 2014, we generated $35.8 million more cash from operating activities than during the year ended December 31, 2013. Segment EBITDA decreased by $322.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which includes the impact in 2014 of the $292.4 million charge for the impairment of goodwill attributed to Membership Products (see “—Results of Operations”). In addition, Segment EBITDA for the year ended December 31, 2013 was adversely impacted by $11.7 million of general and administrative expenses related to the refinancing of Affinion’s 2006 senior subordinated notes. Accounts payables and accrued expenses generated cash flows in 2014 that were $45.5 million more favorable than in 2013, principally due to accruals and payments related to litigation matters and lower interest payments. In addition, profit sharing receivables from insurance carriers generated cash flows in 2014 that were $26.0 million more favorable than in 2013, primarily due to the transition of a portion of the insurance business to carriers with whom the Company does not have profit sharing arrangements.

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

Financing Activities

We generated $30.0 million more cash from financing activities during the year ended December 31, 2014 as compared to the year ended December 31, 2013. During the year ended December 31, 2014, we had net repayments under Affinion’s revolving credit facility of $41.0 million, refinanced a portion of Affinion’s debt resulting in new Affinion second-lien term loan borrowings of $425.0 million and repayments of Affinion’s term loan debt of $311.6 million, paid financing costs of $23.0 million and made other principal payments on our debt of $4.5 million. During the year ended December 31, 2013, we had net borrowings under Affinion’s revolving credit facility of $46.0 million, made principal payments on borrowings of $11.8 million and paid financing costs of $15.5 million in connection with the exchanges for our 2010 senior notes and Affinion’s 2006 senior subordinated notes.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of December 31, 2015, we had approximately $1.8 billion in indebtedness.

At December 31, 2015, on a consolidated basis, Affinion had $761.4 million outstanding under Affinion’s first lien term loan ($781.2 million, including carrying value adjustment), $425.0 million outstanding under Affinion’s second lien term loan ($428.2 million, including carrying value adjustment), $475.0 million ($531.9 million including discount and carrying value adjustment) outstanding under Affinion’s 2010 senior notes, $22.6 million outstanding under Affinion’s 2013 senior subordinated notes, $110.0 million outstanding under the International Notes ($132.7 million including carrying value adjustment) and $13.1 million outstanding under Affinion Holdings’ 2013 senior notes. At December 31, 2015, there were no borrowings outstanding under Affinion’s revolving credit facility and Affinion had $67.0 million available under Affinion’s revolving credit facility after giving effect to the issuance of $13.0 million of letters of credit.

As of December 31, 2015, Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contained various restrictive covenants that apply to Affinion. As of December 31, 2015, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the indenture governing the Investments senior subordinated notes and the note agreement governing Affinion’s 2013 senior subordinated notes.

Affinion’s Senior Secured Credit Facility

On April 9, 2010, Affinion, as borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility), which amended and restated its prior senior secured credit facility. We refer to Affinion’s amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) and the May 2014 Amendment (as defined below) as “Affinion’s senior secured credit facility.”

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to Affinion’s senior secured credit facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Affinion, as Borrower, and Affinion Holdings, entered into an amendment to Affinion’s senior secured credit facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, (ii) removed the springing maturity provisions applicable to the term loan facility, (iii) modified the senior secured leverage ratio financial covenant in Affinion’s senior secured credit facility, (iv) provided additional flexibility for Affinion to make dividends to Affinion Holdings to be used to make certain payments with respect to Affinion Holdings’ indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion, and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

On May 20, 2014, Affinion, as borrower, and Affinion Holdings entered into an amendment to Affinion’s senior secured credit facility (the “May 2014 Amendment”), which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loan and existing senior secured revolving loans, which loans were designated as first lien term loans, (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million, (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring Affinion to maintain a minimum interest coverage ratio.

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s first lien term loan facility matures in April 2018 and Affinion’s second lien term loan facility matures in October 2018. Affinion’s first lien term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s second lien term loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s first lien term loan and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s second lien term loan under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 and for the year ended December 31, 2013 was 6.75% per annum. The weighted average interest rate on the first lien term loan and second lien term loan for the year ended December 31, 2015 and for the period from May 20, 2014 through December 31, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2015, 2014 and 2013 was 7.2%, 7.2% and 7.1%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates.  Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

Affinion Holdings’ 2010 Senior Notes

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of its 2010 senior notes. On November 16, 2015, Affinion Holdings used approximately $32.2 million to repay all of the then outstanding 2010 senior notes upon maturity. For a discussion of the exchange transactions that involved the reduction of the principal amount of Affinion Holdings’ 2010 senior notes prior to their maturity, see “—December 2013 Exchange Offers” and “—June 2014 Exchange Offer” below.

On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion Holdings’ 2010 senior notes, Affinion Holdings completed a registered exchange offer and exchanged all of Affinion Holdings’ then-outstanding 2010 senior notes for a like principal amount of its 2010 senior notes that have been registered under the Securities Act.

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”)). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion’s 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of Affinion’s then-outstanding 2010 senior notes for a like principal amount of Affinion’s 2010 senior notes that have been registered under the Securities Act.

December 2013 Exchange Offers

In December 2013, Affinion Holdings and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of Affinion Holdings’ 2010 senior notes were exchanged by the holders thereof for $292.8 million principal amount of Affinion Holdings’ 2013 senior notes, 13.5 million Series A Warrants and 70.2 million Series B Warrants, (ii) $352.9 million principal amount of Affinion’s 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of the Investments senior subordinated notes issued by its wholly-owned subsidiary, Affinion Investments, (iii) Affinion issued $360.0 million principal amount of Affinion’s 2013 senior subordinated notes to Affinion Investments in exchange for all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer, (iv) Affinion Holdings entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion Holdings’ 2010 senior notes, and (v) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion’s 2006 senior subordinated notes.

Prior to the consummation of the 2015 Exchange Offers, (a) the Series A Warrants were exercisable at any time at the option of the holders at an exercise price of $0.01 per share of Class B Common Stock and would have expired on December 12, 2023 and (b) the Series B Warrants were not exercisable until and unless on December 12, 2017, 5% or more in aggregate principal amount of Affinion Holdings’ 2013 senior notes were then outstanding and unpaid, whereupon, if it were ever to occur, the Series B Warrants would have been exercisable from December 12, 2017 through December 12, 2023 at an exercise price of $0.01 per share of Class B Common Stock.

In connection with the December 2013 exchange, Affinion Holdings recognized a loss of $4.6 million, representing the write-off of unamortized debt issuance costs and discounts of $2.8 million and $1.8 million, respectively. In connection with the exchange offer and consent solicitation relating to Affinion Holdings’ 2010 senior notes and the issuance of the Affinion Holdings’ 2013 senior notes, Affinion Holdings incurred financing costs of $4.7 million. In connection with the exchange offer and consent solicitation relating to Affinion’s 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred financing costs of $5.9 million, which are included in other non-current assets on the accompanying consolidated balance sheet and are being amortized over the term of Affinion’s 2013 senior subordinated notes.

Payments required to service the additional indebtedness incurred in December 2013 substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to Affinion’s senior secured credit facility that increased the applicable margins and the May 2014 Amendment to Affinion’s senior secured credit facility that included the issuance of second lien term debt as well as first lien term debt.

Affinion Holdings’ 2013 Senior Notes

Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the outstanding principal amount of its 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in Affinion’s senior secured credit facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in Affinion’s senior secured credit facility) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under Affinion’s senior secured credit facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the note agreement governing the Investments senior subordinated notes) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on its 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. For the first interest period ending September 15, 2014, Affinion Holdings paid interest by increasing the principal amount of its 2013 senior notes. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. Affinion Holdings may redeem some or all of its 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing its 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of Affinion Holdings’ outstanding 2013 senior notes are redeemable at the option of Affinion Holdings, with the net proceeds raised by Affinion Holdings in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016, Affinion Holdings’ 2013 senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of its 2013 senior notes redeemed plus a “make-whole” premium. Prior to the consummation of the 2015 Exchange Offers, Affinion Holdings’ 2013 senior notes were senior secured obligations of Affinion Holdings and ranked pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing its 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing its 2013 senior notes and all future subordinated indebtedness of Affinion Holdings. Affinion Holdings’ 2013 senior notes were secured by (i) second-priority security interests in 100% of the capital stock of Affinion, which security interests are junior to the first priority security interests granted to the lenders under Affinion’s senior secured credit facility and (ii) first-priority security interests in all other assets of Affinion Holdings, including 100% of the capital stock of Affinion Net Patents, Inc. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes. Following the consummation of the 2015 Exchange Offers, approximately $13.1 million principal amount of Affinion Holdings’ 2013 senior notes were outstanding.

Investments Senior Subordinated Notes

The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contained negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contained customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. Following the consummation of the 2015 Investments Exchange Offer, approximately $22.6 million principal amount of Investments senior subordinated notes were outstanding. In connection with the 2015 Investments Exchange Offer, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions in the indenture governing the Investments senior subordinated notes.

Affinion’s 2013 Senior Subordinated Notes

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes will mature on August 15, 2018. Affinion’s 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes and holders of at least 25% of the principal amount of the Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.  In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the note agreement governing Affinion’s 2013 senior subordinated notes.

June 2014 Exchange Offer

On June 9, 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A Warrants to purchase shares of Affinion Holdings’ Class B Common Stock. In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for Series A Warrants to purchase up to approximately 30.3 million shares of Affinion Holdings’ Class B Common Stock. In addition, on June 9, 2014, in connection with a pre-emptive rights offer, Affinion Holdings issued Series A Warrants to purchase up to approximately 1.2 million shares of Affinion Holdings’ Class B Common Stock in exchange for cash proceeds of approximately $3.8 million.

2015 Exchange Offers and 2015 Rights Offering

On November 9, 2015, (a) Affinion Holdings completed the 2015 Holdings Exchange Offer to exchange its outstanding 2013 senior notes for shares of Common Stock of Affinion Holdings, (b) Affinion Investments completed the 2015 Investments Exchange Offer to exchange its outstanding Investments senior subordinated notes for shares of Common Stock of Affinion Holdings, and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed the 2015 Rights Offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes who fully participated in the 2015 Exchange Offers the right to purchase an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Under the terms of the 2015 Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Common Stock. Under the terms of the 2015 Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Common Stock. Under certain circumstances, certain holders would have received Limited Warrants of Affinion Holdings that would have been convertible into shares of Common Stock upon certain conditions. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. No Limited Warrants were issued in the 2015 Exchange Offers. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of Investments senior subordinated notes. In connection with the 2015 Investments Exchange Offer, Affinion paid $14.7 million for financing costs.

Immediately after the consummation of the 2015 Holdings Exchange Offer, (i) Affinion Holdings contributed to Affinion a number of shares of Common Stock sufficient to pay the consideration for the Investments senior subordinated notes in the 2015 Investments Exchange Offer; (ii) Affinion then used such shares of Common Stock to repurchase for cancellation its Affinion 2013 senior subordinated notes from Affinion Investments in the same principal amount as the principal amount of Investments senior subordinated notes accepted for exchange in the 2015 Investments Exchange Offer; and (iii) Affinion Investments then used such shares of Common Stock to repurchase for cancellation the tendered Investments senior subordinated notes.

Concurrently with the 2015 Exchange Offers, Affinion Holdings and Affinion Investments successfully solicited consents (the “2015 Consent Solicitations”) from holders to certain amendments to (a) the indenture governing Affinion Holdings’ 2013 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes, (b) the indenture governing the Investments senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions, and (c) the note agreement governing Affinion’s 2013 senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions and to permit the repurchase and cancellation of Affinion’s 2013 senior subordinated notes by Affinion in the same aggregate principal amount as the aggregate principal amount of the Investments senior subordinated notes repurchased or redeemed by Affinion Investments at any time, including pursuant to the 2015 Investments Exchange Offer.

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted the 2015 Rights Offering for International Notes and shares of Common Stock. The 2015 Rights Offering was for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. Each unit sold in the 2015 Rights Offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the 2015 Exchange Offers received non-certificated rights to subscribe for rights offering units. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a Limited Warrant to purchase up to 462,266 shares of Common Stock. The net cash proceeds from the 2015 Rights Offering will be used for working capital purposes of Affinion International and the Foreign Guarantors (as defined below) and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. Affinion will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the 2015 Transactions.

Upon consummation of the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering, Affinion Holdings effected the Reclassification as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any Common Stock.

International Notes

The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“International Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 will be payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in Affinion’s debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We use Adjusted EBITDA to evaluate our operating performance and as a basis for determining payment of bonuses under our annual incentive plan. We present Adjusted EBITDA to enhance your understanding of our operating performance. We believe that Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, as a measure of liquidity.

Set forth below is a reconciliation of our consolidated net income attributable to Affinion Holdings for the twelve months ended December 31, 2015 to Adjusted EBITDA.

Twelve Months
Ended
December 31,
2015
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$135.3
Interest expense, net	213.8
Income tax expense	5.9
Non-controlling interest	0.6
Other income, net	(1.2)
Gain on extinguishment of debt	(318.9)
Depreciation and amortization	89.8
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (a)	0.1
Certain legal costs (b)	7.1
Net cost savings (c)	14.9
Other, net (d)	121.1
Adjusted EBITDA, excluding pro forma adjustments (e)	268.5
Effect of the pro forma adjustments (f)	4.3
Adjusted EBITDA, including pro forma adjustments (g)	$272.8

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions.
(b)	Represents the elimination of legal costs for certain legal matters.
(c)	Represents the elimination of costs associated with severance incurred.
(d)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) costs associated with certain strategic and corporate development activities, including business optimization, (v) reversal of previously accrued consulting fees payable to Apollo, (vi) facility exit costs, (vii) the impairment charge related to the goodwill and intangible assets of Membership Products and (viii) debt refinancing expenses.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2015 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on January 1, 2015.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2015, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2016	2017	2018	2019	2020	2021 and thereafter	Total
	(in millions)
First lien term loan due 2018	$7.7	$7.8	$745.9	$—	$—	$—	$761.4
Second lien term loan due 2018	—	—	425.0	—	—	—	425.0
Revolving credit facility (1)	—	—	—	—	—	—	—
7.875% senior notes due 2018 (2)	—	—	475.0	—	—	—	475.0
13.75%/14.50% PIK Toggle senior notes, due 2018 (2)	—	—	13.1	—	—	—	13.1
13.50% senior subordinated notes due 2018 (2)	—	—	22.6	—	—	—	22.6
7.50% cash/ PIK senior notes due 2018 (2)	—	—	110.0	—	—	—	110.0
Interest payments (3)	134.7	136.0	106.4	—	—	—	377.1
Other purchase commitments (4)	13.2	6.3	6.3	3.7	1.5	—	31.0
Operating lease commitments	18.6	17.6	16.2	13.5	12.5	31.3	109.7
Capital lease obligations	0.1	—	—	—	—	—	0.1
Employment agreements (5)	3.6	0.1	—	—	—	—	3.7
Total firm commitments and outstanding debt	$177.9	$167.8	$1,920.5	$17.2	$14.0	$31.3	$2,328.7

(1)	Revolving credit facility expires January 29, 2018.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2015 interest rates.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 13 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013.

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

Critical Accounting Policies

In presenting our audited consolidated financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, the estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. For a summary of all of our significant accounting policies, see Note 2 to our audited consolidated financial statements.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2015 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2015 would be approximately $0.2 million.

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

During the fourth quarter of 2015, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 2.0% and discount rates ranging from 10.5% to 14.5%. In 2015, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 13.5%.

During the fourth quarter of 2015, the Company reflected these assumptions for Membership Products in its annual test for goodwill impairment as of December 1. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that the Company believes marketplace participants would utilize to determine the fair value of Membership Products, the Company recorded an impairment loss during the fourth quarter of 2015 of $89.6 million, representing all of the remaining goodwill ascribed to Membership Products. The impairment loss related to the goodwill of Membership Products has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2015.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of intangible assets and property and equipment of Prospectiv of $1.6 million in 2013, and the impairment of goodwill attributable to Membership Products of $292.4 million and $89.6 million in 2014 and 2015, respectively, and the impairment of intangible assets of $3.6 million in 2015, there were no impairments identified during the years ended December 31, 2015, 2014 and 2013. Our intangible assets as of December 31, 2015 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2015 and 2014, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2015 and 2014.

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

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include:

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2015 (dollars are in millions unless otherwise indicated).

								Fair Value At
						2021 and		December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$0.1	$—	$620.6	$—	$—	$—	$620.7	$397.0
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$7.7	$7.8	$1,170.9	$—	$—	$—	$1,186.4	$1,061.4
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at December 31, 2015.

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

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $10.9 million and to sell GBP 13.9 million and receive $20.5 million.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized realized gains of $4.2 million and $5.0 million and a realized loss of $1.7 million, respectively, on the forward contracts. The Company had a de minimis unrealized loss as of December 31, 2015 on the foreign currency forward contracts. At December 31, 2015, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to each foreign currency forward contract. The counterparty to each foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by counterparties.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. Receivables are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Item 9B.	Other Information

On March 9, 2016, the Compensation Committee approved awards under the 2016 LTIP, the Compensation Committee approved grants of stock options under the 2015 Plan to our named executive officers and we entered into an amendment to the employment agreement with Michele Conforti. For a description of the awards under the 2016 LTIP, the grants of stock options under the 2015 Plan and the amendment to the employment agreement with Michele Conforti, see “Item 11. Executive Compensation—2016 Actions.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2015. Messrs. Frier and Bernstein are the nominees of Ares Management LLC and Third Avenue Trust, respectively, pursuant to their Nominating Agreements (as defined below) with Affinion Holdings. Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Shareholders Agreement.

Name	Age	Position
L. Spencer Wells	45	Chairman of the Board of Directors
Todd H. Siegel	45	Chief Executive Officer and Director
Gregory S. Miller	45	Executive Vice President and Chief Financial Officer
Michele Conforti	48	President and Managing Director, Global Customer Engagement
Robert J. Dudacek	47	President, Insurance
Scott Lazear	50	President, Connexions Loyalty
Sloane Levy	51	Chief Administrative Officer and President, Legacy Membership and Package
James C. Daly, Jr.	56	Executive Vice President and Chief Human Resources Officer
Brian J. Dick	59	Executive Vice President and Chief Accounting Officer
Brian J. Fisher	45	Executive Vice President and General Counsel
Robert Lyons	47	Executive Vice President and Chief Operating Officer
Scott W. Bernstein	55	Director
Rick P. Frier	54	Director
Skip Victor	59	Director

L. Spencer Wells has been the Chairman of the board of directors of the Company since November 9, 2015. Mr. Wells co-founded Drivetrain Advisors, LLC, a firm providing fiduciary services to the alternate investment community, in December 2013, where he currently serves as a Partner. Most recently, Mr. Wells was employed by TPG Special Situations Partners from 2010 to 2013, where he first served as Partner from September 2010 to January 2012, and then as a Senior Advisor from January 2012 to July 2013. Mr. Wells also served as a Partner/Portfolio Manager for Silverpoint Capital from September 2002 to July 2009. Prior to joining Silverpoint Capital, Mr. Wells served as a Director at the Union Bank of Switzerland from May 2001 to September 2002 and as a Vice President of Deutsche Bank AG from January 1999 to May 2001. Mr. Wells currently serves on the boards of directors of Town Sports International Holdings, Inc., Global Geophysical Services, Inc. (Chairman), Preferred Proppants LLC, Syncora Holdings Ltd. and Advanced Emissions Solutions, Inc. Mr. Wells brings to the Company’s Board of Directors his more than 16 years of experience in analyzing, advising and investing in public and private companies.

Todd H. Siegel was appointed Chief Executive Officer and a director of the Company as of September 20, 2012. Mr. Siegel was formerly the Chief Financial Officer of Affinion from November 2008 to September 2012 and served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young. Mr. Siegel serves on the board of directors of Presidio Holdings, Inc.

Gregory S. Miller was appointed Executive Vice President and Chief Financial Officer of the Company as of January 20, 2014. From July 2011 until January 17, 2014, Mr. Miller served as Senior Vice President, Financial Planning and Divisional Operations, for The Madison Square Garden Company with responsibility for all financial matters of its operating divisions as well as its corporate strategic and financial planning divisions. From May 2007 until June 2011, Mr. Miller served as the Senior Vice President and Chief Financial Officer for the North American Division of Affinion with responsibility for all financial matters for North American

Operating Business Units. Mr. Miller served as Senior Vice President of Finance of Affinion from June 2005 until May 2007, the Vice President of Financial Planning and Analysis of Trilegiant from June 2003 until June 2005, the Director of Financial Planning and Analysis of Trilegiant from October 2000 until June 2003, and the Senior Manager of Accounting of Cendant Membership Services from December 1999 until October 2000. Prior to his tenure at Affinion, he held various positions at Citizens Communications and The Coca Cola Bottling Company of New York. From 1992 until 1994, Mr. Miller was employed with Coopers & Lybrand.

Michele Conforti was appointed President and Managing Director, Global Customer Engagement as of January 1, 2016. Prior to that, he served as President and Managing Director of Affinion International since February 2014 and Executive Vice President Managing Director and Chief Financial Officer of Affinion International beginning in 2010, having been promoted from Senior Vice President and Chief Financial Officer, a role he began in 2007. Prior to joining Affinion International in 2007, he spent ten years with American Express from 1998 to 2000 and then again from 2001 to 2007 holding various key positions including Chief Financial Officer of Establishment Services International, a Business Unit/Division of American Express. Prior to his tenure at American Express, Mr. Conforti also held positions with Enel as Vice President/Head of Corporate Financial Analysis - Investor Relations from 2000 to 2001, with DHL International as Area Controller from 1995 to 1998, and at Ansaldo Trasporti – Gruppo Finmeccanica as Senior Financial Analyst from 1993 to 1995.

Robert J. Dudacek was appointed President, Insurance Services as of October 1, 2013.  Mr. Dudacek joined the Company as General Manager of Insurance in February 2013. Prior to joining Affinion, Mr. Dudacek was Senior Vice President at Wells Fargo Insurance, leading the direct response insurance group from October 2006 to February 2013. From October 2004 to October 2006, Mr. Dudacek was Vice President of Client Management at ReMark Americas, a global insurance marketing company. Prior to that, Mr. Dudacek held various positions in the Financial Services Division of Minnesota Life, A Securian Company from June 1992 to October 2004.

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

Sloane Levy was appointed Chief Administrative Officer and President, Legacy Membership and Package as of January 1, 2016. From March 1, 2014 to January 1, 2016, Ms. Levy served as President, Membership Services. From January 1, 2011 to March 1, 2014, Ms. Levy served as Executive Vice President and General Counsel. From October 2006 to January 2011, Ms. Levy served as Senior Vice President and General Counsel of Webloyalty. From June 2005 to October 2006, Ms. Levy was Vice President and General Counsel for Harte-Hanks, Inc., a direct marketing company. From May 1999 to January 2005, Ms. Levy served as a Senior Vice President, General Counsel and directed the Human Resources department at Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004. From May 1994 to May 1999, Ms. Levy worked as a staff attorney at Witco Corporation and served as its Director of Investor Relations during the last year of her tenure. Previously, she was employed as a corporate associate at Weil, Gotshal & Manges LLP and at Arent Fox LLP.

James C. Daly, Jr. was appointed Executive Vice President and Chief Human Resources Officer of the Company as of December 1, 2012. Mr. Daly was formerly the Senior Vice President and Chief Human Resources Officer of Affinion from February 2012 to December 2012. Prior to his tenure at the Company, Mr. Daly was employed as Vice President, Head of Human Resources at Standard & Poor’s from 2007 until 2012. From 2000 to 2006, Mr. Daly served as Principal in the investment firm, Caydal, LLC. From 1995 to 2000, Mr. Daly served as Senior Vice President, Human Resources for News America Marketing, a News Corporation company. Prior to 1995, Mr. Daly held various human resources roles with Kraft Foods, American Express and General Foods Corporation.

Brian J. Dick was appointed Executive Vice President and Chief Accounting Officer on January 10, 2012. Prior to that time he served as Senior Vice President and Chief Accounting Officer since December 1, 2005. Prior to joining the Company, he was most recently an independent contractor from February 2005 through November 2005. He served as the Vice President and Controller for Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004, from October 2002 through January 2005, where he oversaw the global accounting, financial reporting, tax and treasury functions. From 1999 to 2001, he was the Vice President of Finance for Crompton Corporation, where he managed the Controllers, Information Systems and e-Business functions. From 1995 to 1999, he held various senior financial positions at Witco Corporation until it was acquired by Crompton Corporation. He also served as the Controller of Formica Corporation from 1989 to 1995. From 1978 to 1989, he held various positions with Price Waterhouse LLP (now PricewaterhouseCoopers).

Brian J. Fisher was appointed Executive Vice President and General Counsel on March 1, 2014. Prior to that, he served as General Counsel of the Company’s North American business. Mr. Fisher joined us in November 2002 as a member of the Legal Department. Prior to joining the Company, Mr. Fisher was employed as a corporate associate at Akin, Gump, Strauss, Hauer & Feld, LLP.

Robert Lyons was appointed Executive Vice President and Chief Operating Officer of the Company in February 2014 and has oversight of the Company’s Global Operations and Technology. Prior to joining Affinion, Mr. Lyons was Executive Vice President, Technology and Operations of Ascend Learning, LLC, a leading provider of technology-based educational, curriculum and assessment solutions for the healthcare industry and other vocational fields from January 2012 to February 2014. Prior to Ascend, Mr. Lyons held executive positions with several companies, including Stream Global Services from July 2009 to December 2011.

Scott W. Bernstein has been a director of the Company since November 9, 2015. Since November 2010, Mr. Bernstein has served as a director (and as Chairman since July 2014) and Chief Executive Officer of OSG Holdings, Inc., and its predecessors, a leading provider of automated, outsourced billing and customer communications solutions. Over the past twenty years, Mr. Bernstein has also held senior executive positions with several companies, including Time Warner, Six Flags and certain predecessors of Affinion. From 1999 to 2001, Mr. Bernstein held various positions at Cendant Membership Services, including Senior Vice President, President of Membership and Consumer Services and Chief Executive Officer. In 2001, Mr. Bernstein oversaw the formation and spin-off of the membership and loyalty businesses of Cendant into Trilegiant Corporation, a subsidiary of the Company, where he served as the founding President, Chief Executive Officer and as a director before leaving later in 2001. Mr. Bernstein brings to the Company’s board his significant experience in analyzing, advising and investing in public and private companies, as well as his significant experience in operating businesses in the marketing and business services sector and the management of businesses in the process of strategic repositioning.

Rick P. Frier has been a director of the Company since November 9, 2015. Most recently, Mr. Frier served as Executive Vice President and Chief Financial Officer of Chiquita Brands International Inc., a leading international marketer and distributor of fresh food products, from 2013 to 2015. Prior to this, he served as Executive Vice President, Chief Financial Officer and Board Director of Catalina Marketing Corp. from 2005 to 2012, where he led all global finance functions and new business development. From 2001 to 2005, he served as Chief Financial Officer, Chief Operating Officer and Board Director of Mattress Discounters Inc. Mr. Frier brings to the Company’s board his significant experience in strategic planning and leading financial operations for both public and private companies.

Skip Victor has been a director of the Company since December 16, 2013. Mr. Victor currently serves as a Managing Director and member of the Investment Committee of Balmoral Funds, where he has been employed since 2005. From October 2006 through April 2015, Mr. Victor was a Senior Managing Director of Duff & Phelps in its Restructuring Group and, from 1990 through 2006, Mr. Victor was a co-founder and Senior Managing Director of Chanin Capital Partners, a boutique investment bank focusing on corporate restructurings that was sold to Duff & Phelps in October 2006. Mr. Victor has previously served on various boards of directors of public and private companies including Bennington Marine, Bucyrus-Erie, SpectraVision and The Washington Group, and he currently serves on several non-profit boards including Academic Exchange and the Los Angeles Child Guidance Clinic. Mr. Victor brings to the Company’s board his more than 27 years of experience in analyzing, advising and investing in public and private companies.

Board Composition

Our board of directors currently consists of five directors, divided as equally as possible into three classes, each of whom shall serve for a three-year term or until the earlier of their death, disability or removal (except with respect to the initial directors appointed or confirmed in connection with the consummation of the 2015 Transactions, in which case the Class I director shall serve until the first annual meeting of shareholders following such consummation, the Class II directors shall serve until the second annual meeting of stockholders following such consummation and the Class III directors shall serve until the third annual meeting of stockholders following such consummation). Each director serves in such class of directors, and in such capacity and having such title, as set forth opposite his name below:

Name	Class/Initial Term Expiration	Title
L. Spencer Wells	II / 2nd annual meeting	Chairman of the Board of Directors
Todd H. Siegel	III / 3rd annual meeting	Director
Scott W. Bernstein	II / 2nd annual meeting	Director
Rick P. Frier	III / 3rd annual meeting	Director
Skip Victor	I / 1st annual meeting	Director

A majority of the board of directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

Committees of our Board of Directors

Our board of directors has an Audit Committee and a Compensation Committee.

Audit Committee

The current members of the audit committee are Messrs. Wells, Bernstein, Frier and Victor. Mr. Frier is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our audit committee be independent. However, our board of directors has determined that each of the members of our audit committee is independent as defined under the New York Stock Exchange rules and each is financially literate and has experience analyzing or evaluating financial statements. Our board of directors has also determined that each of Messrs. Frier, Bernstein and Wells is an “audit committee financial expert” within the meaning of applicable SEC regulations.

Compensation Committee

The current members of the compensation committee are Messrs. Wells, Bernstein, Frier and Victor.  Mr. Bernstein is the chairman of the compensation committee. The principal duties and responsibilities of the compensation committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our compensation committee be independent. However, our board of directors has determined that each of the members of our compensation committee is independent as defined under the New York Stock Exchange rules.

Code of Ethics

Although as a private company we are not obligated to adopt a formal code of ethics, the Company has adopted a core policies manual which includes a formal code of ethics and an annual re-certification. We will provide to any person without charge a copy of the portions of our code of ethics that apply to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer upon written request or telephoning to the following address or telephone number:

Affinion Group Holdings, Inc.

6 High Ridge Park

Stamford,  CT 06905

(203) 956-1000

Item 11.	Executive Compensation

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2015, unless otherwise noted.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our board of directors, which we refer to herein as the “Committee,” is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy.  The Committee also serves as the compensation committee of the board of directors of Affinion.  The Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Named Executive Officers

For 2015, our named executive officers and their respective titles are as follows:

•	Todd H. Siegel, Chief Executive Officer and Director
•	Gregory S. Miller, Executive Vice President and Chief Financial Officer
•	Michele Conforti, President and Managing Director, Affinion International
•	Sloane Levy, President, Membership
•	Robert Lyons, Executive Vice President and Chief Operating Officer

Messrs. Siegel and Miller are named executive officers for 2015 based on their positions with us as chief executive officer and chief financial officer during 2015. Mr. Conforti, Ms. Levy and Mr. Lyons are named executive officers based on their levels of compensation during 2015.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and share-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In evaluating executive compensation, the Committee considers a variety of factors including market demands, internal equity and external surveys which provide insight into and guidance on the pay practices of similar companies. As a general rule, we target total cash compensation at the 50th percentile of companies with similarly sized revenues. While survey data provides us with a helpful guideline, we do not make compensation decisions based on any single factor.

We have found the Total Remuneration Surveys, produced by Mercer, Inc., provides helpful insight, as it reflects input from over 3,000 companies representing 1,400 positions, in General Industry, Service and Retail with revenues ranging from $100 million to over $10 billion.  As we recruit talent from various sectors, the broad view of this survey is valuable.  While the survey provides an overall list of participating companies, the data that is provided to us for comparison purposes is based on a subgroup of companies with revenues similar to ours. The identity of these companies is not provided to us.  In sum, while we are familiar with the broad range of companies that participate in the survey, we are not provided with, and therefore have not listed, the names of the companies that comprise our comparison group.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Committee. For 2015, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Siegel’s target remained at 150%; Mr. Miller’s target remained at 100%; Mr. Conforti’s target remained at 75%; Ms. Levy’s target remained at 100%; and Mr. Lyons’ target remained at 100%.

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

For 2015 the Committee established an Adjusted EBITDA performance goal of $272.8 million and an adjusted free cash flow metric of $171.7 million. These goals were not achieved for 2015.  However, notwithstanding that our goals were not achieved for 2015, the Committee decided to fund a discretionary bonus pool at 82% of the budgeted amount in recognition of the performance of the Company relative to the performance goals and in recognition of the dedication of employees in light of a difficult economic and regulatory environment. Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business.  The Committee has not yet determined the amount of the annual bonuses, if any, that will be paid to each of the named executive officers. We anticipate that the Committee’s determination regarding 2015 annual bonuses, if any, payable to our named executive officers will be made by April 2016.  For 2016, the performance goals have not been finalized.

Long-Term Equity Incentive Compensation

Adoption of 2015 Equity Incentive Plan

On November 9, 2015, the board of directors of Affinion Holdings adopted, and the shareholders of Affinion Holdings approved, the Affinion Group Holdings, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock. The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. In connection with the adoption of the 2015 Plan, no additional grants will be made under the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), the Affinion Group Holdings, Inc. 2007 Stock Award Plan (the “2007 Plan”), or the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”).

Option Cancellation

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee approved the cancellation of all stock options (the “Underwater Options”) previously issued and outstanding under the 2007 Plan and the Webloyalty 2005 Plan. The Underwater Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan and the Webloyalty 2005 Plan, the Underwater Options were canceled in connection with the 2015 Rights Offering. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation.

Award Adjustments

In addition to the cancellation of the Underwater Options, on November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of stock options (the “2005 Options”) issued and outstanding under the 2005 Plan and retention units (“Retention Units”) issued and outstanding under the 2007 Plan (the “Adjustment”). With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. With respect to the Retention Units, for each share of Class A Common Stock originally underlying the Retention Units, the award was converted into retention units in respect of 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.

2014 Performance Incentive Award Program

The 2014 Performance Incentive Award Program (“2014 PIA awards”), approved by the Committee on April 1, 2014, was subject to time-based vesting conditions and performance-based vesting conditions, including the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year.  On March 16, 2015, the Committee determined that the 2014 performance goals were not achieved at the minimum level to fund the 2014 PIA awards, thus the awards under this plan were canceled.

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Award Program (“2015 Retention Program”), an equity and cash incentive award program, intended to encourage the retention of certain key employees.  The Committee approved 2015 Retention Program grants to Mr. Siegel with a fair market value of $1,900,000, Mr. Miller of $500,000, Mr. Conforti of $500,000, Ms. Levy of $500,000 and Mr. Lyons of $500,000. Fifty percent of each employee’s 2015 Retention Program award was denominated in stock units and the remaining fifty percent was denominated in cash. Due to the adjustment of the stock units in connection with the completion of the 2015 Transactions, the stock unit component of the 2015 Retention Program does not currently have any meaningful value.

The amounts of the cash bonuses and restricted stock units under the 2015 Retention Award Program for each of our named executive officers were based on the amounts granted under the 2014 PIA awards; the 2014 PIA awards were cancelled as a result of the Company not attaining the applicable performance goals. In light of the cancellation of the 2014 PIA awards, the Committee approved the issuance of retention awards to each named executive officer based on the same values in order to encourage the continued employment of our named executive officers.

The 2015 Retention Program is subject to time-based vesting conditions.  An employee will become vested in the stock units and cash components of the 2015 Retention Program in two equal installments on March 15, 2016 and 2017, subject to the employee’s continued employment on those dates.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2013, 2014 and 2015 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Miller, Conforti and Lyons and Ms. Levy. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Siegel, Miller, Conforti or Lyons or Ms. Levy is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his or her employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, (ii) in the case of either of Mr. Miller, Ms. Levy or Mr. Lyons, 100% of the sum of their respective annual base salary and target bonus, and (iii) in the case of Mr. Conforti, 50% of his  annual base salary.  If employment of any of Messrs. Siegel, Miller, Conforti or Lyons or Ms. Levy terminates due to death or disability, he or she will be entitled to a lump sum payment equal to 100% of base salary.  Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments upon Termination or Change of Control.”

2016 Actions

On March 9, 2016, the Committee approved two forms of incentive awards in order to reward employees based on overall Company performance and value creation for the Company’s shareholders and to encourage retention of the Company’s key employees as the Company’s business transitions following the 2015 Transactions. The incentive awards will be issued in the form of cash awards and in the form of stock options, as described below.

2016 Long Term Incentive Awards

On March 9, 2016, the Committee approved awards under the Affinion Group Holdings, Inc. 2016 Long Term Incentive Program (the “2016 LTIP”), which is a performance-based cash incentive award program designed to reward employees based on overall Company performance and intended to foster retention of approximately 66 key employees of the Company and its subsidiaries.  The 2016 LTIP was established pursuant to the 2015 Plan. The awards under the 2016 LTIP (the “2016 Awards”) are denominated in terms of a target cash award value and contain both performance-based and time-based vesting terms and conditions as described below. The performance goals underlying the 2016 LTIP are designed to build value and a strong financial foundation for the Company and position the Company for future growth.

In general, 100% of a 2016 Award will be subject to time-based vesting conditions and between 50% to 100% of a 2016 Award will be subject to performance-based vesting conditions based on the employee’s seniority level.  With respect to our named executive officers and any other employee who is a direct report of our chief executive officer, 100% of the amount of the 2016 Award granted to such person will be subject to both performance-based and time-based vesting conditions.  Other employees who receive 2016 Awards will have 50% of their 2016 Awards subject to both performance-based vesting and time-based vesting conditions and the remaining 50% of those 2016 Awards will be subject to time-based vesting conditions only. The portion of a 2016 Award that is subject to both performance-based and time-based vesting conditions is referred to as a “Performance Award” and the portion of a 2016 Award that is only subject to time-based vesting conditions is referred to as a “Retention Award.”

With respect to the Performance Award portion of the 2016 Award, the actual amount of the Performance Award in which an employee will be eligible to vest is based in the level of achievement of certain overall corporate and business unit financial performance goals, as applicable. The Performance Award is also based on certain non-financial performance goals, and if such goals are not attained, the Performance Award may be adjusted downward by up to 20%. The determination as to whether such financial and non-financial performance goals have been attained will be made following completion of the 2017 fiscal year. The actual amount of the Performance Award in which the employee will be eligible to vest will then be added to the amount of the employee’s Retention Award and the sum is referred to as the “Total Adjusted Award.”

An employee will become vested in the Total Adjusted Award based on his or her continued service with the Company.  The Total Adjusted Award will vest in two (2) installments with 25% vesting on March 15, 2018 and 75% vesting on March 15, 2019 (each such date, a “Vesting Date”), subject to the employee’s continued service with the Company on each applicable Vesting Date.

The portion of the Total Adjusted Award which becomes vested as of a given Vesting Date will be paid in cash to the employee, subject to applicable tax withholding, as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date.

Messrs. Siegel, Miller, Conforti and Lyons received 2016 Awards with cash values equal to $1,250,000, $500,000, $500,000 and $500,000, respectively, in each case, subject to the performance-based and time-based vesting conditions described above.

Stock Options

On March 9, 2016, the Committee approved grants of stock options under the 2015 Plan to our named executive officers.  Messrs. Siegel, Miller, Conforti and Lyons received options to purchase 191,000, 66,850, 66,850 and 66,850 shares of our Common Stock, respectively, at an exercise price equal to $13.97 per share.  The options granted to our named executive officers become vested in four equal installments on each of the first four anniversaries of the grant date.

Michele Conforti

On March 9, 2016, the Committee increased the base salary of Mr. Conforti by 5% and increased his target bonus from 75% of salary to 100% of salary.

Tax and Accounting Implications

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Because we have not had a class of equity securities that was required to be registered under the Exchange Act, historically, we have not been subject to Internal Revenue Code Section 162(m). At such time as a class of our equity securities becomes registered, we intend to structure our compensation programs so as to preserve any deductions under Internal Revenue Code Section 162(m).

Accounting for Share-Based Compensation

The Company accounts for share-based payments under its stock incentive plans in accordance with and to the extent required by FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Scott W. Bernstein, Chairman Rick P. Frier Skip Victor L. Spencer Wells

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

•	oversight of programs by the committees of the board of directors, including the Compensation Committee; and
•	a sound mixture of programs that provide focus on both short and long term goals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2015 named executive officers for the fiscal years ended December 31, 2015, 2014 and 2013, to the extent that each of the 2015 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)(3)	Earnings ($)	($)(4)		($)
Todd H. Siegel	2015	$634,500	$—	$950,000	$—	$950,000	$—	$27,894	(5)	$2,562,394
Chief Executive Officer	2014	$600,000	$855,000	$950,000	$664,179	$950,000	$—	$27,872		$4,047,051
	2013	$600,000	$810,000	$—	$—	$—	$—	$27,472		$1,437,472

Gregory Miller	2015	$423,077	$—	$250,000	$—	$250,000	$—	$27,894	(6)	$950,971
Executive Vice President and	2014	$369,231	$400,000	$845,500	$160,000	$250,000	$—	$126,401		$2,151,132
Chief Financial Officer (5)

Michele Conforti	2015	$364,644	$—	$250,000	$—	$250,000	$—	$240,554	(7)	$1,105,198
Executive Vice President and	2014	$395,707	$280,401	$250,000	$180,160	$250,000	$—	$222,939		$1,579,207
President, Affinion International

Sloane Levy	2015	$423,077	$—	$250,000	$—	$250,000	$—	$27,894	(8)	$950,971
Executive Vice President and	2014	$400,000	$360,000	$250,000	$234,088	$250,000	$—	$27,318		$1,521,406
President, Membership Services	2013	$400,000	$360,000	$—	$—	$—	$—	$17,472		$777,472

Robert Lyons	2015	$423,077	$—	$250,000	$—	$250,000	$—	$27,894	(9)	$950,971
Executive Vice President and	2014	$315,385	$299,616	$250,000	$100,000	$250,000	$—	$151,880		$1,366,881
Chief Operating Officer

(1)

For 2015, Mr. Siegel’s target bonus remained at 150%, Mr. Miller’s target remained at 100%, Mr. Conforti’s target remained at 75%, Ms. Levy’s target remained at 100% and Mr. Lyons’ target remained at 100%.  The Committee has not yet determined the amount of the 2015 annual bonuses to be paid to each of the named executive officers, if any. We anticipate that 2015 annual bonuses will be determined by April 2016.

(2)

The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2015, 2014 and 2013 in accordance with FASB ASC Topic 718, including awards under the 2015 Retention Program.

(3)	The amounts in column (g) reflect, for each named executive officer, the cash portion of awards under the 2014 Performance Incentive Award Plan and the 2015 Retention Program.
(4)

The amounts shown in column (i) reflect, for Mr. Siegel, Mr. Miller, Ms. Levy and Mr. Lyons, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above).   For 2015 such amounts were $10,400 for Mr. Siegel, $10,400 for Mr. Miller, $10,400 for Ms. Levy and $10,400 for Mr. Lyons. Also included in this column are the value of long term disability insurance premiums imputed to these executive officers (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(5)	Includes an automobile allowance for 2015 equal to $17,340.
(6)	Includes an automobile allowance for 2015 equal to $17,340.
(7)	Includes a company car allowance for 2015 equal to $4,055, a company contribution to pension plan equal to $222,547 and an executive pension / health fund contribution equal to $13,953.
(8)	Includes an automobile allowance for 2015 equal to $17,340.
(9)	Includes an automobile allowance for 2015 equal to $17,340.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2015

4

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2015.

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
								All
								Other
								Stock
								Awards:	All Other		Grant
								Number	Option	Exercise	Date Fair
								of	Awards:	or Base	Value of
								Shares	Number of	Price of	Stock and
								of Stock	Securities	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Date	($)(1)	($)(1)	($)(1)	(#)	(#)	(#)	(#)(2)	Options (#)	($/sh)	($)(2)
Todd H. Siegel	3/16/2015	$950,000	$950,000	$950,000	—	—	—	833,333	—	—	$950,000
Gregory S. Miller	3/16/2015	$250,000	$250,000	$250,000	—	—	—	219,298	—	—	$250,000
Michele Conforti	3/16/2015	$250,000	$250,000	$250,000	—	—	—	219,298	—	—	$250,000
Sloane Levy	3/16/2015	$250,000	$250,000	$250,000	—	—	—	219,298	—	—	$250,000
Robert Lyons	3/16/2015	$250,000	$250,000	$250,000	—	—	—	219,298	—	—	$250,000

(1)	Amounts reflected in columns (c), (d) and (e) represent the cash component of awards granted under the 2015 Retention Program.
(2)	Amounts reflected in columns (i) and (l) relate to the retention unit component of awards granted under the 2015 Retention Program.
(3)

Awards disclosed in column (i) were granted under the 2007 Plan and reflect the original number of retention units granted under the 2015 Retention Program prior to adjustment in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering on November 9, 2015, as described below.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel served as an Executive Vice President and our Chief Financial Officer until September 20, 2012, at which time he was promoted to Chief Executive Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer, increased to $600,000 in connection with his promotion to Chief Executive Officer and again increased to $615,000 on February 27, 2015. Mr. Siegel is also eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Greg Miller. Effective as of December 16, 2013, we entered into an employment agreement with Mr. Miller pursuant to which he has served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from January 20, 2014 through January 20, 2015. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Miller’s annual base salary is $410,000 and his annual target bonus is 100% of base salary.

Michele Conforti. Effective as of May 14, 2007, we entered into an employment agreement with Mr. Conforti pursuant to which he served as Executive Vice President and Chief Financial Officer, Affinion International.  Effective March 1, 2014, Mr. Conforti was promoted to the role of President and Managing Director, Affinion International. On March 9, 2016, the Committee increased the base salary of Mr. Conforti by 5% and increased his target bonus from 75% of salary to 100% of salary.

Sloane Levy. On January 14, 2011, we entered into an employment agreement with Ms. Levy pursuant to which she served as Executive Vice President and General Counsel of the Company. The initial term of the agreement is one year. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Ms. Levy’s base salary of $300,000, subject to annual review for potential increases. Ms. Levy is eligible to receive an annual target bonus of 100% of her base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Ms. Levy’s annual base salary was increased to $400,000 effective May 1, 2011.  On April 1, 2014, Ms. Levy assumed the role of President, Membership.  Ms. Levy’s annual base salary was further increased to $410,000 effective April 1, 2015.

Robert Lyons. Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lyons pursuant to which he has served as Executive Vice President and Chief Operating Officer. The initial term of the employment agreement was from December 27, 2014 through December 27, 2015. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Lyons’ annual base salary is $410,000 and his annual target bonus is 100% of base salary.

Restrictive Covenants. Each of the named executive officers is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Shareholders Agreement, to the extent applicable. Each named executive officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his or her termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

Stock Incentive Plans

2015 Plan

On November 9, 2015, the board of directors of Affinion Holdings adopted, and the shareholders of Affinion Holdings approved the 2015 Plan, under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock. The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. Upon adoption of the 2015 Plan, no additional grants may be made under the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, the Affinion Group Holdings, Inc. 2007 Stock Award Plan, or the Webloyalty Holdings, Inc. 2005 Equity Award Plan.

The board of directors authorized a number of shares of Affinion Holdings’ common stock for grants under the 2015 Plan equal to 90,933 shares of Affinion Holdings’ common stock. Grants of non-qualified stock options, incentive (or tax-qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards may be made under the 2015 Plan. Cash bonus awards may also be granted under the 2015 Plan. The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after November 9, 2025.

The Committee (or Affinion Holdings’ board of directors acting as the Committee) administers the 2015 Plan and has the power to grant awards under the 2015 Plan, select eligible persons to receive awards under the 2015 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the 2015 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2015 Plan. In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2015 Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

2005 Plan

On October 17, 2005, Affinion Holdings adopted its 2005 Plan. The 2005 Plan allows Affinion Holdings to grant nonqualified stock options, rights to purchase shares of Affinion Holdings common stock and awards of restricted shares of Affinion Holdings common stock to Affinion Holdings and its affiliates’ directors, employees and consultants. The 2005 Plan is administered by the Committee, which has the power to grant awards under the 2005 Plan, select eligible persons to receive awards under the 2005 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the 2005 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2005 Plan. Upon adoption of the 2007 Plan, no additional grants were made under the 2005 Plan.

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

2007 Plan

On November 7, 2007, the board of directors of Affinion Holdings adopted its 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Affinion Holdings common stock. The rationale for the 2007 Plan was to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. Upon adoption of the 2015 Plan, no additional grants may be made under Affinion Holdings’ 2007 Plan.

Affinion Holdings’ board of directors authorized 10,000,000 shares of Affinion Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 9, 2015, the effective date of the 2015 Plan.

Webloyalty 2005 Plan

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

Option Cancellation

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee approved the cancellation of the Underwater Options previously issued and outstanding under the 2007 Plan and the Webloyalty 2005 Plan. The Underwater Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan and the Webloyalty 2005 Plan, the Underwater Options were canceled in connection with the 2015 Rights Offering.

Award Adjustment

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of the 2005 Options issued and outstanding under the 2005 Plan and Retention Units issued and outstanding under the 2007 Plan (the “Adjustment”). With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to the Converted Option to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. With respect to the Retention Units, for each share of Class A Common Stock originally underlying the Retention Units, the award was converted into retention units in respect of 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.

2014 PIA Awards

On April 1, 2014, the Committee approved the 2014 PIA awards, an equity and cash incentive award program consisting of performance incentive units (“PIUs”) and a cash incentive award (“CIA”). Each 2014 PIA award entitles the participant to one share of common stock for each PIU and a cash payment in respect of the CIA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the award are met.

The 2014 PIA awards were subject to certain performance factors and time-based vesting conditions. First, the maximum number of PIUs and the maximum amount of the CIA into which a participant was eligible to vest would have been determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. Second, the participant would have become vested in his or her PIUs and CIA, as adjusted based on actual 2014 performance, based on continued service with the Company. A participant’s PIUs and CIA, as adjusted based on actual 2014 performance, would have vested in three (3) substantially equal installments on each of March 15, 2015, March 15, 2016 and March 15, 2017, subject to the participant’s continued service on each applicable date.  For each PIU that actually became vested, a participant would have received one share of common stock and for the portion of the CIA that actually vests, the participant would have received an amount in cash equal to such vested portion of the CIA, in each case, subject to applicable tax withholding.

On March 16, 2015, the Committee determined that the 2014 PIA awards performance goals were not achieved at the minimum level to fund the 2014 PIA and, accordingly, all awards under the 2014 PIA Program were canceled.

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Program, an equity and cash incentive award program, intended to encourage the retention of certain key employees.  Each retention unit issued pursuant to the 2015 Retention Program entitles the participant to one share of common stock on settlement when the applicable vesting conditions for the award are met.  In addition, participants were issued cash awards under the 2015 Retention Program, which pay out in cash, subject to applicable withholding taxes, when the applicable vesting conditions for the award are met. A participant’s 2015 Retention Program award will vest in two (2) equal installments on each of March 15, 2016 and 2017, subject to the participant’s continued service on each applicable date.

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, each share of stock subject to the 2015 Retention Program was converted into 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.  All other terms of the 2015 Retention Program remain unchanged.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2015. As described above, on November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of the 2005 Options and the Retention Units.  With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. With respect to the Retention Units, for each share of Class A Common Stock originally underlying the Retention Units, the award was converted into retention units in respect of 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.  All numbers in this table have been adjusted to reflect the foregoing.

	Option Awards							Stock Awards
(a)	(b)			(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
												Equity
											Equity	Incentive
											Incentive	Plan Awards:
											Plan Awards:	Market or
											Number of	Payout
					Equity Incentive Plan			Number of		Market Value	Unearned	Value of
	Number of			Number of	Awards: Number			Shares or		of Shares or	Shares,	Unearned
	Securities			Securities	of Securities			Units of		Units of	Units	Shares, Units
	Underlying			Underlying	Underlying	Option		Stock		Stock That	or Other	or Other
	Unexercised			Unexercised	Unexercised	Exercise	Option	That Have		Have Not	Rights That	Rights That
	Options (#)			Options (#)	Unearned Options	Price($)	Expiration	Not		Vested	Have Not	Have Not
Name	Exercisable (1)(2)			Unexercisable (1)(2)	(#)	(3)(4)(5)	Date	Vested (#)		($)	Vested	Vested
Todd H. Siegel	493	Class C	(Tranche A )	—	—	$147.12	4/1/2024	—		—	—	—
	519	Class D	(Tranche A )	—	—	$147.12	4/1/2024	—		—	—	—
	246	Class C	(Tranche B)	—	—	$147.12	4/1/2024	—		—	—	—
	259	Class D	(Tranche B)	—	—	$147.12	4/1/2024	—		—	—	—
	246	Class C	(Tranche C)	—	—	$147.12	4/1/2024	—		—	—	—
	258	Class D	(Tranche C)	—	—	$147.12	4/1/2024	—		—	—	—
								3,145	Class C	$10,724	—	—
								3,311	Class D	$7,980
Gregory S. Miller								261,184	(7)	$297,750	—	—
								827	Class C	$2,820
								871	Class D	$2,099	—	—
Michele Conforti	79	Class C	(Tranche A)	—	—	$147.12	4/1/2024	—		—	—	—
	83	Class D	(Tranche A)	—	—	$147.12	4/1/2024	—		—	—	—
	39	Class C	(Tranche B)	—	—	$147.12	4/1/2024	—		—	—	—
	41	Class D	(Tranche B )	—	—	$147.12	4/1/2024	—		—	—	—
	39	Class C	(Tranche C)	—	—	$147.12	4/1/2024	—		—	—	—
	41	Class D	(Tranche C)	—	—	$147.12	4/1/2024	—		—	—	—
								827	Class C	$2,820	—	—
								871	Class D	$2,099	—	—
Sloane Levy								827	Class C	$2,820	—	—
								871	Class D	$2,099	—	—
Robert Lyons								827	Class C	$2,820	—	—

(1)

All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under Affinion Holdings’ 2005 Plan. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date. Options listed under column (b) are fully vested as of December 31, 2015.

(2)

Twenty percent of the Tranche A options vest and became exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Affinion Holdings, any unvested Tranche A options would have vested on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vested on the eighth anniversary of the grant date, or, if earlier, would have vested on the date on which a 20% or greater investor internal rate of return was realized.

The Tranche C options vested on the eighth anniversary of the grant date or, if earlier, would have vested on the date on which a 30% or greater investor internal rate of return was realized.

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

(4)

On April 1, 2014, the Committee reduced the exercise price of certain outstanding options granted under the Affinion Holdings’ 2005 Plan to $1.14 per share and extended the contractual term of the options to April 1, 2024.  In addition, on November 9, 2015, the Committee adjusted the number of shares and the exercise price of options granted under the 2005 Plan in connection with the 2015 Exchange Offers and 2015 Rights Offering.

(5)	Represents retention units held by each named executive officer that were award as part of the 2015 Retention Program.
(6)

Represents the market value of the retention units as of December 31, 2015, based on a value per share of Class C Common Stock equal to $3.41 and a value per share of Class D Common Stock equal to $2.41. With respect to Mr. Miller’s RSUs, the amount represents the cash Mr. Miller is entitled to receive in respect of the RSU’s based on his election to receive cash rather than shares.

(7)

Effective on January 20, 2014, pursuant to his employment agreement, Mr. Miller was granted 522,368 RSUs, which vest in two installments, 50% on January 20, 2015 and 50% on January 20, 2016, subject to his continuing employment through such vesting date.  The number of Mr. Miller’s RSUs as reflected in the table were not adjusted in connection with the 2015 Exchange Offers and 2015 Rights Offering on November 9, 2015.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2015.

Stock Awards(1)
	Number of Shares	Value Realized
	Acquired on	on
	Vesting	Vesting
Name	(#)	($)
Gregory S. Miller	261,184	297,750

(1)

Represents a cash payment received by Mr. Miller, based on his election to receive cash rather than shares, in respect of certain restricted stock units which were settled in a cash amount equal to $1.14 per share.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2015. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2015, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options granted under Affinion Holdings’ 2005 Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements).

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

The tables below reflect that Messrs. Siegel, Miller, Conforti and Lyons, and Ms. Levy would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of death or disability.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2015 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$1,845,000	$1,845,000	—	—	—
Cash Severance	—	—	—	$1,230,000	$1,230,000	$615,000	$615,000	—
Long-Term Incentive Compensation:
Stock Options (1)	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

The following table shows the potential payments upon termination of Mr. Miller’s employment on December 31, 2015 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$410,000	$410,000	—	—	—
Cash Severance	—	—	—	$410,000	$410,000	$410,000	$410,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Michele Conforti

In the event Mr. Conforti’s employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment of an amount equal to 100% of the aggregate amount of his annual base salary.  In the event Mr. Conforti violates any of the restrictive covenants he will have no further right to receive any severance payments. In addition, as compensation for a non-compete covenant, Mr. Conforti is entitled to 50% of the aggregate amount of his base salary at the end of his employment.

The following table shows the potential payments upon termination of Mr. Conforti’s employment on December 31, 2015 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	—	—	—	—	—
Cash Severance	$182,322	$182,322	$182,322	$364,644	$364,644	$182,322	$182,322	$182,322
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

The following table shows the potential payments upon termination of Ms. Levy’s employment on December 31, 2015 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$410,000	$410,000	—	—	—
Cash Severance	—	—	—	$410,000	$410,000	$410,000	$410,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Robert Lyons

In the event Mr. Lyons’ employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lyons’ employment had terminated due to death or disability, he would have been entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lyons violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lyons’ employment on December 31, 2015 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$410,000	$410,000	—	—	—
Cash Severance	—	—	—	$410,000	$410,000	$410,000	$410,000	—
Long-Term Incentive Compensation:
Stock Options (1)		—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

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

Director Compensation

Prior to November 9, 2015, our non-employee directors were entitled to receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, prior to November 9, 2015, Mr. Matthew H. Nord was eligible to receive $15,000 payable in equal quarterly installments for serving as the chairman of the audit committee of the board of directors and Mr. Michael A. Reiss was eligible to receive $7,500 payable in equal quarterly installments for serving on the audit committee of the board of directors. Effective as of November 9, 2015, the annual compensation payable to our non-employee directors was increased to $100,000 payable in equal quarterly installments.  In addition, Mr. Wells received a one-time payment equal to $50,000 upon his appointment as chairman of the board of directors and he is eligible to receive $50,000 annually, payable in equal quarterly installments for serving as chairman of the board of directors, members of the audit committee became eligible to receive an additional $30,000 annually payable in cash and all non-employee directors became eligible to receive $70,000 in restricted stock unit awards annually. Directors who are our employees receive no further compensation for their service as directors.

The table below summarizes the compensation paid by us and earned or accrued by directors for the fiscal year ended December 31, 2015.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Change in
				Pension
	Fees			Value and
	Earned or			Deferred
	Paid in	Stock	Option	Compensation	All Other
Name (1)	Cash ($)	Awards ($)	Awards ($)(2)	Earnings ($)	Compensation ($)	Total ($)
Marc E. Becker(3)	$23,500	$—	$—	$—	$—	$23,500
Matthew H. Nord(3)	$34,000	$—	$—	$—	$—	$34,000
Eric L. Press(3)	$24,500	$—	$—	$—	$—	$24,500
Michael A. Reiss(3)	$30,250	$—	$—	$—	$—	$30,250
David J. Topper(4)	$46,519	$—	$—	$—	$—	$46,519
Skip Victor	$60,924	$—	$—	$—	$—	$60,924
L. Spencer Wells(5)	$71,624	$—	$—	$—	$—	$71,624
Scott W. Bernstein(6)	$14,416	$—	$—	$—	$—	$14,416
Rick P. Frier(7)	$14,416	$—	$—	$—	$—	$14,416
Nathaniel J. Lipman(8)	$255,853	$—	$—	$—	$24,020	$279,873

(1)

Mr. Siegel, our Chief Executive Officer, is not included in this table as he is our employee and receives no compensation for his services as a director. The compensation received by Mr. Siegel is shown in the Summary Compensation Table.

(2)	As of December 31, 2015 the directors named in the above table do not hold any outstanding stock options.
(3)

The fees paid to Messrs. Becker, Nord, Press and Reiss reflect their resignations as directors on November 9, 2015.  In addition, Messrs. Becker, Nord, Press and Reiss waived all fees to which they were entitled following the second quarter of 2015.

(4)	Mr. Topper’s fees reflect his resignation as a director on November 9, 2015.
(5)

Mr. Wells’ fees reflect his appointment as a director on November 9, 2015. Mr. Wells also received a one-time payment equal to $50,000 in connection with his appointment as chairman of the board of directors.

(6)	Mr. Bernstein’s fees reflect his appointment as a director on November 9, 2015.
(7)	Mr. Frier’s fees reflect his appointment as a director on November 9, 2015.
(8)

Effective as of September 25, 2012, and in connection with his resignation as our Chief Executive Officer and continuing role as chairman of the board of directors, we entered into an employment agreement with Mr. Lipman. The agreement provided for Mr. Lipman’s base salary (which was $250,000) and also provided for post-termination non-compete, non-solicit and non-disparagement obligations. Mr. Lipman resigned as chairman of the board of directors on November 9, 2015. In connection with his resignation, Mr. Lipman entered into a consulting agreement with Affinion effective November 9, 2015, pursuant to which he will provide certain consulting services to Affinion on a part-time basis and will be entitled to receive a fee of $22,000 per month. Fees earned or paid in cash as reflected in the table above represents his salary under his employment agreement ($217,092) and consulting fees under his consulting agreement ($38,761). All other compensation includes the matching contribution we made on behalf of Mr. Lipman to the Employee Savings Plan of $8,846 and a car allowance of $15,174.

Compensation Committee Interlocks and Insider Participation

During 2015, the members of the Compensation Committee consisted of Messrs. Becker, Press and Topper until their resignations on November 9, 2015. From November 9, 2015 until December 8, 2015, the Company had no Compensation Committee and no deliberations of the Board concerning executive compensation were held. During the remainder of the year, the members of the Compensation Committee consisted of Messrs. Wells, Bernstein, Frier and Victor. Messrs. Becker and Press are principals and stockholders of Apollo, our controlling stockholder at the time. Neither Mr. Becker nor Mr. Press has ever been one of our officers or employees. During 2015, neither Mr. Becker nor Mr. Press had any relationship that requires disclosure in this Report as a transaction with a related person. Mr. Bernstein was an officer of Cendant Membership Services from 1999 to 2001, when it was spun off into Trilegiant Corporation, our subsidiary, and was an officer of Trilegiant Corporation in 2001. During 2015, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ Common Stock as of February 23, 2016 by (i) each person known to beneficially own more than 5% of the Common Stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the board of directors of Affinion Holdings and (iv) all of our executive officers and members of the board of directors of Affinion Holdings as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities, in accordance with Rule 13d-3 under the Exchange Act. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

On November 9, 2015, Affinion Holdings completed the 2015 Rights Offering in which it, among other things, issued a Limited Warrant to purchase up to 462,266 shares of Common Stock. The Limited Warrant will not become exercisable until and unless the holder provides notice to Affinion Holdings that such holder has received the requisite regulatory approval or is no longer subject to the regulatory approval as a result of its transfers of shares of Common Stock. Because the Limited Warrant is not exercisable within 60 days, the Limited Warrant is not reflected below.

For a description of director nomination rights, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors.”

Information regarding holders of Common Stock is based on the share register maintained by the transfer agent and provided to the Company.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
Third Avenue (a)	1,809,573	19.9%
Allianz (b)	1,748,332	19.2%
Empyrean(c)	1,393,818	15.1%
PennantPark(d)	1,040,525	11.4%
Ares(e)	968,600	10.6%
Todd H. Siegel(f)	3,214	*
Gregory S. Miller(g)	162	*
Michele Conforti(h)	486	*
Sloane Levy	-	*
Robert Lyons	-	*
L. Spencer Wells	-	*
Scott W. Bernstein	-	*
Rick P. Frier	-	*
Skip Victor	—	*
Directors and executive officers as a group (14 persons)(i)	4,864	0.1%

(*)	Less than one percent.
(a)

Represents 1,800,865 shares of Common Stock owned of record by Jura Limited, Third Avenue Capital PLC on behalf of Third Avenue High Yield Credit Fund and Third Avenue Trust on behalf of Third Avenue Focused Credit Fund (together, the “Third

Avenue Entities”) and 8,708 shares of Common Stock underlying the Limited Warrant owned by Third Avenue Trust on behalf of Third Avenue Focused Credit Fund. Third Avenue Management LLC serves as the investment advisor to the Third Avenue Entities.  The Management Committee of Third Avenue Management LLC has ultimate authority for investment decisions for each of the Third Avenue Entities and, as such, may be deemed to have voting and dispositive control over the securities held by the Third Avenue Entities.  The Management Committee’s members are David Resnick, Vincent Dugan, W. James Hall, Matthew Fine and Jason Wolf. The Third Avenue Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The Third Avenue Entities have not yet received such required consents. Third Avenue also beneficially owns a Limited Warrant to acquire up to 462,266 shares of Common Stock (8,708 shares of which are currently exercisable and included above) and Class C/D Common Stock representing the right to acquire, upon conversion thereof and payment of the conversion price associated therewith, up to 1,071 shares of Common Stock; provided, however, that the exercise of the Limited Warrant and/or conversion of the Class C/D Common Stock is subject to the prior approval of the FCA as a result of which Third Avenue hereby disclaims beneficial ownership of the shares of Common Stock issuable upon the exercise or conversion of the Limited Warrant (except as described above) and Class C/D Common Stock beneficially owned thereby. The address of the Third Avenue Entities is Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, New York 10017.

(b)

Represents 1,748,332 shares of Common Stock owned of record by AllianzGI Convertible & Income Fund, AllianzGI Convertible & Income Fund II, AllianzGI High Yield Bond Fund, AllianzGI Income and Growth High Yield, AllianzGI US High Yield Fund, Allianz Income and Growth Fund – High Yield, Allianz Target Return Bond US – HY Sub, Allianz US High Yield Selection 1 and Allianz High Yield Selection II (together, the “AllianzGI Entities”). The AllianzGI Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The AllianzGI Entities have not yet received such required consents. Allianz Global Investors U.S. LLC (“AllianzGI US”) provides investment advisory services to the AllianzGI Entities and AllianzGI US is a wholly owned indirect subsidiary of Allianz SE, a publicly traded company. The address of each of the AllianzGI Entities, AllianzGI US and Allianz SE is c/o Allianz Global Investors U.S. LLC, 1633 Broadway, New York,  NY 10019.

(c)

Represents 1,266,385 shares of Common Stock owned of record by Empyrean Capital Fund, LP (“ECF”), Empyrean Capital Overseas Master Fund, Ltd. and P EMP Ltd. (together, the “Empyrean Clients”). Also represents 127,433 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by the Empyrean Clients. The Empyrean Clients are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The Empyrean Clients have not yet received such required consents. Empyrean Capital Partners, LP (the “Investment Manager”) serves as the investment advisor to the Empyrean Clients.  Empyrean Associates, LLC serves as the general partner to ECF, and Empyrean Capital, LLC serves as the general partner to the Investment Manager. Amos Meron and Michael Price are managing members of Empyrean Associates, LLC and Empyrean Capital, LLC, and as such may be deemed to have voting and dispositive control of the shares of Common Stock held directly by the Empyrean Clients. The address of each of the Empyrean Clients, the Investment Manager, Empyrean Associates, LLC, Empyrean Capital, LLC, Amos Meron and Michael Price is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(d)

Represents 996,942 shares of Common Stock owned of record by PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund II LP (together, the “PennantPark Entities”).  Also represents 43,583 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by the PennantPark Entities. The PennantPark Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The PennantPark Entities have not yet received such required consents. PennantPark Investment Advisers, LLC is a registered investment advisor that directly or indirectly manages the investment activities of each of the PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund LP. Arthur H. Penn, Jose A. Briones, Salvatore Giannetti III and P. Whitridge Williams, Jr. are the senior investment professionals of PennantPark Investment Advisers, LLC. Each of PennantPark Investment Advisers, LLC and Messrs. Penn, Briones, Giannetti III and Williams, Jr. may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned of record by the PennantPark Entities. The address of each of the PennantPark Entities and individuals listed in this footnote is c/o 590 Madison Avenue, 15th Floor, New York, New York 10022.

(e)

Represents 944,609 shares of Common Stock owned of record by Anthem Inc. (“Anthem”), Ares Dynamic Credit Allocations Fund Inc. (“ARDC”), Ares Special Situations Fund III, LP (“ASSF III”), Ares Strategic Investment Partners Ltd. (“ASIP I”), ASIP (Holdco) IV S.a r.l. (“ASIP IV”), Future Fund Board of Guardians (“AFF”), RSUI Indemnity Company (“RSUI”) and Transatlantic Reinsurance Company (“TRC,” and together with Anthem, ARDC, ASSF III, ASIP I, ASIP IV, AFF and RSUI, collectively, the “Ares Clients”). Also represents 23,991 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by certain of the Ares Clients. The Ares Clients are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The Ares Clients have not yet received such required consents. Ares WLP Management L.P. serves as the investment advisor of Anthem. Ares WLP Management GP LLC serves as the general partner of Ares WLP Management L.P. and is wholly owned by Ares Management LLC (“Ares Management”). Ares Capital Management II LLC serves as the investment advisor of ARDC and is wholly owned by Ares Management. ASSF Operating Manager III, LLC serves as the investment advisor of ASSF III and is wholly owned by Ares Management. ASSF Management III, L.P. serves as the general partner of ASSF III and its general partner is ASSF Management III GP LLC.  ASSF Management III GP LLC is wholly owned by Ares Investments Holdings LLC (“Ares Investments”). ASIP I is wholly owned by Ares Strategic Investment Partners, L.P. (“ASIP Master”). Ares Strategic Investment Management LLC serves as the investment advisor of ASIP Master and is wholly owned by Ares.  Ares Strategic Investment GP, LLC serves as the general partner of ASIP Master and is owned by Ares Offshore Holdings L.P. (“Ares Offshore”). Ares Strategic Investment Partners IV is the sole shareholder of ASIP IV. Ares Strategic Investment Partners IV’s issued shares are listed on the Luxembourg Stock Exchange, but wholly owned by a Swedish pension fund. ASIP Operating Manager IV LLC serves as the investment advisor of each of ASIP IV and Ares Strategic Investment Partners IV and is wholly owned by Ares Management. Ares Enhances Loan Investment Strategy Advisor IV, L.P. serves as the investment advisor of AFF. Ares Enhanced Loan Investment Strategy Advisor IV GP, LLC serves as the general partner of Ares Enhanced Loan Investment Strategy Advisor IV, L.P. and is wholly owned by Ares Management. Ares ASIP VII Management L.P. serves as the investment advisor of both RSIU and TRC. Ares ASIP VII GP, LLC serves as the general partner of Ares ASIP VII Management L.P. and is wholly owned by Ares Management. ARDC is publicly traded on the New York Stock Exchange under ticker symbol “ARDC.” The general partner or voting interests in each of Ares Management, Ares Investments and Ares Offshore are indirectly owned by Ares Management, L.P. Ares Management, L.P. is publicly traded on the New York Stock Exchange under ticker symbol “ARES.” Ares Management, L.P. may be deemed to have voting and dispositive control of the Common Stock held directly by the Ares Clients. The address of each of the Ares Clients, Ares Management, L.P. and its subsidiaries is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

(f)

Includes 580 shares of Class C Common Stock and 610 shares of Class D Common Stock. Includes 986 shares of Class C Common Stock and 1,038 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

(g)	Includes 79 shares of Class C Common Stock and 83 shares of Class D Common Stock.
(h)

Includes 79 shares of Class C Common Stock and 83 shares of Class D Common Stock. Includes 158 shares of Class C Common Stock and 166 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

(i)

Includes 890 shares of Class C Common Stock and 936 shares of Class D Common Stock. Includes 1,480 shares of Class C Common Stock and 1,558 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

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

On November 7, 2007, the board of directors of Affinion Holdings adopted the 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. Affinion Holdings’ board of directors authorized 10,000,000 shares of Affinion Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 9, 2015, the effective date of the 2015 Plan.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2015, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2015, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2015, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

Cancellation of Options and Adjustment of Equity Awards in Connection with the 2015 Transactions

On November 9, 2015, in connection with the consummation of the 2015 Transactions, the Committee approved the cancellation of all stock options (the “Terminated Options”) previously issued and outstanding under the 2007 Plan and the Webloyalty 2005 Plan. The Terminated Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Terminated Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan and the Webloyalty 2005 Plan, the Terminated Options were cancelled for no consideration in connection with the 2015 Rights Offering. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation.

In addition, on November 9, 2015, in connection with the consummation of the 2015 Transactions, the Committee adjusted the terms of stock options (the “2005 Options”) issued and outstanding under the 2005 Plan and the retention units that were issued and outstanding under the 2007 Plan (the “Adjustment”). With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.0037749 shares of Class C Common Stock and 0.0039736 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. With respect to the retention units for each share of Class A Common Stock originally underlying the RUs, the award was converted into retention units in respect of 0.0037749 shares of Class C Common Stock and 0.0039736 shares of Class D Common Stock.

Awards previously issued under the 2007 Plan that are payable in cash were not affected by the 2015 Transactions and will remain payable in accordance with their terms.

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan, see Note 14 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan as of December 31, 2015.

				Number of securities remaining
	Number of securities		Weighted-average	available for future issuance under
	to be issued upon		exercise price of	equity compensation plans
	exercise of outstanding		outstanding options,	(excluding securities reflected in
	options, warrants and rights		warrants and rights	column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by securityholders
Options	16,065	(1)	$147.12	—
Unallocated	—		—	—
Equity compensation plans not approved by securityholders
2015 retention units	26,830	(2)	—	—
Restricted stock units	2,028	(3)	—	—
Total	44,923		(4)	—

(1)	Represents 7,826 options to acquire shares of Class C common stock and 8,239 options to acquire shares of Class D common stock.
(2)	Represents retention units for 13,071 shares of Class C common stock and 13,759 shares of Class D common stock upon vesting.
(3)	Represents restricted stock units that can be settled for cash or for 988 shares of Class C common stock and 1,040 shares of Class D common stock.
(4)	Not applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Acquisition

Purchase Agreement

Overview. On July 26, 2005, we, along with Affinion, entered into a purchase agreement with Cendant. Pursuant to the purchase agreement, on October 17, 2005, we purchased from Cendant all of the equity interests of AGLLC, and all of the share capital of Affinion International. The aggregate purchase price paid to Cendant was approximately $1.8 billion (consisting of cash and newly issued preferred stock of Affinion Holdings and after giving effect to certain fixed adjustments), subject to further adjustments as provided in the purchase agreement. In addition, Cendant received a warrant to purchase up to 7.5% of the outstanding common stock of Affinion Holdings.

Following the 2005 Acquisition, Affinion Holdings owned 100% of Affinion’s common stock. At such time, with respect to the capital stock of Affinion Holdings, (i) approximately 97% of its common stock then outstanding was owned by Parent LLC, (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant.

Indemnification. Cendant has agreed to indemnify us, Affinion and each of our and Affinion’s affiliates, and each of our and Affinion’s respective directors and officers, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and Affinion have agreed to indemnify Cendant, its affiliates and each of their respective directors and officers for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties expired on April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the matters described below.

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to Affinion Holdings and Affinion in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Realogy was subsequently acquired by an affiliate of Apollo.

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to the facts and circumstances of Fortis and the accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for, among others: (i) breaches of its representations and warranties with respect to legal proceedings that (x) occur after the date of the purchase agreement, (y) relate to facts and circumstances related to the business of AGLLC or Affinion International and (z) constitute a breach or violation of its compliance with law representations and warranties; and (ii) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International.

Cendant, Affinion Holdings and Affinion have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by us and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. We have the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Agreements with Certain Shareholders

Affinion Holdings Stockholder Agreement

On January 14, 2011, the Company and Affinion entered into, and consummated, an Agreement and Plan of Merger (the “Merger Agreement”) that resulted in Affinion Holdings’ indirect acquisition of all of the capital stock of Webloyalty and the conversion of Webloyalty securities into Affinion Holdings securities (the “Webloyalty Acquisition”). As a result of the Webloyalty Acquisition, (i) Parent LLC, which is an affiliate of Apollo, and Affinion Holdings’ existing management investors collectively owned approximately 70.4% of Affinion Holdings’ issued and outstanding common stock; (ii) General Atlantic owned approximately 20.6% of Affinion Holdings’ issued and outstanding common stock; and (iii) other holders of Webloyalty common stock collectively owned approximately 9.0% of Affinion Holdings’ issued and outstanding common stock.

On January 14, 2011, Affinion Holdings entered into the Stockholder Agreement (the “Affinion Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively with any transferee trusts, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”). On December 12, 2013, in connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes (the “2013 Refinancing”), the Affinion Holdings Stockholder Agreement was further amended to account for the rights of holders of warrants following the maturation of their right, if ever, to elect a majority of the Company’s directors.

The Affinion Holdings Stockholder Agreement permitted certain of Affinion Holdings’ stockholders—at the time, Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. The Chief Executive Officer of Affinion Holdings also would serve as a director, and the holders of a majority of the issued and outstanding shares of Affinion Holdings’ common stock would nominate the remaining directors. Under the Affinion Holdings Stockholder Agreement, as amended, investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic had the right to nominate eight and three, respectively, of our then twelve directors. In addition, the Affinion Holdings Stockholder Agreement provided for the nomination of Mr. Todd H. Siegel as a director in his capacity as our Chief Executive Officer and the nomination of Nathaniel J. Lipman as a director. However, as a result of the 2013 Refinancing, the related amendments to the Affinion Holdings Stockholder Agreement and Affinion Holdings’ certificate of incorporation and by-laws, and the execution of the Warrantholder Rights Agreement (as defined below), if on December 12, 2017, 5% or more of aggregate principal amount of the Affinion Holdings 2013 senior notes issued in the 2013 Refinancing were then outstanding and unpaid (the “Control Event”), the provisions of the Affinion Holdings Stockholder Agreement regarding the rights of Major Stockholders thereunder to nominate and elect directors, exercise preemptive rights and certain other information rights would be irrevocably waived and be of no further force and effect, and replaced with a right to nominate one director (or in Apollo’s case, two directors) for so long as such stockholders owned certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. In addition, the amendment increased the size of Affinion Holdings’ board of directors to twelve, which vacancy was filled by the holders of Series A Warrants.

At any time before a Qualified Public Offering (as defined in the Affinion Holdings Stockholder Agreement), the Affinion Holdings Stockholder Agreement required each Major Stockholder, if it wished to transfer shares of Affinion Holdings’ common stock, to offer its shares of Affinion Holdings’ common stock, first, to Affinion Holdings and, second, to the other Major Stockholders. In addition, if Affinion Holdings or any of its subsidiaries proposed to issue any equity securities or securities convertible into or exchangeable for equity securities (subject to customary exceptions), each Major Stockholder and each Principal WL Stockholder (for so long as each such Principal WL Stockholder, along with its affiliates, held a number of shares of Affinion Holdings’ common stock equal to 50% or more of the shares of Affinion Holdings’ common stock issued to such Principal WL Stockholder in connection with the Webloyalty Acquisition) would have the right to purchase its pro rata share of the offering.

Before a Qualified Public Offering, if any party or parties to the Affinion Holdings Stockholder Agreement proposed to transfer to a third-party more than 5% of the shares of Affinion Holdings’ common stock beneficially owned by such transferring party, all other parties to the Affinion Holdings Stockholder Agreement would have the right to participate pro rata in the transfer. In addition, Parent LLC and, following the fifth anniversary of the date of the Affinion Holdings Stockholder Agreement, General Atlantic (for so long as it is a Major Stockholder) would each have the right to require the other holders of Affinion Holdings’ common stock to (1) sell in a transaction comprising the sale of 80% or more of Affinion Holdings’ common stock beneficially owned by Parent LLC or General Atlantic, as applicable, the same percentage of their respective shares of Affinion Holdings’ common stock as Parent LLC or General Atlantic, as applicable, desires to sell or (2) vote in favor of a sale of all or substantially all of Affinion Holdings’ and its subsidiaries’ assets to unaffiliated third parties.

Without each Major Stockholder’s prior approval, Affinion Holdings would not, and would cause each of its subsidiaries not to, take or omit to take, as applicable, certain actions related to (1) non-pro rata redemptions, (2) changes to Affinion Holdings’ organizational documents, (3) asset acquisitions or dispositions and (4) affiliate transactions. The Affinion Holdings Stockholder Agreement would terminate with respect to any holder thereunder on the date such holder ceases to own any shares of Affinion Holdings’ common stock.

On May 7, 2014, with the consent of the holders of a majority of Affinion Holdings’ exercisable Series A Warrants and Series B Warrants, Affinion Holdings, along with investment funds affiliated with the Apollo Funds and General Atlantic, entered into an amendment to the Affinion Holdings Stockholder Agreement. The amendment reduced the size of Affinion Holdings’ board of directors from twelve to nine. In addition, the amendment provided that the board of directors could from time to time increase or decrease the size of the board of directors with the consent of the Apollo Funds and General Atlantic; provided, however, that upon the demand of either the Apollo Funds or General Atlantic, Affinion Holdings would be required to increase the size of the board of directors in order to permit such demanding party to fully exercise its rights to nominate directors under the Affinion Holdings Stockholder Agreement.

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into a Shareholders Agreement (the “Shareholders Agreement”) that, among other things, amended and restated the Affinion Holdings Stockholder Agreement, effective as of November 9, 2015.

Affinion Holdings Securityholder Rights Agreement

On January 14, 2011, Affinion Holdings, Parent LLC, General Atlantic and other holders party thereto entered into a Securityholder Rights Agreement (the “Affinion Holdings Securityholder Rights Agreement”), pursuant to which the parties thereto had certain rights with respect to Affinion Holdings’ common stock, including tag-along rights and information rights. Parent LLC and General Atlantic also were provided with drag-along rights. The Affinion Holdings Securityholder Rights Agreement contained restrictions on the transfer of Affinion Holdings’ common stock, other than Affinion Holdings’ common stock held by Parent LLC or General Atlantic (whose Affinion Holdings’ common stock was subject to the Affinion Holdings Stockholder Agreement’s transfer restrictions). The Affinion Holdings Securityholder Rights Agreement would terminate automatically upon: (i) a change of control of Affinion Holdings; (ii) a vote to dissolve Affinion Holdings; or (ii) any event that reduces the number of stockholders to one.

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into the Shareholders Agreement that, among other things, amended and restated the Securityholder Rights Agreement, effective as of November 9, 2015.

Amended and Restated Affinion Holdings Registration Rights Agreement

On December 12, 2013, Affinion Holdings, Parent LLC, each of the Principal WL Stockholders and the holders of the warrants entered into a Second Amended and Restated Registration Rights Agreement (the “Affinion Holdings Registration Rights Agreement”), pursuant to which Parent LLC, General Atlantic (on behalf of the holders of the majority of the eligible shares held by the Principal WL Stockholders) and the holders of the warrants had certain demand registration rights with respect to Affinion Holdings’ common stock. In addition, each party to the agreement could exercise “piggyback” rights, and certain holders could request an unlimited number of short-form registrations (including shelf registrations). Under the Affinion Holdings Registration Rights Agreement, Affinion Holdings agreed to assume the fees and expenses associated with registration, and the agreement also contained customary provisions with respect to registration procedures, underwritten offerings and indemnity and contribution rights and obligations.

On November 9, 2015, Parent LLC, General Atlantic and Affinion Holdings entered into a termination agreement terminating the Affinion Holdings Registration Rights Agreement.

Amended and Restated Consulting Agreement

On January 14, 2011, Affinion and Apollo Management V, L.P. (“Apollo”) entered into an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”) amending and restating a consulting agreement, dated as of October 17, 2005, between Affinion and Apollo. Under the Amended and Restated Consulting Agreement, Apollo and its affiliates would continue to provide certain advisory services to the Company regarding proposed financial transactions, acquisitions, investments and financial related matters of the Company and its subsidiaries and affiliates until October 17, 2017 or until Apollo owned less than 5% of the beneficial economic interests of the Company, whichever was earlier.

Pursuant to the Amended and Restated Consulting Agreement, the annual fee paid by Affinion increased to $2,604,845 from $2,000,000, commencing January 1, 2012, with an additional one-time fee of $604,845 being paid promptly after January 14, 2011 in respect of calendar year 2011. Furthermore, if Affinion consummated a transaction involving a change of control or an initial public offering before the termination of the Amended and Restated Consulting Agreement, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo could elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the Amended and Restated Consulting Agreement.

In addition, Affinion was permitted to engage Apollo to provide certain services if Affinion engaged in any merger, acquisition or similar transaction. If Affinion engaged another party to provide these services, Affinion may be required to pay Apollo a transaction fee. Affinion also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services provided under the Amended and Restated Consulting Agreement, which indemnification had been clarified to establish Affinion as the primary indemnitor if certain indemnified parties had a right to be indemnified by their affiliates.

In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, on December 12, 2013, Apollo and Affinion further amended the Amended and Restated Consulting Agreement, pursuant to which Apollo would not be paid any fees due under the Amended and Restated Consulting Agreement until such time as none of Affinion Holdings’ 2013 senior notes remained outstanding.

On November 9, 2015, each of the parties to the Amended and Restated Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the Amended and Restated Consulting Agreement, Affinion has no obligations to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the Amended and Restated Consulting Agreement. During the years ended December 31, 2013 and 2014, the Company recognized general and administrative expenses of $2.6 million and during the year ended December 31, 2015, the Company recognized a benefit to general and administrative expenses of $2.6 million.

Warrantholder Rights Agreement

In connection with the December 2013 refinancing of Affinion Holdings’ 2010 senior notes, on December 12, 2013, Affinion Holdings, Apollo, General Atlantic and the holders of warrants entered into a Warrantholder Rights Agreement (the “Warrantholder Rights Agreement”) pursuant to which the parties thereto had certain rights and obligations with respect to Affinion Holdings’ warrants and common stock, including pre-emptive rights on new equity issuances, tag-along rights and drag-along rights. The

Warrantholder Rights Agreement contained restrictions on the transfer of Affinion Holdings’ common stock issuable upon the exercise of the warrants, other than to affiliates, and prohibits any transfers of any of Affinion Holdings’ equity securities (including the warrants) unless any required regulatory approvals, registrations, filings or notices have been obtained or made. In addition, the Warrantholder Rights Agreement restricted the ability of Affinion Holdings and its subsidiaries, in certain instances and subject to limited exceptions, to (i) enter into transactions with Apollo, General Atlantic or their affiliates, (ii) make non-pro rata redemptions, dividends or distributions in which the exercisable warrants are not permitted to participate, (iii) voluntarily liquidate, dissolve or wind-up the affairs of Affinion Holdings or declare bankruptcy, (iv) reorganize, reclassify, reconstruct, consolidate or subdivide Affinion Holdings’ share capital or (v) make changes to Affinion Holdings’ certificate of incorporation or by-laws.

The Warrantholder Rights Agreement would terminate upon the dissolution of Affinion Holdings, if the number of holders was reduced to zero, upon a change of control or, if at any time following the consummation of an underwritten public offering, less than 5% of the aggregate principal amount of the Affinion Holdings’ 2013 senior notes issued in the 2013 exchange offer remained outstanding.

On May 7, 2014, Affinion Holdings amended the terms of the Warrantholder Rights Agreement to permit transactions with affiliates in respect of Affinion Holdings’ and its subsidiaries’ indebtedness on arm’s-length terms. Pursuant to the terms thereof, the amendment to the Warrantholder Rights Agreement was approved by Affinion Holdings, the Apollo Funds, General Atlantic, and the investors that owned a majority of the Class B Common Stock underlying the then exercisable warrants.

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into the Shareholders Agreement that, among other things, amended and restated the Warrantholder Rights Agreement, effective as of November 9, 2015.

Transactions with Richard Fernandes

On January 14, 2011, Mr. Richard J. Fernandes was appointed President of Affinion and Affinion Holdings and as Chief Executive Officer of AIL, a wholly-owned subsidiary of Affinion, effective as of January 14, 2011. Since September of 1998, Mr. Fernandes served as Chief Executive Officer of Webloyalty.

Mr. Fernandes entered into an employment agreement, dated as of January 14, 2011 (the “Fernandes Employment Agreement”), with Affinion and Affinion Holdings, in connection with his appointment as President of Affinion and Affinion Holdings and as Chief Executive Officer of AIL. The Fernandes Employment Agreement contemplated that Mr. Fernandes would serve in these positions for a period commencing on January 14, 2011 and ending on December 31, 2012 (the “Initial Term”), unless terminated earlier pursuant to the Fernandes Employment Agreement. After the Initial Term, the Fernandes Employment Agreement was subject to automatic one-year renewals unless either Mr. Fernandes or Affinion Holdings provided at least 90 days’ prior written notice of its intent not to renew the agreement. Effective May 10, 2013, Mr. Fernandes resigned from his positions as the Company’s Chief Executive Officer of Global Retail Services and Co-President of Affinion, as a result of which the Fernandes Employment Agreement was terminated.

Under the Fernandes Employment Agreement, Mr. Fernandes received a base salary of $425,000 and was eligible for an annual target bonus of 125% of his base salary; provided, that performance objectives determined each year by Affinion Holdings were met.

On May 8, 2013, in connection with his resignation as the Company’s Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Fernandes entered into a consulting agreement with the Company effective May 13, 2013, pursuant to which he continued working with the Company until the one-year anniversary of such resignation. The contract was subsequently amended to extend the term on a month-to-month basis and the contract could have been terminated by either party upon thirty days written notice. Mr. Fernandes provided certain consulting services to the Company on a part-time basis and was entitled to receive a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provided for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during that period. The contract was subsequently terminated effective November 9, 2015.

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

Transactions with Nathaniel J. Lipman

On November 9, 2015, in connection with his resignation as the Company’s Chairman of the Board, Nathaniel J. Lipman entered into a consulting agreement with the Company effective November 9, 2015, pursuant to which he will continue working with the Company. The contract can be terminated by either party upon sixty days written notice. Mr. Lipman will provide certain consulting services to the Company on a part-time basis and will be entitled to receive a fee of $22,000 per month. The agreement also provides for reimbursement of Mr. Lipman’s out-of-pocket business and travel expenses and for his healthcare insurance costs during that period.

2015 Transactions

2015 Exchange Offers

On November 9, 2015, (a) Affinion Holdings completed the 2015 Holdings Exchange Offer for its outstanding 2013 senior notes for shares of Common Stock and (b) Affinion Investments completed the 2015 Investments Exchange Offer for its outstanding Investments senior subordinated notes for shares of Common Stock of Affinion Holdings. Under the terms of the 2015 Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Common Stock. Under the terms of the 2015 Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Common Stock. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of Investments senior subordinated notes. The Company recognized a gain of $318.9 million in the fourth quarter of 2015 in connection with the 2015 Exchange Offers.

Immediately after the consummation of the 2015 Holdings Exchange Offer, (i) Affinion Holdings contributed to Affinion a number of shares of Common Stock sufficient to pay the consideration for the Investments senior subordinated notes in the 2015 Investments Exchange Offer; (ii) Affinion then used such shares of Common Stock to repurchase for cancellation its Affinion 2013 senior subordinated notes from Affinion Investments in the same principal amount as the principal amount of Investments senior subordinated notes accepted for exchange in the 2015 Investments Exchange Offer; and (iii) Affinion Investments then used such shares of Common Stock to repurchase for cancellation the tendered Investments senior subordinated notes.

Concurrently with the 2015 Exchange Offers, Affinion Holdings and Affinion Investments successfully solicited consents in the 2015 Consent Solicitations from holders to certain amendments to (a) the indenture governing Affinion Holdings’ 2013 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes, (b) the indenture governing the Investments senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions, and (c) the note agreement governing Affinion’s 2013 senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions and to permit the repurchase and cancellation of Affinion’s 2013 senior subordinated notes by Affinion in the same aggregate principal amount as the aggregate principal amount of the Investments senior subordinated notes repurchased or redeemed by Affinion Investments at any time, including pursuant to the 2015 Investments Exchange Offer.

2015 Rights Offering

On November 9, 2015, Affinion Holdings and Affinion International jointly completed the 2015 Rights Offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes who fully participated in the 2015 Exchange Offers the right to purchase an aggregate principal amount of $110.0 million of International Notes of Affinion International and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Each unit sold in the 2015 Rights Offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the 2015 Exchange Offers received non-certificated rights to subscribe for rights offering units. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a Limited Warrant to purchase up to 462,266 shares of Common Stock. The net cash proceeds from the 2015 Rights Offering will be used for working capital purposes of Affinion International and the Foreign Guarantors and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. Affinion will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the 2015 Transactions.

Shareholders Agreement

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into the Shareholders Agreement that, among other things, (1) amended and restated each of (a) the Affinion Holdings Stockholder Agreement, (b) that certain Management Investor Rights Agreement, dated as of October 17, 2005, as amended on April 30, 2010, by and among Affinion Holdings and the investors party thereto (the “Management Investor Rights Agreement”), (c) the Affinion Holdings Securityholder Rights Agreement and (d) the Warrantholder Rights Agreement, each such amendment and restatement effective as of November 9, 2015, and (2) established certain terms and conditions pursuant to which the holders of Common Stock are bound with respect thereto.

In addition, as a condition to the delivery of Common Stock, each recipient of Common Stock has executed and delivered a joinder to the Shareholders Agreement, in form and substance reasonably acceptable to Affinion Holdings.

The Shareholders Agreement contains the following terms:

Transfer Restrictions

Prior to a Listing, the Shareholders Agreement provides that transfers of shares of Common Stock and Class C/D Common Stock, other than pursuant to a Permitted Transferee (as such term is defined in the Shareholders Agreement) are subject to the consent of Affinion Holdings unless the shares may be resold pursuant to an effective resale registration statement under the Securities Act or pursuant to Rule 144 thereunder. A “Listing” means the registration of Common Stock under the Exchange Act, and (1) qualification for quotation on the OTC Bulletin Board (or other available over the counter market) (an “OTC Listing”) or (2) listing on a U.S. national securities exchange registered with the SEC (such listing, a “Public Listing”).

Tag-Along Rights

Prior to a Public Listing, if one or more parties to the Shareholders Agreement that collectively hold 35% of the shares of Common Stock then outstanding proposes to transfer for value any shares of Common Stock in a single transaction or series of related transactions, then each of the other parties to the Shareholders Agreement may elect to transfer its shares of Common Stock to the transferee up to an amount equal to the product of (1) the number of shares of Common Stock proposed to be transferred and (2) a fraction, the numerator of which is the number of shares of Common Stock owned by such investor and the denominator of which is the total number of shares of Common Stock then outstanding, at the same price and on substantially the same terms and conditions as agreed to by the transferee and investor initiating such transaction.

Preemptive Rights

Prior to a Public Listing, the Shareholders Agreement provides that upon a proposed issuance of equity securities of Affinion Holdings by Affinion Holdings or its subsidiaries, Affinion Holdings shall offer to each holder of 1% or more of the outstanding Common Stock the right to purchase its pro rata share, based on ownership of Common Stock on the terms and conditions of the proposed issuance. The preemptive rights are subject to customary limited carve-outs.

Minority Protections

The Shareholders Agreement requires the approval of the holders of 66⅔% of the Common Stock for Affinion Holdings to, or permit any of its subsidiaries to, (1) amend the charter or bylaws of Affinion Holdings, (2) merge or consolidate with, or enter into a reorganization or equity recapitalization, that results in the holders of Common Stock holding less than a majority of the equity in the surviving or resulting entity, (3) any sale of all or substantially all of Affinion Holdings’ assets on a consolidated basis, (4) enter into related party transactions with holders of 5% or more of the Common Stock or, unless on an arms’-length basis, any of their affiliates, (5) engage in a new line of business substantially unrelated to an existing line of business or (6) adopt an equity incentive plan that, together with all other equity incentive plans (excluding the 2005 Plan, the 2007 Plan and the Webloyalty 2005 Plan) is for more than 10% of the issued and outstanding Common Stock.

Financial Reports; Information Rights

The Shareholders Agreement obligates Affinion Holdings to deliver reports to stockholders substantially similar to the current, periodic and annual reports required by Section 13 or 15(d) of the Exchange Act unless Affinion Holdings is then a public reporting company or a voluntary filer.

Representations and Warranties

Investors party to the Shareholders Agreement, including as a result of executing a joinder thereto, are required to make customary representations and warranties to Affinion Holdings regarding (1) organization, (2) authority, and (3) absence of violations or failure to obtain required consents.

Listing Requirement

Pursuant to the Shareholders Agreement, Affinion Holdings is obligated to use commercially reasonable efforts to qualify the Common Stock for quotation on the OTC Bulletin Board as promptly as practicable following the closing of the 2015 Exchange Offers and 2015 Rights Offering. In addition, Affinion Holdings is obligated to use commercially reasonable efforts to cause the Common Stock to be listed on a U.S. national securities exchange registered with the SEC on or prior to the first anniversary of the closing of the 2015 Exchange Offers and 2015 Rights Offering.

Other Agreements

By executing the Shareholders Agreement, investors party thereto have agreed not to enter into any agreements or arrangements of any kind with any person or entity inconsistent with the provisions of the Shareholders Agreement.

Term; Termination

The Shareholders Agreement shall terminate upon the dissolution or liquidation of Affinion Holdings or the occurrence of a qualified initial public offering of Affinion Holdings.

For purposes of the Shareholders Agreement, a qualified initial public offering means a bona fide, marketed underwritten initial public offering after which closing such capital is quoted on the NASDAQ National Market or listed or quoted on the New York Stock Exchange or other national securities exchange acceptable to our board of directors and meeting one of the following two criteria: (i) the aggregate cash proceeds (net of underwriting discounts, commissions and offering expenses) of such offering to Affinion Holdings exceed $75 million, or (ii) at least 20% of the outstanding Common Stock (calculated in accordance with the Shareholders Agreement on a fully diluted basis, and for purposes of such calculation treating Common Stock issued in the initial public offering as outstanding Common Stock) shall have been issued or sold to the public in connection with such initial public offering.

Registration Rights Agreement

On November 9, 2015, Affinion Holdings, the holders of the Common Stock and certain holders of Class C/D Common Stock entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Affinion Holdings has granted such holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Common Stock that are held or acquired by them.

Shelf Registration

The Registration Rights Agreement requires Affinion Holdings, upon becoming eligible to file a registration statement on Form S-3, to use its commercially reasonable efforts to promptly prepare and file a shelf registration statement with respect to the resale of

Common Stock and maintain the shelf registration statement for one year. Holders may request a shelf-takedown one time per six month period. Holders owning 30% of the shares of Common Stock to be registered pursuant to a shelf registration statement may elect to have the offering underwritten. Affinion Holdings is required to prepare and file additional shelf registration statements as necessary every three years.

Demand Rights

The Registration Rights Agreement grants holders of 35% or more of the shares of Common Stock one demand registration right per six month period; provided, that Affinion Holdings does not have to effect a demand registration if a shelf registration statement is on file and effective or if such a demand registration would not reasonably be expected to result in aggregate gross cash proceeds in excess of $100 million (without regard to any underwriting discount or underwriter’s commission). After the first anniversary after the execution of the Registration Rights Agreement, holders owning 30% of the shares of Common Stock to be registered pursuant to a demand registration statement may elect to have the offering underwritten.

Black-Out Periods

Affinion Holdings has the ability to postpone the filing of a registration statement in connection with a shelf registration or a demand registration for not more than once in any twelve-month period, not to exceed 60 days, subject to certain conditions.

Piggyback Registration Rights

The Registration Rights Agreement grants the holders of Common Stock certain “piggyback” registration rights, which allows the holders the right to include shares of Common Stock in a registration statement filed by Affinion Holdings, including in connection with the exercise of any demand registration rights by any other security holder possessing such rights, subject to customary exceptions.

Reduction of Offering and Lock-Up Periods

If Affinion Holdings and the holders, in consultation with the underwriter in a demand or piggyback registration, determine in good faith that the amount or kind of securities requested to be included in such offering materially and adversely affects such offering, then the amount of securities to be offered by the participating holders will be reduced pro rata based on the formulation set forth in the Registration Rights Agreement. Holders of 1% or more of the Common Stock or holders who participate in an underwritten offering agree to enter into, if requested by underwriters, a customary lock-up agreement in connection with an underwritten offering made pursuant to the Registration Rights Agreement. In connection with any underwritten offering, such lock-up period will start no earlier than 7 days prior to the expected pricing date of such offering and will last no longer than 90 days after such pricing date, unless the offering is an initial public offering, in which case such lock-up period will last no longer than 180 days after such pricing date.

Underwriters

In connection with any underwritten shelf registration or demand registration, the holders of a majority of the shares of Common Stock to be registered shall select the underwriter, who must be reasonably satisfactory to Affinion Holdings.

Indemnification; Expenses

Affinion Holdings is required to indemnify prospective sellers in an offering pursuant to the Registration Rights Agreement and certain related parties against any losses or damages arising out of or based upon any untrue statement or omission of material fact in a registration statement or prospectus pursuant to which such prospective seller sells shares of Common Stock, unless such liability arose out of or is based on such party’s misstatement or omission. The Registration Rights Agreement also provides that Affinion Holdings is indemnified by each seller, severally and not jointly, against all losses caused by its misstatements or omissions up to the amount of net proceeds received by such prospective seller upon the sale of the shares of Common Stock giving rise to such losses. Affinion Holdings will pay all registration expenses incidental to its obligations under the Registration Rights Agreement, including legal fees and expenses.

Nominating Agreements

Affinion Holdings entered into a separate nominating agreement (collectively, the “Nominating Agreements”) with each of Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund, and Ares Management LLC, on behalf of certain affiliated funds and managed accounts, pursuant to which such investors, on behalf of their respective constituents, have the right to nominate one director for election to Affinion Holdings’ board of directors. Such nomination rights do not include any obligation on the part of any other investor to vote for such nominees, nor do they guarantee that such nominees will be successfully elected to serve on Affinion Holdings’ board of directors. The rights to nominate a director pursuant to the Nominating Agreements are subject to the investor, together with its affiliates, maintaining beneficial ownership of at least 8% of Affinion Holdings’ issued and outstanding Common Stock (including any Limited Warrants, but excluding (1) any other derivative securities or rights to acquire Common Stock and (2) any Common Stock issued pursuant to an equity incentive plan).

Amendment to Warrant Agreement for Series A Warrants and Series B Warrants

On November 9, 2015, together with the requisite holders of Series A Warrants and Series B Warrants, Affinion Holdings and American Stock Transfer & Trust Company, LLC (“Amstock”), as warrant agent, entered into an amendment to that certain Warrant Agreement, dated as of December 12, 2013 (the “Warrant Agreement”), by and between Affinion Holdings and Wells Fargo Bank, National Association, as warrant agent (as replaced by Amstock as successor warrant agent), effective as of November 9, 2015. Such amendment amended the terms of the Warrant Agreement to (1) cause each of the outstanding Series A Warrants to be automatically exercised, using cashless exercise, for shares of Class A Common Stock immediately prior to the Reclassification and (2) amend the terms of the Series B Warrants to accelerate the expiration thereof without having vested such that each outstanding Series B Warrant was cancelled and ceased to be outstanding, for no additional consideration, on November 9, 2015. As a result, due to the consummation of the 2015 Transactions, none of the Series A Warrants or Series B Warrants remain outstanding.

Limited Warrant

On November 9, 2015, in lieu of shares of Common Stock that would have resulted in Third Avenue Trust, together with its affiliates, acquiring over 19.9% of the issued and outstanding Common Stock, Affinion Holdings issued a Limited Warrant to acquire up to 462,266 shares of Common Stock to Third Avenue Trust, acting on behalf of Third Avenue Focused Credit Fund. The Limited Warrant is non-voting, non-participating and has an exercise price equal to $0.01 per share. The Limited Warrant contains customary anti-dilution protection for splits, reverse-splits, reclassifications and similar transformative events. The Limited Warrant will expire on the fifth anniversary of its issuance, and includes a covenant prohibiting Affinion Holdings from declaring or paying dividends in respect of the Common Stock until the first anniversary of the date of issuance. The board may not declare or pay dividends or distributions of any kind with respect to the Limited Warrant, and neither Affinion Holdings nor any of its subsidiaries have the right or ability to repurchase the Limited Warrant. The Limited Warrant may be transferred, subject to compliance with the Securities Act, and any restrictions contained in the Limited Warrant, the Fourth Amended and Restated Certificate of Incorporation of Affinion Holdings and the Shareholders Agreement. The Limited Warrant is exercisable at any time during the five year exercise period unless the exercising holder would require the approval of, or a filing with, the FCA or the ND Insurance Commissioner to acquire the Common Stock issuable upon such exercise, and such approval(s) have not been obtained and/or filing(s) have not been made.

Termination of Amended and Restated Consulting Agreement

On November 9, 2015, with the consent of the requisite holders of Series A Warrants, Apollo and Affinion entered into a Termination and Mutual Release (the “Termination of Consulting Agreement”) in respect of the Amended and Restated Consulting Agreement. Pursuant to the terms of the Termination of Consulting Agreement, each of the parties to the Amended and Restated Consulting Agreement agreed to the termination of the Amended and Restated Consulting Agreement for no additional consideration, and to a general release of the other party and its affiliates, and its and their respective former and present directors, officers, employees, representatives, partners and managers of all obligations arising under or related to the Amended and Restated Consulting Agreement (and covenanting not to sue in respect of such released claims) except that the obligation of Affinion to provide indemnification in accordance with Section 5 of the Amended and Restated Consulting Agreement for Liabilities (as defined in the Amended and Restated Consulting Agreement) arising from or related to acts or omissions occurring prior to the effective date of the Termination of Consulting Agreement survives the termination of the agreement. As a result of the Termination of Consulting Agreement, Affinion has no obligations to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the Amended and Restated Consulting Agreement.

Termination of Registration Rights Agreement

On November 9, 2015, Parent LLC, General Atlantic and Affinion Holdings entered into a termination agreement (the “Termination of Registration Rights Agreement”) terminating the Affinion Holdings Registration Rights Agreement. Pursuant to the terms of the Termination of Registration Rights Agreement, each of the investors, on the one hand, and Affinion Holdings, on the other hand, irrevocably released the other(s) for any and all obligations and liabilities arising from or related to the Affinion Holdings Registration Rights Agreement.

Other Related Party Transactions

During 2006, Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. On January 1, 2012, we entered into a new master services agreement with SourceHOV LLC (which is the successor to SOURCECORP by merger) for a term of five years, subject to our right to terminate at any time with 180 days’ notice. The fees incurred for these services for the years ended December 31, 2012 and 2013 was $0.7 million and $0.6 million, respectively. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the years ended December 31, 2014 and 2015.

During the year ended December 31, 2012, the Company purchased $4.1 million of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the years ended December 31, 2013, 2014 and 2015.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the years ended December 31, 2015 and 2014, the Company recognized expenses of $3.1 million and $0.4 million, respectively, which is included in general and administrative expenses in the accompanying audited condensed consolidated statement of comprehensive income. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $1.0 million for the year ended December 31, 2015 for usage of certain equipment by Novitex. During the year ended December 31, 2015, the Company also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the year ended December 31, 2015 and the period from September 9, 2014 through December 31, 2014, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.9 million and $2.7 million, respectively, which is included in net revenues in the accompanying audited condensed consolidated statement of comprehensive income.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. Subsequently, on December 12, 2013, Affinion Investments sold all of its membership interests in Alclear to Affinion Developments, LLC, a newly formed unrestricted subsidiary of Affinion. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and recognized a gain of $0.5 million. The Company provided support services to Alclear pursuant to a master services agreement, dated July 6, 2010. On January 6, 2016, we received a notice of termination from Alclear of the master services agreement. The Company recognized revenue of $0.4 million, $0.5 million and $0.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

Alclear is controlled and partially funded by Caryn Seidman-Becker, who also serves as its Chief Executive Officer. Ms. Seidman-Becker is the spouse of Marc Becker. Mr. Becker is a partner of Apollo and was a director of Affinion until November 2015. Apollo was a controlling stockholder of Affinion Holdings until November 2015.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, the board of directors has determined that each of Messrs. Wells, Bernstein, Frier and Victor is an independent director, as defined under the New York Stock Exchange rules.

For a discussion of the independence of members of our audit committee and compensation committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee” and “Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2015 and 2014.

	For the Years Ended
	December 31, 2015	December 31, 2014
Audit Fees	$3,298,000	$3,363,000
Audit-Related Fees (1)	195,000	245,000
Tax Fees (2)	—	17,000
All Other Fees	—	—
Total Fees	$3,493,000	$3,625,000

(1)	Audit related services in 2015 and 2014 represent SSAE 16 (service auditors) reports.
(2)	Tax services in 2014 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2015 and 2014 were pre-approved by our audit committee. The audit committee reviewed the 2015 and 2014 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

Exhibit No.	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc., filed in the State of Delaware on November 9, 2015 (incorporated by reference to Exhibit 3.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

3.2

Fourth Amended and Restated By-laws of Affinion Group Holdings, Inc., adopted on November 9, 2015 (incorporated by reference to Exhibit 3.2 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.1

Indenture, dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.2

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

4.3

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

4.4

Supplemental Indenture No. 3, dated as of August 22, 2012, among BreakFive, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit No. 4.13 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 333-133895).

4.5

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

4.6

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

4.7

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

4.8

Indenture, dated as of December 12, 2013 governing the 13.75%/14.50% Senior Secured PIK/Toggle Notes due 2018, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.9

Supplemental Indenture No. 1, dated as of October 19, 2015, to the Indenture dated as of December 12, 2013, governing the 13.75%/14.50% Senior Secured PIK/Toggle Notes due 2018, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit No. 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-173105).

Exhibit No.	Description
4.10

Indenture, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, between Affinion Investments, LLC, a Delaware limited liability company, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.11

Supplemental Indenture No. 1, dated October 19, 2015, to the Indenture, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, among Affinion Investments, LLC, a Delaware limited liability company, Affinion Investments II, LLC, a Delaware limited liability company, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-173105).

4.12

Note Agreement, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, between Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.13

Supplement No. 1, dated as of July 24, 2014, by Propp Corp., an Illinois corporation, and Affinion Group, Inc.  to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.14

Supplement No. 2, dated as of October 3, 2014, by SkyMall Ventures, LLC, a Nevada limited liability company, and Affinion Group, Inc., to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, File No. 333-133895).

4.15

Supplement No. 3, dated as of March 9, 2015, by Connexions SMV, LLC, a Delaware limited liability company, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.26 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

4.16

Supplement No. 4, dated as of October 19, 2015, to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-133895).

4.17

Indenture, dated as of November 9, 2015 governing the 7.5% Cash/PIK Senior Notes due 2018, among Affinion International Holdings Limited, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.18

Registration Rights Agreement, dated as of November 19, 2010, among Affinion Group, Inc., the Guarantors (as defined therein), Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit No. 4.12 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.19*	Form of Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
4.20*	Form of Registration Rights Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
4.21

Limited Warrant, dated as of November 9, 2015, issued by Affinion Group Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

Exhibit No.	Description
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

10.6

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

10.7

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

10.8

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

Exhibit No.	Description
10.9

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

10.12

First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.13

Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.14

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.15

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
10.23

Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.24

Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.25

Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.26

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

10.29

Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 333-133895).

10.30

Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.31

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

10.34

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.35

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.36

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.37

Agreement and General Release, dated as of July 3, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

Exhibit No.	Description
10.38

Amendment No. 1, dated as of May 13, 2014, to Consulting Agreement, dated as of May 13, 2013, by and between Trilegiant Corporation and RJF Consulting, LLC (incorporated by reference to Exhibit 10.42 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.39

Amendment to Employment Agreement, dated as of February 2, 2015, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel(incorporated by reference to Exhibit 10.43 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.40

Amendment to the Affinion Group Holdings, Inc. 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.44 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.41

Amendment to the Webloyalty Holdings, Inc. 2005 Equity Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.45 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.42

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

10.46

Intercompany Subordination Agreement, dated as of November 9, 2015, among Affinion Group, Inc., Affinion International Holdings Limited, Affinion International Limited and Bassae Holding B.V. (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.47

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (incorporated by reference to Exhibit 10.4 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.48

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Ares Management LLC, on behalf of certain affiliated funds and managed accounts (incorporated by reference to Exhibit 10.5 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.49

Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 9, 2015 (incorporated by reference to Exhibit 10.49 to Affinion Group Holdings, Inc.’s Registration Statement on Form 10 filed with the SEC on January 29, 2016, File No. 000-55577).

10.50

Consulting Agreement, dated as of November 9, 2015, between Affinion Group, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit 10.50 to Affinion Group Holdings, Inc.’s Registration Statement on Form 10 filed with the SEC on January 29, 2016, File No. 000-55577).

10.51

Amendment to Employment Agreement, dated as of March 9, 2016, between Affinion International S.r.l. and Michele Conforti) (incorporated by reference to Exhibit 10.51 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.52

Form of Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.52 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.53

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.53 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

Exhibit No.	Description
12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group Holdings, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

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

AFFINION GROUP HOLDINGS, INC.
Date: March 10, 2016	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	March 10, 2016
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President	March 10, 2016
Gregory S. Miller	and Chief Financial Officer (Principal Financial Officer)

/s/ Brian J. Dick	Executive Vice President	March 10, 2016
Brian J. Dick	and Chief Accounting Officer (Principal Accounting Officer)

/s/ L. Spencer Wells	Director	March 10, 2016
L. Spencer Wells

/s/ Scott W. Bernstein	Director	March 10, 2016
Scott W. Bernstein

/s/ Rick P. Frier	Director	March 10, 2016
Rick P. Frier

/s/ Skip Victor	Director	March 10, 2016
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

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in deficit and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Stamford, CT March 10, 2016

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$55.4	$32.3
Restricted cash	29.2	35.8
Receivables (net of allowances for doubtful accounts of $3.1 and $8.5, respectively)	114.0	119.3
Profit-sharing receivables from insurance carriers	19.9	28.7
Prepaid commissions	38.4	48.0
Income taxes receivable	0.5	1.3
Other current assets	85.1	104.6
Total current assets	342.5	370.0
Property and equipment, net	119.5	139.0
Contract rights and list fees, net	16.6	16.7
Goodwill	225.8	322.2
Other intangibles, net	55.0	103.3
Other non-current assets	60.0	68.4
Total assets	$819.4	$1,019.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$43.1
Accounts payable and accrued expenses	350.3	426.0
Deferred revenue	69.3	89.9
Income taxes payable	2.4	3.2
Total current liabilities	429.8	562.2
Long-term debt	1,901.9	2,229.6
Deferred income taxes	35.9	33.0
Deferred revenue	7.7	10.0
Other long-term liabilities	27.1	31.3
Total liabilities	2,402.4	2,866.1
Commitments and contingencies
Deficit:
Common stock, $0.01 par value, 520,000,000 shares authorized , 9,093,330 issued and outstanding	0.1	—
Class C common stock, $0.01 par value, 10,000,000 shares authorized, 491,167 issued and 490,083 outstanding	—	—
Class D common stock, $0.01 par value, 10,000,000 shares authorized, 517,018 issued and 515,877 outstanding	—	—
Common stock, $0.01 par value, 540,000,000 shares authorized, 85,129,859 issued
and 84,842,535 shares outstanding	—	0.9
Additional paid in capital	405.7	144.1
Warrants	—	124.8
Accumulated deficit	(1,982.2)	(2,117.5)
Accumulated other comprehensive income	(6.2)	1.2
Treasury stock, at cost, 1,084 Class C and 1,141 Class D (2015) and 287,324 (2014) shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,583.7)	(1,847.6)
Non-controlling interest in subsidiary	0.7	1.1
Total deficit	(1,583.0)	(1,846.5)
Total liabilities and deficit	$819.4	$1,019.6

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

	For the Year Ended December 31,
	2015	2014	2013

Net revenues	$1,169.8	$1,242.8	$1,334.7
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	448.7	481.9	533.2
Operating costs	385.2	411.9	439.4
General and administrative	115.6	172.9	157.0
Impairment of goodwill and other long-lived assets	93.2	292.4	1.6
Facility exit costs	1.8	2.7	0.5
Depreciation and amortization	89.8	109.7	113.9
Total expenses	1,134.3	1,471.5	1,245.6
Income (loss) from operations	35.5	(228.7)	89.1
Interest income	1.8	0.3	0.4
Interest expense	(215.6)	(223.7)	(206.5)
Gain (loss) on extinguishment of debt	318.9	(14.6)	(4.6)
Other income, net	1.2	−−	0.1
Income (loss) before income taxes and non-controlling interest	141.8	(466.7)	(121.5)
Income tax benefit (expense)	(5.9)	38.5	(13.6)
Net income (loss)	135.9	(428.2)	(135.1)
Less: net income attributable to non-controlling interest	(0.6)	(0.5)	(0.4)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(428.7)	$(135.5)

Earnings (loss) per share attributable to Class A and Class B stockholders (Note 11)
Basic	$0.14	$(5.05)	$(1.60)
Diluted	$0.09	$(5.05)	$(1.60)
Earnings per share attributable to common stockholders (Note 11)
Basic	$95.07
Diluted	$95.07

Net income (loss)	$135.9	$(428.2)	$(135.1)
Currency translation adjustment, net of tax	(7.8)	(4.5)	(1.1)
Comprehensive income (loss)	128.1	(432.7)	(136.2)
Less: comprehensive income attributable to non-controlling interest	(0.2)	(0.5)	(0.1)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$127.9	$(433.2)	$(136.3)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	85,128,062	$133.8	$—	$(1,553.3)	$6.5	$(1.1)	$1.6	$(1,412.5)
Net loss		—	—	(135.5)	—	—	0.4	(135.1)
Currency translation adjustment, net of tax		—	—	—	(0.8)	—	(0.3)	(1.1)
Total comprehensive loss								(136.2)
Dividend paid to non-controlling interest		—	—	—	—	—	(0.6)	(0.6)
Issuance of common stock related to restricted stock units and options	1,797	—	—	—	—	—	—	—
Share-based compensation		3.7	—	—	—	—	—	3.7
Issuance of warrants		—	25.8	—	—	—	—	25.8
Balance, December 31, 2013	85,129,859	137.5	25.8	(1,688.8)	5.7	(1.1)	1.1	(1,519.8)
Net loss		—	—	(428.7)	—	—	0.5	(428.2)
Currency translation adjustment, net of tax		—	—	—	(4.5)	—	—	(4.5)
Total comprehensive loss								(432.7)
Dividend paid to non-controlling interest		—	—	—	—	—	(0.5)	(0.5)
Share-based compensation		7.5	—	—	—	—	—	7.5
Issuance of warrants		—	99.0	—	—	—	—	99.0
Balance, December 31, 2014	85,129,859	145.0	124.8	(2,117.5)	1.2	(1.1)	1.1	(1,846.5)
Net income (loss)		—	—	135.3	—	—	0.6	135.9
Currency translation adjustment, net of tax		—	—	—	(7.4)	—	(0.4)	(7.8)
Total comprehensive loss								128.1
Dividend paid to non-controlling interest		—	—	—	—	—	(0.6)	(0.6)
Conversion of Series A warrants to common stock	45,003,196	117.6	(117.6)	—	—	—	—	—
Cancellation of Series B warrants		7.2	(7.2)	—	—	—	—	—
Conversion of common shares to Class C and Class D shares	(130,133,055)	—	—	—	—	—	—	—
New common shares issued in debt exchange and subscription rights offering	9,555,596	133.5	—	—	—	—	—	133.5
Share-based compensation		2.5	—	—	—	—	—	2.5
Balance, December 31, 2015	9,555,596	$405.8	$—	$(1,982.2)	$(6.2)	$(1.1)	$0.7	$(1,583.0)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income (loss)	$135.9	$(428.2)	$(135.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89.8	109.7	113.9
Amortization of debt discount, financing costs and carrying value adjustment	6.8	13.8	12.7
Impairment of goodwill and other long-lived assets	93.2	292.4	1.6
Impairment of equity investment	—	—	0.7
(Recovery of) provision for loss on accounts receivable	(4.3)	0.3	2.7
Financing costs	—	6.8	11.1
(Gain) loss on extinguishment of debt	(318.9)	14.6	4.6
Facility exit costs	1.8	2.7	0.5
Share-based compensation	3.0	8.6	9.6
Deferred income taxes	1.2	(43.4)	7.3
Net change in assets and liabilities:
Restricted cash	6.0	(2.8)	(0.7)
Receivables	4.8	10.1	4.5
Receivables from related parties	6.1	(3.7)	—
Profit-sharing receivables from insurance carriers	8.9	36.0	10.0
Prepaid commissions	9.3	(11.0)	5.2
Other current assets	10.3	22.7	(1.7)
Contract rights and list fees	(0.2)	2.1	2.7
Other non-current assets	(6.4)	(3.6)	(5.6)
Accounts payable and accrued expenses	(15.2)	24.0	(21.5)
Payables to related parties	(0.2)	0.1	—
Deferred revenue	(19.8)	(13.0)	(13.8)
Income taxes receivable and payable	0.2	0.3	(1.0)
Other long-term liabilities	(5.0)	(9.2)	(4.9)
Other, net	3.1	7.7	(1.6)
Net cash provided by operating activities	10.4	37.0	1.2
Investing Activities
Capital expenditures	(31.4)	(51.0)	(46.3)
Restricted cash	(0.6)	2.1	(1.2)
Acquisition-related payments, net of cash acquired	(1.7)	(22.0)	(3.6)
Proceeds from sale of an investment	1.5	—	—
Net cash used in investing activities	(32.2)	(70.9)	(51.1)
Financing Activities
Borrowings (repayments) under revolving credit facility, net	(5.0)	(41.0)	46.0
Proceeds from issuance of debt	110.0	425.0	—
Financing costs	(14.7)	(23.0)	(15.5)
Principal payments on borrowings	(42.9)	(316.1)	(11.8)
Proceeds from issuance of warrants	—	3.8	—
Distribution to non-controlling interest of a subsidiary	(0.6)	(0.6)	(0.6)
Net cash provided by financing activities	46.8	48.1	18.1
Effect of changes in exchange rates on cash and cash equivalents	(1.9)	(2.0)	—
Net increase (decrease) in cash and cash equivalents	23.1	12.2	(31.8)
Cash and cash equivalents, beginning of year	32.3	20.1	51.9
Cash and cash equivalents, end of year	$55.4	$32.3	$20.1
Supplemental Disclosure of Cash Flow Information:
Interest payments	$184.2	$171.6	$198.1
Income tax payments, net of refunds	$3.4	$2.5	$6.8
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

Business Description—The Company is one of the world’s leading customer engagement and loyalty solutions companies. The Company designs, markets and services programs that strengthen and extend customer relationships for many of the world’s largest and most respected companies. The Company’s programs and services include:

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

The Company utilizes its substantial expertise in a variety of direct engagement media to market valuable products and services to the customers of its marketing partners on a highly targeted, campaign basis. The selection of the media employed in a campaign corresponds to the preferences and expectations the targeted customers have demonstrated for transacting with its marketing partners, as the Company believes this optimizes response, thereby improving the efficiency of its marketing investment. Accordingly, the Company maintains significant capabilities to market through direct mail, point-of-sale, the internet and inbound and outbound telephony, as well as other media as needed.

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

•

Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs to financial institutions in North America. These programs allow financial institutions to bundle discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

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

•

International Products. The Company designs, implements and markets membership and package customer engagement businesses outside North America and operates a discrete loyalty program benefit provider. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint. In 2012, the Company expanded into Turkey through the acquisition of existing marketing capabilities and also launched business operations in Brazil. In 2015, the Company undertook business activities in Australia and Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2015 and 2014. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

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

Insurance — Commission revenue for marketing and administrative services earned per administrative services agreements with Carriers is based on a percentage of premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly.  Commission revenue is recognized ratably for the marketing and administrative services provided over the underlying policy coverage period. There are also profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. All revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $169.3 million in 2015, $186.9 million in 2014 and $168.5 million in 2013. In 2014 a significant portion of the insurance policies underwritten and outstanding pursuant to profit-sharing arrangements were transitioned to a carrier with whom the Company does not have a profit-sharing arrangement. Under the remaining profit sharing arrangements, approximately 60% of the gross premiums collected on behalf of the insurance carrier are earned as commission revenue under administrative agreements and the remaining 40% of gross premiums are retained in a fiduciary account managed on behalf of the carrier.  The remaining carrier funds are distributed monthly to the carrier to pay claims, administrative expenses, and the carrier’s retention fee. Any surplus or deficit is distributed to the Company under the profit share arrangement. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

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

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2015 and 2014, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2015 and 2014, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign tax jurisdictions.

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

During the fourth quarter of 2015, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 2.0% and discount rates ranging from 10.5% to 14.5%. In 2015, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which the carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 13.5%. As a result, the Company performed step 2 of the test for goodwill impairment and based on the results of step 2, recognized a goodwill impairment charge of $89.6 million, representing all of the remaining goodwill attributed to Membership Products.

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

The Company’s intangible assets as of December 31, 2015 and 2014 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

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

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2015, 2014 and 2013, the Company derived approximately 33.5%, 35% and 39%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner and its customers accounted for approximately 10.2% of consolidated net revenue for the year ended December 31, 2015. The Company’s largest marketing partner and its customers accounted for 11.2% of consolidated net revenue for the year ended December 31, 2014. The Company’s largest marketing partner and its customers accounted for 13.4% of consolidated net revenue for the year ended December 31, 2013. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2015	2014
	(in millions)
Balance at beginning of period	$8.5	$11.8
Provision charged to expense, net of recoveries	(4.3)	(1.9)
Write-offs	(1.1)	(1.4)
Balance at end of period	$3.1	$8.5

Supplemental Disclosure of Cash Flow Information

During 2015, the Company performed its annual goodwill impairment test, which resulted in recognition of an impairment loss of $89.6 million, representing all of the remaining goodwill ascribed to Membership Products. In connection with the debt restructuring consummated in November 2015, the Company extinguished debt with a carrying amount net of discount of $566.9 million, wrote-off accrued of $16.0 million that was forgiven in the debt exchanges, wrote-off deferred financing costs of $6.8 million, issued equity with a fair value at the time of the exchanges of $133.5 million and recorded an adjustment to the carrying value of the remaining debt of $108.4 million. During 2015, the Company transferred certain equipment and associated capital leases for no consideration. At December 31, 2015, the Company had an accrual for the acquisition of property and equipment of $0.6 million.

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

On April 7, 2015, the FASB issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and premiums, rather than as a separate asset. On August 16, 2015, the FASB issued an ASU clarifying the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff announced that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Had the new guidance been in effect, at December 31, 2015 and 2014, other noncurrent assets and long-term debt would each have been reduced by $15.1 million and $26.8 million, respectively.

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

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$936.9	$(933.8)	$3.1	$939.8	$(932.0)	$7.8
Affinity relationships	639.3	(598.6)	40.7	649.1	(574.4)	74.7
Proprietary databases and systems	59.7	(57.7)	2.0	59.9	(57.4)	2.5
Trademarks and tradenames	28.7	(20.8)	7.9	33.5	(18.8)	14.7
Patents and technology	47.6	(46.5)	1.1	47.8	(44.6)	3.2
Covenants not to compete	2.5	(2.3)	0.2	2.6	(2.2)	0.4
	$1,714.7	$(1,659.7)	$55.0	$1,732.7	$(1,629.4)	$103.3

In connection with the September 8, 2014 acquisition of SkyMall (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $11.9 million. These intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. During 2015 and 2014, foreign currency translation resulted in decreases of $14.4 million and $17.0 million, respectively, in the gross carrying amount of intangible assets and decreases of $12.1 million and $14.2 million, respectively, in accumulated amortization.  In 2015, the Company recorded an impairment loss of $3.6 million related to trademarks and tradenames.

Amortization expense relating to intangible assets was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Amortizable intangible assets:
Member relationships	$4.1	$13.9	$21.1
Affinity relationships	33.2	41.1	41.0
Proprietary databases and systems	0.5	0.5	1.2
Trademarks and tradenames	2.4	2.6	2.7
Patents and technology	2.0	3.1	5.1
Covenants not to compete	0.2	0.3	0.3
	$42.4	$61.5	$71.4

Based on the Company’s amortizable intangible assets as of December 31, 2015, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $12.6 million in 2016, $8.3 million in 2017, $7.4 million in 2018, $6.2 million in 2019 and $5.6 million in 2020.

At January 1, 2014 and December 31, 2014 and 2015, the Company had gross goodwill of $653.3 million, $661.6 million and $654.7 million, respectively, and accumulated impairment losses of $47.0 million at January 1, 2014, $339.4 million at December 31, 2014 and $429.0 million at December 31, 2015. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty Products segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Membership Products segment, the $292.4 million impairment loss recognized in 2014 impairing a portion of the goodwill assigned to the Membership Products segment and the $89.6 million impairment loss recognized in 2015 impairing the remaining goodwill assigned to the Membership Products segment.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Balance at				Balance at				Balance at
	January 1,			Currency	December 31,			Currency	December 31,
	2014	Acquisition	Impairment	Translation	2014	Acquisitions	Impairment	Translation	2015
	(in millions)

Membership Products	$382.0	$—	$(292.4)	$—	$89.6	$—	$(89.6)	$—	$—
Insurance and Package Products	58.3	—	—	—	58.3	—	—	—	58.3
Global Loyalty Products	81.7	15.8	—	—	97.5	(0.2)	—	—	97.3
International Products	84.3	—	—	(7.5)	76.8	—	—	(6.6)	70.2
Total	$606.3	$15.8	$(292.4)	$(7.5)	$322.2	$(0.2)	$(89.6)	$(6.6)	$225.8

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

During the fourth quarter of 2015, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 2.0% and discount rates ranging from 10.5% to 14.5%. In 2015, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 13.5%.

During the fourth quarter of 2015, the Company reflected these assumptions for Membership Products in its annual test for goodwill impairment as of December 1. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that the Company believes marketplace participants would utilize to determine the fair value of Membership Products, the Company recorded an impairment loss during the fourth quarter of 2015 of $89.6 million, representing all of the remaining goodwill ascribed to Membership Products. The impairment loss related to the goodwill of Membership Products has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2015.

5. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Contract rights	$56.5	$(56.4)	$0.1	$59.1	$(58.7)	$0.4
List fees	57.0	(40.5)	16.5	51.7	(35.4)	16.3
	$113.5	$(96.9)	$16.6	$110.8	$(94.1)	$16.7

Amortization expense for the year ended December 31, 2015 was $5.4 million, of which $5.1 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Amortization expense for the year ended December 31, 2014 was $5.8 million, of which $5.5 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Amortization expense for the year ended December 31, 2013 was $6.1 million, of which $5.8 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of December 31, 2015, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $4.6 million in 2016, $3.4 million in 2017, $2.7 million in 2018, $2.1 million in 2019 and $1.6 million in 2020.

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2015	2014
	(in millions)
Gift card inventory	$31.0	$45.0
Prepaid membership materials	1.8	2.2
Prepaid insurance costs	4.4	4.9
Other receivables	10.7	12.9
Prepaid merchant fees	0.6	0.8
Prepaid information technology costs	5.5	6.9
Other	31.1	31.9
Total	$85.1	$104.6

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2015	2014
	(in millions)
Leasehold improvements	$25.5	$24.4
Capitalized software	254.0	237.1
Computer equipment ($1.5 million and $2.7 million in 2015 and 2014, respectively, under capital leases)	154.6	164.2
Furniture, fixtures and equipment	19.3	21.7
Projects in progress	11.1	25.4
	464.5	472.8
Less: Accumulated depreciation and amortization	(345.0)	(333.8)
Total	$119.5	$139.0

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $47.1 million, $47.9 million and $42.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2015	2014
	(in millions)
Accounts payable	$118.9	$124.2
Accrued commissions	13.6	12.4
Accrued payroll and related costs	39.7	46.3
Accrued product costs	19.7	30.6
Accrued marketing costs	18.0	24.1
Accrued interest	15.4	41.0
Accrued taxes, other than income taxes	13.5	14.5
Accrued legal and professional fees and loss contingency accruals	19.0	43.5
Gift card deposits	43.1	40.5
Other	49.4	48.9
Total	$350.3	$426.0

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2015	2014
	(in millions)
First-lien term loan due 2018	$761.4	$769.2
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	—	5.0
7.875% senior notes due 2018, net of unamortized discount of $0.6 million and $1.7 million, respectively, with an effective interest rate
of 8.31%	474.4	473.3
13.50% senior subordinated notes due 2018, net of unamortized discount of $6.7 million in 2014, with an effective interest rate of 14.31%	22.6	353.3
7.5% cash/PIK senior notes due 2018, with an effective interest rate of 7.39%	110.0	—
11 1/2% senior subordinated notes due 2015, with an effective
interest rate of 12.25%	—	2.6
13.75%/ 14.50% PIK toggle senior notes, due 2018, net of
unamortized discount of $15.1 million in 2014,
with an effective interest rate of 17.69%	13.1	211.3
11.625% senior notes due 2015, with an effective interest rate of 11.63%	—	32.2
Capital lease obligations	0.1	0.8
Adjustment to carrying value of debt	103.1	—
Total debt	1,909.7	2,272.7
Less: current portion of long-term debt	(7.8)	(43.1)
Long-term debt	$1,901.9	$2,229.6

On April 9, 2010, Affinion, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 11 ½ % senior subordinated notes due 2015 (the “2006 senior subordinated notes”) and Affinion Holdings’ 11.625% senior notes due 2015 (the “Affinion Holdings’ 2010 senior notes”), Affinion, as Borrower, and Affinion

Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Affinion Credit Facility; (iv) provided additional flexibility to make dividends to Affinion Holdings to be used by Affinion Holdings to make certain payments with respect to its indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment. On May 20, 2014, Affinion, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loans and existing senior secured revolving loans, which loans were designated as first lien term loans (the “First Lien Term Loans”), (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million (the “Second Lien Term Loans”), (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring Affinion to maintain a minimum interest coverage ratio.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 and the year ended December 31, 2013 was 6.75% and 6.6%, respectively. The weighted average interest rate on the First Lien Term Loan for the year ended December 31, 2015 and the period from May 21, 2014 through December 31, 2014 was 6.75% for both periods and the weighted average interest rate on the Second Lien Term Loan for the year ended December 31, 2015 and for the period from May 20, 2014 through December 31, 2014 was 8.50% for both periods. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2015, 2014 and 2013 were 7.2%, 7.2% and 7.1%, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

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

As of December 31, 2015, there were no outstanding borrowings under the revolving credit facility. As of December 31, 2014, there were outstanding borrowings of $5.0 million under the revolving credit facility. During the years ended December 31, 2015, 2014 and 2013, Affinion had borrowings of $81.0 million, $162.0 million and $100.0 million, respectively, under the revolving credit facility. During the years ended December 31, 2015, 2014 and 2013, Affinion had repayments of $86.0 million, $203.0 million and $54.0 million, respectively, under the revolving credit facility. As of December 31, 2015, Affinion had $67.0 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.0 million of letters of credit.

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

In connection with the exchange offers, Affinion Holdings and Affinion International jointly conducted a rights offering for International Notes and shares of Affinion Holdings’ New Common Stock. The rights offering was for an aggregate principal amount of $110.0 million of International Notes and 2,483,333 shares of New Common Stock. Each unit sold in the rights offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Affinion Holdings’ New Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the exchange offers received non-certificated rights to subscribe for rights offering units. In connection with the rights offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the rights offering (the “Backstop”). Pursuant to Affinion Holdings’ and Affinion International’s rights offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of New Common Stock and Limited Warrants to purchase up to 462,266 shares of New Common Stock. The net cash proceeds from the rights offering will be used for working capital purposes of Affinion International and the Foreign Guarantors (as defined below) and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. Affinion will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the exchange offers and rights offering. The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 will be payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

The carrying value of the aggregate debt instruments held by the  participants to the exchange offers and registration rights offering (including associated debt discounts, deferred financing, and accrued interest), was $988.4 million. This was compared to the fair value of the equity issued in the exchange and rights offering for such debt instruments, which were valued at $133.5 million as of the date of the exchange offers. This exceeded the undiscounted cash flows of the aggregate lending. The Company recognized a gain in the consolidated statement of operations of $318.9 million on the exchange in 2015, which represented the write-down of the carrying value of the aggregate debt instruments to the undiscounted cash flows of the continuing debt instruments. The exchange contemplated a portion of the overall debt instruments held by the participants to the exchange.

As it relates to the recorded value of debt at December 31, 2015, the impact of this is summarized as follows, including the aforementioned gain of $318.9 million.

Reduction of carrying value of debt exchanged	$(584.8)
Reduction of accrued interest associated with debt exchanged	(16.0)
Write-off of debt discount and deferred financing costs, plus professional fees	40.0
Fair value of equity issued in the exchange and rights offering	133.5
Gain recorded as noted above	318.9
Adjustment to carrying value of debt	$(108.4)

The adjustment to the carrying value of the debt is the net impact of the aforementioned transaction and represents an adjustment of the carrying value of the First Lien Term Loans, the Second Lien Term Loans, the 2010 senior notes (defined below) and the International Notes of $108.4 million. This amount represents the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount increases the carrying value of the Company’s recorded long term debt at December 31, 2015. Such amounts will be reduced in the future years as scheduled interest is paid on those remaining instruments.

On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for 13.50% senior subordinated notes due 2018 (“Investments senior subordinated notes”) issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. As a result of the consent solicitations consummated on November 9, 2015, substantially all of the restrictive covenants and certain of the default provisions were removed from the indenture governing the Investments senior subordinated notes.

On December 12, 2013, Affinion Investments exchanged with Affinion all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”). Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes. As a result of the consent solicitations consummated on November 9, 2015, substantially all of the restrictive covenants and certain of the default provisions were removed from the note agreement governing Affinion’s 2013 senior subordinated notes, and the repurchase and cancellation of Affinion’s 2013 senior subordinated notes by Affinion in the same aggregate principal amount as the aggregate principal amount of the Investments senior subordinated notes repurchased or redeemed by Affinion Investments at any time, including pursuant to Affinion Investments’ exchange offer, was permitted.

In connection with the exchange offer and consent solicitation relating to the 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred $5.9 million of financing costs, which have been included in general and administrative expenses for the year ended December 31, 2013.

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”). The 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 senior notes will mature on December 15, 2018. The 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility, other than Affinion Investments and Affinion Investments II. The 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. The 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of the then-outstanding 2010 senior notes for a like principal amount of 2010 senior notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bore interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes matured on October 15, 2015. Affinion could have redeemed some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations of Affinion and ranked junior in right of payment with Affinion’s existing and future senior obligations and senior to Affinion’s future subordinated indebtedness. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes. The remaining outstanding 2006 senior subordinated notes matured on October 15, 2015.

The amended Affinion Credit Facility and the 2010 senior notes both contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion

Credit Facility also require compliance with a senior secured leverage ratio. During the years ended December 31, 2015, 2014 and 2013, Affinion did not pay any cash dividends to Affinion Holdings. Affinion was in compliance with the covenants referred to above as of December 31, 2015. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $15.1 million and $26.8 million as of December 31, 2015 and 2014, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2016.

The aggregate maturities of debt, including capital leases, as of December 31, 2015 are as follows:

Amount
(in millions)
2016	$7.8
2017	7.8
2018	1,791.5
2019	—
2020	—
Thereafter	—
$1,807.1

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of Affinion Holdings’ 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from Affinion in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of Affinion Holdings’ 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contained restrictive covenants related primarily to Affinion’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion did not make any dividend distributions to Affinion Holdings during the years ended December 31, 2015 and 2014. The outstanding Affinion Holdings’ 2010 senior notes matured on November 15, 2015.

On December 12, 2013, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2010 senior notes for 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”). Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. For each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. In connection with the exchange offer, $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes were exchanged for $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes. The Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of the Affinion Holdings’ 2013 senior notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. The Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. In June 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for up to approximately 30.3 million Series A warrants to purchase shares of Affinion Holdings Class B common stock. As a result of the consent solicitations consummated on November 9, 2015, substantially all of the restrictive covenants and certain of the default provisions were removed from the indenture governing the Affinion Holdings’ 2013 senior notes and the collateral securing Affinion Holdings’ 2013 senior notes was released.

Upon consummation of the exchange offers, consent solicitations and rights offering in November 2015, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

10. DEFICIT

As of December 31, 2015, the Company’s capital stock consists of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of December 31, 2015, the Company has outstanding (i) 9,093,330 shares of Common Stock, (ii) 490,083 shares of Class C Common Stock and (iii) 515,877 shares of Class D Common Stock. In addition, in lieu of issuing Common Stock to an investor that would otherwise have beneficially owned more than 19.9% of the Common Stock, the Company has issued a Limited Warrant to purchase up to 462,266 shares of Common Stock, which Limited Warrant may only be exercised upon the receipt of requisite regulatory approval. As of December 31, 2015, there were no shares of preferred stock outstanding.

On November 9, 2015, concurrent with the debt exchanges and subscription rights offering, the Company mandatorily cashlessly converted the outstanding Series A warrants to shares of Class A common stock. The 130,133,055 shares of Class A common stock then-outstanding were converted into 490,083 shares of Class C Common Stock and 515,877 shares of Class D Common Clock. In connection with the debt exchanges and subscription rights offering, 9,093,330 shares of Common Stock and a Limited Warrant to purchase 462,266 shares of Common Stock were issued.

As of December 31, 2014, the Company’s authorized capital was comprised of 360 million shares of $0.01 par value per share Class A common stock, 180 million shares of $0.01 par value per share Class B common stock and 10 million shares of $0.01 par value per share preferred stock. In addition, the Company could issue up to 20 million warrants to purchase shares of Class B common stock. As of December 31, 2014, 85,129,859 shares and 84,842,535 shares of Class A common stock were issued and outstanding, respectively, and 115,224,001 warrants were issued and outstanding. There were no shares of Class B common stock or preferred stock outstanding as of December 31, 2014.

During the year ended December 31, 2013, 1,797 shares of Class A common stock were issued in connection with vesting of restricted stock unit awards. There were no shares of Class A common stock issued upon the vesting of restricted stock unit awards during the period from January 1, 2015 through November 9, 2015 or the year ended December 31, 2014. There were no shares of Class A common stock issued upon the exercise of stock options during the period from January 1, 2015 through November 9, 2015 or the years ended December 31, 2014 and 2013.

In connection with the December 2013 exchange of a portion of the Company’s 11.625% senior notes due in 2015 for 13.75%/ 14.50% PIK Toggle senior notes due in 2018, the Company issued 13,498,072 Series A warrants and 70,220,805 Series B warrants. Each Series A warrant had a strike price of $0.01 per warrant and was exercisable for one share of the Company’s Class B common stock. The Series A warrants, which had an issue date fair value of approximately $18.6 million, were exercisable at any time and expired in December 2023.  Each Series B warrant had a strike price of $0.01 per warrant and was exercisable for one share of the Company’s Class B common stock. The Series B warrants, which had an issue date fair value of approximately $7.2 million, were not exercisable until the fourth anniversary of the closing date of the debt exchange and expired in December 2023.

In connection with the June 2014 exchange of a portion of the Company’s 13.75%/14.50% PIK Toggle senior notes for Series A warrants to purchase shares of Affinion Holdings’ Class B common stock, the Company issued 30,277,979 Series A warrants. In addition, in connection with a pre-emptive rights offer, the Company issued 1,227,145 Series A warrants.

11. EARNINGS PER SHARE

In the periods prior to the debt exchanges and subscription rights offering on November 9, 2015, the Company’s authorized capital was comprised of Class A Common Stock, Class B Common Stock and preferred stock. There were no shares of Class B Common Stock or preferred stock outstanding as of December 31, 2015 and 2014. The Class A Common Stock and Class B Common Stock were identical in every respect, and the rights and privileges of the holders were identical. Therefore, as the basic and diluted EPS are the same for Class A Common Stock and Class B Common Stock because they were entitled to the same liquidation and dividend rights, the basic and diluted EPS are presented for Class A and B Common Stock for the years ended December 31, 2015, 2014 and 2013.

Subsequent to the debt exchanges and subscription rights offering, the Company changed its capital structure by (i) mandatorily converting all outstanding Series A Warrants into Class A Common Stock, (ii) converting all outstanding shares of Class A Common Stock into shares of Class C and D Common Stock, and (iii) issuing shares of Common Stock. Under the new capital structure, Common Stock participates in profits and losses of the Company but Class C and D Common Stock do not. As the change in capital structure was not the result of a stock dividend or stock split, the Company reflected the change in capital structure prospectively. Therefore, the basic and diluted EPS attributable to common stockholders are presented for the year ended December 31, 2015.

For the three months ended December 31, 2015, the net income (loss) attributable to Affinion Group Holdings, Inc. was allocated to Class A and B common stockholders and common stockholders based on the number of days these classes of common stock were outstanding in the period. For the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013, the net loss attributable to Affinion Group Holdings, Inc. was entirely allocated to Class A and B common stockholders.

Basic EPS attributable to Class A and B common stockholders is computed by dividing net income (loss) attributable to Class A and B common stockholders by the weighted average number of shares of Class A and B Common Stock outstanding. Diluted EPS attributable to Class A and B common stockholders reflects the potential dilution of warrants, stock options, restricted stock units and incentive awards that could be exercised or converted into shares of Class A and B Common Stock, and is computed by dividing net income (loss) attributable to Class A and B common stockholders by the weighted average number of shares of Class A and B Common Stock outstanding plus the potentially dilutive securities. There was no potentially dilutive effect for the years ended December 31, 2014 and 2013.

Basic EPS attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted EPS attributable to common stockholders reflects the potential dilution of Class C and D common stock, stock options, restricted stock units and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding plus the potentially dilutive securities. There was no potentially dilutive effect for the year ended December 31, 2015.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(428.7)	$(135.5)
Net income (loss) attributable to Class A and B common shareholders	9.8	(428.7)	(135.5)
Net income attributable to common shareholders	$125.5	$–	$–

Denominator for Class A and B Common Stock:
Weighted average shares of Class A and B Common Stock	72,290,489	84,905,434	84,913,295
Basic weighted average shares of Class A and B Common Stock	72,290,489	84,905,434	84,913,295
Weighted average dilutive effect of Series A Warrants	38,131,042	–	–
Weighted average dilutive effect of restricted stock units	96,491	–	–
Weighted average dilutive effect of 2015 retention units	597,657	–	–
Diluted weighted average shares of Class A and B Common Stock	111,115,679	84,905,434	84,913,295

Denominator for Common Stock:
Basic and diluted weighted average shares of Common Stock	1,320,401

Earnings (loss) per share attributable to Class A and B common stockholders:
Basic	$0.14	$(5.05)	$(1.60)
Diluted (a)	$0.09	$(5.05)	$(1.60)

Earnings per share attributable to common stockholders:
Basic	$95.07
Diluted	$95.07

(a)

The diluted loss per share attributable to Class A and B common stockholders did not include the weighted average antidilutive effect of warrants, options, RSUs and incentive awards of 30,990,860 and 1,847,543 shares for the year ended December 31, 2014 and 2013, respectively.

12. INCOME TAXES

The income tax benefit (expense) consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Current:
Federal	$(0.4)	$—	$—
State	(1.0)	(0.4)	(1.5)
Foreign	(3.3)	(4.5)	(4.8)
	(4.7)	(4.9)	(6.3)
Deferred:
Federal	(3.1)	40.9	(8.2)
State	0.7	1.9	(1.1)
Foreign	1.2	0.6	2.0
	(1.2)	43.4	(7.3)
Total income tax benefit (expense)	$(5.9)	$38.5	$(13.6)

Pre-tax income (loss) for domestic and foreign operations before non-controlling interests consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$192.0	$(379.7)	$(62.5)
Foreign	(50.2)	(87.0)	(59.0)
Pre-tax income (loss)	$141.8	$(466.7)	$(121.5)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
	(in millions)
Current deferred income tax assets:
Accrued expenses and deferred revenue	$28.4	$44.2
Provision for doubtful accounts	0.1	2.0
Other	20.9	29.7
Current deferred income tax assets	49.4	75.9
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(3.1)	(5.8)
Accrued expenses	(1.4)	(0.7)
Prepaid expenses	(5.2)	(12.2)
Current deferred income tax liabilities	(9.7)	(18.7)
Valuation allowance	(39.5)	(57.0)
Current net deferred income tax asset	$0.2	$0.2
Non-current deferred income tax assets:
Net operating loss carryforwards	$243.5	$416.8
State net operating loss carryforwards	16.4	28.2
Depreciation and amortization	870.1	827.7
Other	27.5	11.2
Federal tax credits	0.4	38.3
Non-current deferred income tax assets	1,157.9	1,322.2
Non-current deferred income tax liabilities:
Other	(5.7)	(6.7)
Depreciation and amortization	(659.6)	(601.9)
Non-current deferred income tax liabilities	(665.3)	(608.6)
Valuation allowance	(526.3)	(746.3)
Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the
December 31, 2015 and 2014 consolidated balance sheet of $0.6 and $0.3, respectively)	$(33.7)	$(32.7)

As of December 31, 2015, the Company and its subsidiaries had federal net operating loss carryforwards of approximately $514.3 million (which will expire in 2020 through 2034). During 2015, the Company amended its previously filed federal tax return to convert foreign tax credit carryovers of approximately $38.3 million into federal net operating loss deductions.

The Company has state net operating loss carryforwards of approximately $565.7 million (which expire, depending on the jurisdiction, between 2016 and 2034) and state tax credits of $1.9 million (which expire between 2016 and 2020). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $248.2 million (which expire, depending on the jurisdiction, between 2016 and 2035). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $248.1 million of these net operating losses is required due to the uncertainty of their realization.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of the Company’s valuation allowance against all of its deferred tax assets at December 31, 2015 and 2014 totaled $565.8 million and $803.3 million, respectively. The decrease in valuation allowance of $237.5 million is attributable to an overall decrease in net deferred tax assets primarily related to the limitation of net operating losses to be used on a going forward basis in accordance with the ownership change arising from the 2015 Exchange Offers and the 2015 Rights Offering for the Affinion Holdings Group pursuant to Section 382 of the Internal Revenue Code.

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

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of the Company’s valuation allowance against all of its deferred tax assets at December 31, 2014 and 2013 totaled $803.3 million and $688.1 million, respectively. The increase in valuation allowance of $115.2 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses and the valuation requirements associated with the Membership Products goodwill impairment charge.

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African, Italian and Turkish subsidiaries because they are permanent in duration. As of December 31, 2015, there is a $13.7 million deficit in retained earnings of the South African, Italian and Turkish subsidiaries.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	12.3	2.9	(0.4)
Change in valuation allowance and other	(170.1)	(20.2)	(47.9)
Taxes on foreign operations at rates different than U.S. federal rates	1.6	(1.0)	(3.2)
Foreign tax credits	—	0.6	3.9
Impairment of goodwill and other long-lived assets	8.8	(8.7)	—
Impact of debt exchanges and subscription rights offering	(57.3)	—	—
Foreign tax credit net operating loss reclassification	17.5	—	—
Federal net operating loss adjustments	145.9	—	—
Stock compensation	7.8	—	—
Prior year accrual and adjustments	2.1	—	—
Non-deductible expenses	0.6	(0.3)	1.4
	4.2%	8.3%	(11.2)%

As noted above, the effective tax rate has fluctuated significantly year over year. With the exception of the 2015 and 2014 goodwill impairment charge, these fluctuations are primarily the result of the change to income before income taxes and non-controlling interest of $141.8 million for the year ended December 31, 2015 compared to losses before income taxes and non-controlling interest of $466.7 million and $121.5 million for the years ended December 31, 2014 and 2013, respectively.

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The tax holiday can be renewed for an additional five year period provided certain conditions are met.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.4) million, $(0.6) million and $(0.1) million of interest in income tax expense related to uncertain tax positions arising in 2015, 2014 and 2013, respectively. The Company’s gross unrecognized tax benefits decreased by $0.7 million, decreased by

$8.9 million and increased by $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Unrecognized tax benefits – January 1	$(3.7)	$5.2	$0.5
Gross increase – prior period tax positions	—	—	—
Gross decrease – lapse in statute of limitations	—	—	(0.1)
Gross increase – current period tax positions	0.4	0.9	7.4
Gross decrease – current period tax positions	(1.1)	(9.8)	(2.6)
Unrecognized tax benefits – December 31	$(4.4)	$(3.7)	$5.2

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

13. COMMITMENTS AND CONTINGENCIES

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal.  On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015.  On May 29, 2015, the court also set deadlines for dispositive motions, which are due February 29, 2016.  If no dispositive motions are filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016.  If dispositive motions are filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016.  On June 16, 2015, the court set a schedule for class certification, with plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and defendants filed an opposition brief on December 15, 2015.  Plaintiffs filed a reply brief on December 22, 2015, and defendants filed a sur-reply on December 29, 2015.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act (“EFT”), ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015. The plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the plaintiff filed a notice of appeal of the dismissal decision, but no further dates for that appeal have been scheduled. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief must be filed by April 15, 2016.  Plaintiff will then have 14 days in which to file a reply brief if he chooses.  The Court has not scheduled a date for a hearing.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court has allowed the plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint would not be futile. On October 27, 2014, the plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016.

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the EFTA and ECPA, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  On March 25, 2015, the Company filed objections to the magistrate judge’s report and recommendation.  Briefing on the objections concluded on April 9, 2015.  On June 4, 2015, the court accepted and adopted the report and recommendation of the magistrate judge over the Company’s objections.  The Company filed its answer to the complaint on July 2, 2015.  A scheduling conference was held with the court on August 11, 2015. The court entered an order providing that fact discovery is to be completed by March 31, 2016. On October 2, 2015, plaintiff’s counsel filed a motion to withdraw as counsel. On October 20, 2015, the court granted the motion of plaintiff’s counsel to withdraw as counsel. On October 21, 2015, plaintiff and the Company agreed to settle plaintiff’s claims on an individual, non-class basis for a payment of less than $0.1 million. In connection with such settlement, plaintiff released the Company and its affiliates from all claims that plaintiff had against such parties related to such lawsuit. On November 12, 2015, the parties filed a joint stipulation of dismissal.

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

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the Financial Conduct Authority in the United Kingdom, Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers have until March 18, 2016 to claim compensation (and, in exceptional circumstances, until September

18, 2016). Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and has not yet concluded.  The arbitration hearing is expected to be concluded by the end of the first quarter of 2016. The parties intend to submit post-hearing memoranda, such that a decision is not expected until mid-2016.

In September 2014, the Company received a Notice and Opportunity to Respond and Advise ("NORA") letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The Writ does not include a complaint or any specific factual allegations, and does not allege any claims. However, based on a December 4, 2015 letter from PNC’s counsel, the Company understands that PNC may seek indemnification for (i) certain payments made to PNC customers and (ii) a civil money penalty assessed against PNC by the Office of the Comptroller of the Currency pursuant to consent orders dated October 6, 2014. If PNC files a complaint, Affinion intends to defend itself vigorously against any claims that PNC may assert.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2015, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $14.6 million.

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $17.6 million, $18.5 million and $21.8 million for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the Company has accrued $0.9 million and $1.0 million, respectively, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2015 are as follows:

Amount
(in millions)
2016	$18.6
2017	17.6
2018	16.2
2019	13.5
2020	12.5
Thereafter	31.3
Future minimum lease payments	$109.7

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2015 totaled approximately $13.2 million for 2016, $6.3 million for 2017, $6.3 million for 2018, $3.7 million for 2019 and $1.5 million for 2020.

At December 31, 2015 and 2014, the Company had accrued $0.9 million and $1.1 million, respectively, related to facility exit costs, which  are included in other long-term liabilities on the December 31, 2015 and 2014 consolidated balance sheets.

14. STOCK-BASED COMPENSATION

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 9, 2015, the date of the effective date of the Reclassification, as defined below, and all outstanding options granted under the 2007 Plan were cancelled for no consideration, effective November 9, 2015.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. In connection with the Reclassification, as defined below, all outstanding options granted under the Webloyalty 2005 Plan were cancelled for no consideration, effective November 9, 2015.

On November 9, 2015, in conjunction with the debt exchanges consummated by Affinion Holdings, Affinion Group and Affinion Investments, Affinion Holdings effected a reclassification (the “Reclassification”). Immediately prior to the Reclassification, Affinion Holdings’ Series A warrants were mandatorily cashlessly exercised for shares of Affinion Holdings’ Class A common stock and Affinion Holdings’ Series B warrants were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A common stock was converted into shares of Affinion Holdings’ Class C common stock, par value $0.01 per share and Affinion Holdings’ Class D common stock, par value $0.01 per share. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C common stock and shares of Affinion Holdings’ Class D common stock. The number of Class C shares and Class D shares subject to the issued and outstanding options were adjusted based on the conversion ratio utilized for the conversion of the Class A common stock, and the exercise price was correspondingly adjusted.  As of December 31, 2015, there were outstanding options to acquire approximately7,800 shares of Affinion Holdings’ Class C common stock and approximately 8,200 shares of Affinion Holdings Class D common stock. The exercise price of the outstanding options, all of which were vested at December 31, 2015, is $149.83 and the issued and outstanding options granted to employees have a weighted average contractual life of 8.3 years and the issued and outstanding options granted to directors have a weighted average contractual life of 4.2 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards. Under the 2015 Equity Incentive Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. As of December 31, 2015, no awards have been made under the 2015 Equity Incentive Plan.

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

Stock Options

During the years ended December 31, 2015, 2014 and 2013, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the year ended December 31, 2015, there were no stock options granted to employees from the 2007 Plan. During the years ended December 31, 2014 and 2013, 1.4 million and 0.4 million, respectively, of stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the year ended December 31, 2014, 0.1 million stock options were granted to members of the Board of Directors. During the years ended December 31, 2015 and 2013, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

The fair value of each option award from the 2007 Plan during the years ended December 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2014 Grants	2013 Grants
Expected volatility	85%	50%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.04%	1.15%
Expected dividends	—	—

A summary of option activity for the 2005 Plan and the 2007 Plan for the years ended December 31, 2015, 2014 and 2013 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees
Outstanding options at January 1, 2013	1,390	681	681	423	3,562
Granted	—	—	—	—	370
Exercised	—	—	—	—	—
Forfeited or expired	(44)	(19)	(19)	(71)	(638)
Outstanding options at December 31, 2013	1,346	662	662	352	3,294
Granted	—	—	—	75	1,440
Exercised	—	—	—	—	—
Forfeited or expired	(237)	(108)	(108)	(44)	(731)
Outstanding options at December 31, 2014	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(209)	(106)	(106)	—	(435)
Cancelled	—	—	—	(107)	(3,568)
Reclassification adjustment	(893)	(445)	(445)	(274)	—
Outstanding options at December 31, 2015	7	3	3	2	0
Weighted average grant date fair value per option granted in 2013	$—	$—	$—	$—	$4.00
Weighted average grant date fair value per option granted in 2014	$—	$—	$—	$0.83	$0.83
Weighted average exercise price of exercisable options at December 31, 2015	$147.12	$147.12	$147.12	$167.44	$—
Weighted average exercise price of outstanding options at December 31, 2015	$147.12	$147.12	$147.12	$167.44	$—

The weighted average exercise prices of outstanding options at December 31, 2015, 2014 and 2013 were $149.83, $1.72 and $5.86, respectively. The weighted average exercise price of options forfeited or expired during the period from January 1, 2015 through November 9, 2015 was $1.25. The weighted average exercise prices of options granted and forfeited during 2014 were $1.14 and $4.97, respectively. The weighted average exercise prices of options granted and forfeited during 2013 were $3.97 and $8.34, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 totaled $2.2 million, $6.4 million and $3.7 million, respectively. The stock-based compensation expense recognized during the year ended December 31, 2015 included $1.0 million of stock-based compensation expense recognized due to the cancellation of options issued and outstanding under the 2007 Plan. The stock-based compensation expense recognized during the year ended December 31, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. As of December 31, 2015, there was no unrecognized compensation cost related to unvested stock options.

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

A summary of restricted stock unit activity for the years ended December 31, 2015, 2014 and 2013 is presented below (number of restricted stock units in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding restricted unvested awards at January 1, 2013	1,333	$8.18
Granted	—	—
Vested	(838)	8.19
Forfeited	(71)	8.16
Outstanding restricted unvested awards at December 31, 2013	424	8.16
Granted	522	1.14
Vested	(332)	8.16
Forfeited	(92)	8.16
Outstanding restricted unvested awards at December 31, 2014	522	1.14
Granted	-	—
Vested	(261)	1.14
Forfeited	-	—
Outstanding restricted unvested awards at December 31, 2015	261	$1.14
Weighted average remaining contractual term (in years)	0.1

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $1.1 million and $5.9 million, respectively. As of December 31, 2015, there was less than $0.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan which will be recognized in the first quarter of 2016.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprised the Award Value. The number of PIUs awarded to a participant, which would have been awarded from the 2007 Plan, were equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the year ended December 31, 2014, compensation expense of $2.2 million was recognized, of which $1.1 million related to the common stock portion of the Performance Program awards. During the year ended December 31, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In connection with the Reclassification, outstanding Retention Awards under the 2015 Retention Plan are unchanged, other than awards that called for vesting of Class A Common Stock will now vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of December 31, 2015 was approximately $7.9 million, net of forfeitures of $0.5 million. During the year ended December 31, 2015, the Company recognized expense related to the 2015 Retention Program of $3.1 million, of which $1.6 million related to the common stock portion of the 2015 Retention Program awards.

15. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $6.6 million, $7.4 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the years ended December 31, 2015, 2014 and 2013, only Realogy was a related party for the period from January 1, 2013 through July 2013.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allowed Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owned less than 5% of the beneficial economic interests of the Company, whichever was earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates would continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo would not be paid any fees due under the consulting agreement until such time as none of Affinion

Holdings’ 2013 senior notes remained outstanding. If a transaction was consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo could have elected to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company would have been required to pay Apollo a transaction fee if it engaged in any merger, acquisition or similar transaction. The Company would have also indemnified Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In connection with the exchange offers and rights offering consummated on November 9, 2015, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligation to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement. The amounts expensed related to this consulting agreement were $2.6 million for  each of the years ended December 31, 2014 and 2013, and a benefit of $2.6 million was recognized for the year ended December 31, 2015, which is included in general and administrative expenses in the accompanying audited condensed consolidated statement of comprehensive income.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the years ended December 31, 2015 and 2014, the Company recognized expenses of $3.1 million and $0.4 million, respectively, which are included in general and administrative expenses in the accompanying consolidated statement of comprehensive income. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $1.0 million for the year ended December 31, 2015 for usage of certain equipment by Novitex and during the year ended December 31, 2015 also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the year ended December 31, 2015 and the period from September 9, 2014 through December 31, 2014, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.9 million and $2.7 million, respectively, which are included in net revenues in the accompanying consolidated statements of comprehensive income.

In July 2006, affiliates of Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provided document and information services to the Company. The fees incurred for these services were $0.6 million for the year ended December 31, 2013, which are included in cost of revenues in the accompanying consolidated statements of comprehensive income. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company sold its investment in Prospectiv Direct, LLC for cash proceeds of $0.1 million, shares of common stock of the buyer valued at $0.2 million and receivables of $0.7 million, which has been recorded at its estimated net realizable value of $0.4 million. In connection with the sale, the Company recognized a gain of $0.7 million which is included in other income, net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2015 and also recognized revenue of $0.2 million related to the settlement of future royalty income due to the Company.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors, at that time, controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2015. The Company continued to provide support services to Alclear and recognized revenue of $0.4 million, $0.5 million and $0.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013. On January 6, 2016, the Company received a notice of termination from Alclear of the master services agreement.

On May 8, 2013, in connection with his resignation as Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Richard J. Fernandes entered into a consulting agreement with Trilegiant Corporation, a wholly owned subsidiary of the Company, effective May 13, 2013, pursuant to which he would continue working with the Company until the one-year anniversary of such resignation. The contract was subsequently amended to extend the term on a month-to-month basis and the contract could be terminated by either party upon thirty days written notice.  Mr. Fernandes provided certain consulting services to the Company on a part-time basis and received a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provided for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during the contract period. The consulting agreement was terminated during the fourth quarter of 2015.

17. FINANCIAL INSTRUMENTS

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2015.

								Fair Value At
						2021 and		December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$0.1	$—	$620.6	$—	$—	$—	$620.7	$397.0
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$7.7	$7.8	$1,170.9	$—	$—	$—	$1,186.4	$1,061.4
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at December 31, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $10.9 million and to sell GBP 13.9 million and receive $20.5 million.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized realized gains of $4.2 million and $5.0 million and a realized loss of $1.7 million, respectively, on the forward contracts. The Company had a de minimis unrealized loss as of December 31, 2015 on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. Receivables are due from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2015 and 2014 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2015 and 2014 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At December 31, 2015 and 2014, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following tables summarize assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

Fair Value Measurements at December 31, 2015
Impairment
Losses
	Fair Value at	Quoted Prices in Active	Significant Other	Significant	Year
	December 31,	Markets for Identical	Observable	Unobservable	Ended
	2015	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2015
(in millions)
Goodwill - Membership Products	$—	$—	$—	$—	$(89.6)

Fair Value Measurements at December 31, 2014
Impairment
Losses
	Fair Value at	Quoted Prices in Active	Significant Other	Significant	Year
	December 31,	Markets for Identical	Observable	Unobservable	Ended
	2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2014
(in millions)
Goodwill - Membership Products	$89.6	$—	$—	$89.6	$(292.4)

18. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees payable to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2015.

Net Revenues
	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Membership Products	$404.5	$446.9	$531.9
Insurance and Package Products	262.9	264.0	298.5
Global Loyalty Products	164.1	170.9	169.8
International Products	339.5	362.9	336.7
Eliminations	(1.2)	(1.9)	(2.2)
	$1,169.8	$1,242.8	$1,334.7

Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA
	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Membership Products	$48.6	$62.2	$85.9
Insurance and Package Products	77.6	63.1	65.0
Global Loyalty Products	60.1	68.1	67.0
International Products	38.2	2.6	9.8
Total products	224.5	196.0	227.7
Corporate	(6.0)	(22.6)	(23.1)
Impairment of goodwill and other long-lived assets	(93.2)	(292.4)	(1.6)
Total Segment EBITDA	$125.3	$(119.0)	$203.0

Provided below is a reconciliation of Segment EBITDA to income from operations.

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Segment EBITDA	$125.3	$(119.0)	$203.0
Depreciation and amortization	(89.8)	(109.7)	(113.9)
Income from operations	$35.5	$(228.7)	$89.1

Depreciation and Amortization
	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Membership Products	$23.3	$35.3	$45.5
Insurance and Package Products	19.9	25.4	26.6
Global Loyalty Products	19.3	16.9	14.5
International Products	27.3	32.1	27.3
Total Depreciation and Amortization	$89.8	$109.7	$113.9

Segment Assets
	December 31,
	2015	2014
	(in millions)
Membership Products	$137.2	$236.3
Insurance and Package Products	133.4	160.5
Global Loyalty Products	232.1	265.4
International Products	229.2	282.8
Total Products	731.9	945.0
Corporate	87.5	74.6
Total Assets	$819.4	$1,019.6

Capital Expenditures
	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Membership Products	$5.8	$11.6	$13.9
Insurance and Package Products	0.5	1.6	0.6
Global Loyalty Products	10.2	17.1	8.7
International Products	16.1	23.2	19.8
	32.6	53.5	43.0
Corporate	(1.2)	(2.5)	3.3
Total Capital Expenditures	$31.4	$51.0	$46.3

Total Revenues
	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S.	$830.3	$880.0	$998.0
U.K.	150.8	152.1	149.0
Other	188.7	210.7	187.7
Total Revenues	$1,169.8	$1,242.8	$1,334.7

Total Assets
	December 31,
	2015	2014
	(in millions)
U.S.	$590.2	$736.8
U.K.	124.0	141.6
Other	105.2	141.2
Total Assets	$819.4	$1,019.6

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2015 and 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
2015
Net revenues	$302.3	$295.0	$291.3	$281.2
Marketing and commissions	$115.7	$111.0	$104.7	$117.3
Operating costs	$103.6	$99.4	$95.1	$87.1
General and administrative	$35.0	$28.9	$29.3	$22.4
Impairment of goodwill and other long-lived assets	$—	$—	$—	$93.2
Facility exit costs	$0.5	$0.6	$0.1	$0.6
Depreciation and amortization	$24.2	$23.8	$23.7	$18.1
Net income (loss)	$(35.4)	$(27.6)	$(19.1)	$218.0

Earnings (loss) per share attributable to Class A and Class B common stockholders
Basic	$(0.42)	$(0.33)	$(0.23)	$2.64
Diluted (a)	$(0.42)	$(0.33)	$(0.23)	$1.69
Earnings per share attributable to common stockholders
Basic				$23.96
Diluted				$23.96

2014
Net revenues	$321.4	$303.8	$303.0	$314.6
Marketing and commissions	$125.4	$120.1	$114.8	$121.6
Operating costs	$108.0	$106.0	$96.7	$101.2
General and administrative	$50.2	$41.4	$50.7	$30.6
Impairment of goodwill and other long-lived assets	$—	$—	$—	$292.4
Facility exit costs	(0.1)	$0.7	1.1	1.0
Depreciation and amortization	$25.0	$29.1	$27.2	$28.4
Net loss	$(48.8)	$(70.3)	$(40.4)	$(268.7)

Loss per share attributable to Class A and Class B common stockholders
Basic	$(0.58)	$(0.83)	$(0.48)	$(3.17)
Diluted (b)	$(0.58)	$(0.83)	$(0.48)	$(3.17)

(a)

The diluted loss per share attributable to Class A and Class B common stockholders did not include the weighted average antidilutive effect of warrants, options, RSUs and incentive awards of 44,761,440, 45,149,352 and 45,891,407 for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively.

(b)

The diluted loss per share attributable to Class A and Class B common stockholders did not include the weighted average antidilutive effect of warrants, options, RSUs and incentive awards of 13,408,405, 20,586,306, 44,608,431 and 44,864,978 for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.