Form 10-K
period 2016-12-31
Affinion Group Holdings, Inc.
filed 2017-03-31
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Due to the limited trading of the registrant’s common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2016 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 30, 2017 was 9,093,330.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Unless the context otherwise requires or indicates,

•

all references to “Affinion Holdings,” the “Company,” “we,” “our” and “us” refer to Affinion Group Holdings, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis after giving effect to the consummation on October 17, 2005 of the acquisition (the “2005 Acquisition”) by Affinion Group, Inc. of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) (“AGLLC”) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition) (“AIH”) and the other transactions described in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Apollo Transactions,” but for periods prior to the 2005 Acquisition, refer to the historical operations of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) that we acquired in the 2005 Acquisition,

•

all references to our consolidated subsidiaries include (i) Affinion Investments, LLC, Affinion Investments II, LLC and Affinion Developments, LLC, all of which are unrestricted subsidiaries under the indentures governing our senior notes and senior subordinated notes (as such terms are defined below)  and (ii)  for periods after January 14, 2011, Webloyalty (as defined below),

•	all references to “Affinion” refer to our subsidiary, Affinion Group, Inc., a Delaware corporation, and
•	all references to “fiscal year” are to the twelve months ended December 31 of the year referenced.

Item 1.	Business

The following description of our business is current as of December 31, 2016 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

Affinion Holdings develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty, customer engagement and insurance programs and solutions that strengthen and expand the value of customer relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

•

Loyalty solutions that help reward, motivate and retain consumers. We create and manage any and all aspects of our clients’ points-based loyalty programs, including design, platform, analytics, points management and fulfillment. Our loyalty solutions offer relevant, best-in-class rewards (such as travel, gift cards and merchandise) to consumers enabling clients to motivate, retain and thank their best customers. For example, our platform and technology support points-based programs for financial services, automotive, gaming, travel and hospitality companies.

•

Customer engagement programs and solutions that address key consumer needs such as greater peace of mind and meaningful savings for everyday purchases. We provide these solutions to leading companies in the financial institution, telecommunications, ecommerce, retail and travel sectors globally. These differentiated programs help our clients enrich their offerings to drive deeper connections with their customers, and to encourage their customers to engage more, stay loyal and generate more revenue for our clients. For example, we develop and manage programs such as identity theft protection, credit monitoring, savings on everyday purchases, concierge services, discount travel services and roadside assistance.

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for over 19 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

Our financial business model is characterized by substantial recurring revenues. We generate revenue primarily in three ways:

•

Fee for service: we generate revenues from our clients through our loyalty business by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. We also generate revenues for desired customer engagement programs and solutions, typically through a licensing and/or per-user fee.

•

Commission or transaction fee: we earn a commission from our suppliers and/or a transaction fee from our clients based on volume for enabling or executing transactions such as fees generated from loyalty points related purchases and redemption. We can also generate revenues based on a per-subscriber and/or a per-activity commission fee from our clients for our services.
•	Subscription: we generate revenues through the sale of our value-added subscription-based programs and solutions to the customers of our clients whom we bill on a monthly, quarterly or annual basis.

For the year ended December 31, 2016, we had net revenues, net income attributable to us and Adjusted EBITDA (as defined below) of $969.4 million, $15.7 million and $235.0 million, respectively.

Business

We seek to address the needs of three primary parties in developing and implementing our loyalty, customer engagement and insurance programs and solutions: (1) Clients, which are the companies for whom we develop and manage loyalty and customer engagement programs and solutions; (2) Customers, who are the individual consumers with whom we or our clients have a relationship and either subscribe to one or more of our programs or are eligible to receive rewards; and (3) Suppliers, which are the third-party providers of content and services for our programs and solutions.

Clients:

Our clients value our technology, platforms and services because we offer them loyalty, customer engagement and insurance programs and solutions that help strengthen and expand the value of their customer relationships. We identify the needs of our clients’ customers and create customized loyalty, customer engagement and insurance solutions and differentiated programs that promote our clients’ brands and enhance their results.

As of December 31, 2016, we had more than 5,500 clients in a variety of industries including financial services, ecommerce, retail, travel and telecommunications. Some of our leading clients, based on revenues for the year ended December 31, 2016, include Wells Fargo, JPMorgan Chase, Citibank and Transworld Entertainment. Revenues generated from our largest client, Wells Fargo, and its customers, accounted for 10.1% of total revenues in 2016. We have several contracts with Wells Fargo and in 2016, 75% of the revenues from these contracts were attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our clients, we become an important part of our clients’ businesses. Many of our clients have been working with us for over ten years.

Customers:

Our customers value participation in our programs and access to our solutions because of: the seamless service and relevant, best-in-class rewards we offer through our loyalty programs; the attractive lifestyle and protection services and enhanced benefits of our customer engagement programs; and, the peace of mind from our insurance solutions. Depending on the nature of the relationship we have with a given client, customers may either purchase our programs directly from us or receive the benefits and solutions from our client. We derived approximately 32% of our net revenues in 2016 from subscribers and customers we obtained through our 10 largest clients.

As of December 31, 2016, we had approximately 42 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services and approximately 44 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide.

Suppliers:

We provide benefits and services with our in-house capabilities, but we also contract with one or more of our many third-party suppliers to provide components for our programs and solutions, such as credit reports, insurance coverage, travel content, gift cards and merchandise. Our flexible platforms allow for real-time integration with our suppliers, and they value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through proprietary and supplementary distribution channels. Generally, our relationships with key suppliers are governed by long-term contracts (typically with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal).

Business Segments

We organize our business into the following four business segments:

•

Global Loyalty.  This segment consists of all of our loyalty assets globally in which we are a provider of end-to-end loyalty solutions that help clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels.

•

Global Customer Engagement.  This segment consists of our customer engagement business, in which we are a leading global solutions provider that delivers a flexible mix of benefits and services for our clients that meet customers’ needs, including products that are designed to help consumers save money and gain peace of mind.

•	Insurance Solutions. This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain accident & life insurance solutions.
•	Legacy Membership and Package. This segment consists of certain global membership and package programs that are no longer being actively marketed but continue to be serviced and supported.

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

We use our proprietary technology platforms to support our business segments and deliver differentiated programs and solutions to our clients. The development of our leading technology platforms is integral to our ability to maximize value from each of our client relationships.

Industry Overview

Loyalty and customer engagement programs and solutions provide incentives and benefits to major brands to support their loyalty and customer experience objectives. Businesses use loyalty and customer engagement programs and solutions to further integrate and enrich their relationships with existing customers and to engage and attract new customers.

Points-based loyalty programs offer many redemption options, including gift card, travel, merchandise, cash back and various other options. We believe the market for loyalty program services is substantial and growing, and we also believe redemption volumes continue to grow. In the United States, the number of loyalty program memberships was approximately 3.3 billion in 2014, increasing by 26% since 2012, according to the 2015 Colloquy Loyalty Consensus report. Internationally, we believe the market for loyalty program and redemption management offers significant growth opportunities.

Through our global customer engagement operations, we create and manage innovative programs and solutions that address key consumer needs such as greater peace-of-mind and meaningful savings. According to the Consumer Sentinel Network Data Book, a Federal Trade Commission (“FTC”) report, identity theft was the number two complaint reported to the FTC for the calendar year 2015, and complaints tracked by the FTC have grown at an 11% CAGR since 2001. According to Statista Dossier, the number of digital coupons redeemed worldwide is projected to grow to 31 billion in 2019, from 16 billion in 2014.

AD&D insurance is a policy that pays benefits to the beneficiary if the cause of death is an accident. According to an IBISWorld AD&D Insurance Market Research Report, AD&D was a $23 billion market in 2015 in the U.S. We market AD&D, as well as other accident and life insurance solutions, on behalf of our financial institution partners.

Our Market Opportunity and Business Strategy

In 2016, we implemented a new globalized organizational structure to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allowed us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies, with meaningful cost savings. In addition, we are no longer materially investing in lines of business that we believe are not essential to our long-term growth prospects. We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions. The implementation of the new global organizational structure marked another major step in our strategic plan and ongoing transformation.

Our strategy is to pursue initiatives that maintain and enhance our position as a global leader in the designing, administering and fulfilling of comprehensive loyalty and customer engagement solutions that strengthen and expand the value of customer relationships for our clients by creating and/or delivering valuable programs and solutions that generate incremental loyalty and to focus on attractive opportunities that will increase our profitability and cash flows. We believe there are substantial opportunities and demand for our programs and solutions, and the key elements of our strategy are to:

Capitalize on a Large Domestic Market for our Loyalty Solutions. We believe the domestic market for loyalty program services is substantial and growing; U.S. loyalty memberships grew from 2.6 billion in 2012 to 3.3 billion in 2014, a growth rate of 26%, according to the 2015 Colloquy Loyalty Consensus report. We also believe redemption volumes continue to grow and new technologies such as virtual personal assistants and conversational interfaces will continue to provide incremental transaction opportunities. We also continue to identify additional distribution opportunities for rewards and incentives. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior.

Leverage our Travel Platform and Content and Services. We believe that our unique blend of our travel platform and our mix of content will continue to drive incremental transaction volume.  Our travel platform embraces and enables real-time access to data critical to the enhancement of the customer experience, disruptive technologies that provide opportunities to enhance the customer experience throughout the travel lifecycle, and beacons and geo-based targeting that are critical to providing real-time rewards during the travel experience. In addition, our platform and mix of content is built to embrace new technology and services such as artificial intelligence leveraged to optimize the travel search experience, bots to facilitate real-time customer interactions, help streamline the booking process and serve a significant servicing function, and voice recognition as a significant part of the customer experience.

Continue to Expand the Global Footprint for our Customer Engagement Solutions. We believe that we are well positioned to provide our clients with comprehensive customer engagement programs and solutions offerings on a global basis. Our goal is to help our clients build new revenue sources and increase engagement by tailoring our programs and solutions to deliver impactful customer experiences. We are continuing to execute on our plan to extend our operations into new countries and geographic regions, including, most recently, Eastern Europe and emerging markets. We intend to continue our growth across the globe through both organic initiatives, including geographic expansion, as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement programs and solutions, grow our distribution capabilities or enhance our scale. We also believe demand for incremental revenue sources by European financial institutions, e-tailers, retailers and telecom providers continues to increase.

Capitalize on Demand for Key Customer Engagement Programs and Solutions such as Identity Theft Protection, Personalized Data Protection and Consumer Savings. We believe there are additional opportunities to grow our customer engagement business both domestically and internationally, as we provide solutions that strengthen our partners’ existing customer relationships by engaging consumers and building brand loyalty thereby generating incremental revenue for our partners.  We intend to expand and grow our existing portfolio focusing on financial institution clients, further penetrating and growing our ecommerce business, leveraging current assets and developing new capabilities, and evolve and modernize our engagement solutions offerings and platform to gain new business development traction. We believe consumers are increasingly focused on protecting their identity and credit accounts. According to the Consumer Sentinel Network Data Book, an FTC report, identity theft was the number two complaint reported to the FTC for the calendar year 2015, and complaints tracked by the FTC have grown at an 11% CAGR since 2001.  In addition, consumer demand for coupons and discounts continues to grow with expanded acceptance and delivery mechanisms. According to Statista Dossier, the number of digital coupons redeemed worldwide is projected to grow to 31 billion in 2019, from 16 billion in 2014.

Capitalize on the Large Market for our Insurance Solutions. We believe the market for AD&D insurance, as well as our other insurance offerings, is substantial. According to an IBISWorld AD&D Insurance Market Research Report, AD&D was a $23 billion market in 2015 in the U.S. We believe our insurance products offer an affordable way to provide guaranteed protection against a covered accident, injury, illness, or death.  In addition, we believe our clients desire to generate meaningful non-interest income from offering these solutions. We intend to continue to evaluate our insurance solutions and enhance the suite of our offerings.

Optimize Our Investment. Our ability to adjust and optimize the allocation of our investment across all of our clients, technology platforms, products and geographic regions based on the available opportunities will help us continue to maximize the returns on our businesses. We target minimum returns for all of our investments, incorporating the expected revenues, transaction volume, programming and administrative fees, persistency of customer tenure, commission rates and servicing and other variable costs for those clients and customers who utilize our programs and solutions. Our goal is to enrich and enhance our clients’ customer relationship by continuing to invest in our platform and solutions, and to continue to deliver relevant and leading products and services.

Focus on New Program Development. We continually develop and test new programs and solutions to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities. These programs and solutions may include loyalty and enhancement services, identity theft protection products, fully underwritten insurance programs, and purchase warranty offerings. We also consider acquisitions of new and complementary programs and technology to further enhance our offerings and generate additional revenue. In addition, we believe we have opportunities to enhance our existing services by enabling customers to engage more effectively through digital channels. For instance, many of our programs and solutions, such as loyalty rewards redemptions, leisure and travel discounts, and identity theft protection are designed with mobile-first users in mind, delivering customer-centric user journeys and featuring real-time availability of data.

Our Competitive Strengths

We believe our success and competitive advantage in providing comprehensive loyalty and customer engagement solutions is due to our ability to leverage a number of key strengths, including:

Flexible, Scalable, Custom and Secure Platforms. Our platforms provide end-to-end loyalty, customer engagement and insurance programs and solutions. Our platforms allow for a flexible mix of benefits and services to meet our clients’ needs. In addition, the scalability of our platforms allows us to continuously add new features, partners, programs and customer segments efficiently and effectively. We customize our loyalty and engagement programs and solutions to differentiate our client’s brand. Our clients’ customers’ data is protected ensuring that their program is secure and rewarding.

We believe our flexible, scalable, custom and secure platforms increase the value we provide to our clients, allowing for a best-in-class user experience and a competitive advantage over our peers.

Broad Capabilities for Loyalty Program Solutions. We continuously monitor technology and user experience trends, as well as redemption options available to consumers of a loyalty points program. We are able to fulfill consumers’ most preferred redemption options because of our extensive supplier network that includes direct relationships with hundreds of travel, merchandise and gift card providers, representing more than 2,400 brands. We also operate and are licensed as one of the largest leisure travel agencies in the United States. We have the flexibility to offer our clients a full service solution or a disaggregated approach, customized to their needs. Our clients are able to leverage these capabilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which we believe increases the likelihood that the program will positively influence consumer behavior.

We believe that the range of the services we are able to provide to support our clients’ loyalty programs provides us with a sustainable advantage over competitors.

Broad Based Geographic Distribution. Because we operate in 20 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, including the United Kingdom, the Nordic countries, Spain, Italy, France and Germany, we are able to provide our loyalty and customer engagement solutions on a global basis to better serve our clients who may have operations and customers in multiple countries. We benefit from synergies generated across all of our operations, including the ability to leverage the knowledge and experience we gain from one country into a new territory.

We believe that our ability to focus our business development and marketing expenditures on opportunities which offer the highest return is a key advantage that allows us to maximize our profitability and cash flows.

Diverse Distribution Channels. We believe we have a strong presence in the financial institution vertical in our Global Loyalty, Global Customer Engagement and Insurance Solutions businesses. We also have a strong presence with retailers and e-commerce companies. In addition, we have a growing presence in a variety of industries and verticals, such as with travel and hospitality companies and telecommunications and gaming companies.

We believe that our ability to focus our business development and investment on our most profitable opportunities in the most attractive markets, channels and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Proprietary Technology and Data Analytics Capabilities. Based on the length of our operating history, we believe our technology and database of actual customer interactions, with approximately 1.1 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. Our technology platform supports subscriber management and points accounting functions and delivers a customer-centric experience for subscriber rewards accounts. We utilize our data analytics to develop highly targeted, customized loyalty and engagement programs and solutions across multiple channels and product offerings for each client with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our programs and solutions of value. We are also able to utilize our predictive data analytics to anticipate shifts in the marketplace.

We believe our proprietary technology and data analytics capabilities enhance the profitability of our capital expenditures, allow us to better engage with customers, and help us to continue to secure and maintain long-term relationships with clients.

Strong, Long-Term Relationships with Clients. We have a long history of providing comprehensive loyalty, customer engagement and insurance solutions to leading companies in the U.S. and Europe. Because our services have broad-based consumer appeal and are relevant to any industry looking to enhance and extend the quality of their relationship across large-scale populations, our clients span a wide variety of industries, such as financial services, retail, e-commerce, travel, hospitality, and telecommunications, among others.

We believe that the strength and breadth of our relationships with our clients provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chief Executive Officer, Todd Siegel, who has been with us for over seventeen years, our eight senior executives have a combined ninety-three years of experience with Affinion Holdings.

We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Programs and Solutions

Global Loyalty Solutions. We create and manage any and all aspects of our clients’ loyalty programs including program design, program management, technology platform, data analytics, points administration and rewards fulfillment. We manage loyalty solutions for points-based loyalty programs for many large financial institutions and other significant businesses. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2016, we facilitated approximately $2.2 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

We provide and manage reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly-owned subsidiary, which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline reward fulfillment as we fulfilled approximately 15.7 million redemptions in 2016 on an annualized basis. We do not retain any loyalty points-related liabilities. We typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Connexions also provides clients with the ability to offer leisure travel as a subscriber benefit in a purchase environment, and a travel gift card which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

We are differentiated by our technology platform that supports member management and points accounting functions and delivers a best-in-class user experience for member rewards accounts.  Our flexibility allows us to vary the rules and offerings in programs to maximize per customer revenues and profits.  Our scalability allows us to continually add new features, partners, programs, and customer segments quickly, easily and securely.  Our business rules allow each of our clients to segment their customer base with unique design and experience, seamlessly with the client’s brand.  Our clients’ customers’ data is protected meaning their loyalty program is rewarding and secure.

Global Customer Engagement Solutions. Through our global customer engagement operations, we create and manage innovative programs and solutions that address key consumer needs such as greater peace-of-mind and meaningful savings. We provide our solutions to leading companies in the financial institution, telecommunications, retail and travel sectors globally. These programs and solutions help our clients enrich their offerings to drive deeper connections, and encourage their customers to engage more, stay loyal and generate more value. For example, our solutions offer customers benefits and value-added services in the growing market of credit monitoring and identity-theft resolution services, which are intended to improve the subscriber’s sense of security and well-being, or discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise travel, automotive and home improvement.

Our customer engagement solutions may be categorized in two ways: (1) revenue enhancement, which is a traditional subscription-based model and (2) engagement solutions, which is a fee-for-service or transactional based model.

In the revenue enhancement model, we provide incremental services for our clients to monetize their customer base. We also partner with clients to customize benefits that resonate with their brand and their customers’ needs.

In the engagement solutions model, we help clients differentiate their products and build strong customer relations. We also bundle appropriate rewards and benefits along the lifecycle of clients’ customers to create intimate, reciprocal connections that drive purchase decisions, interaction and participation over time.

Our principal customer engagement benefits are: (1) DataPal, a combination of benefits that secures users’ internet connection, simplifies password and document storage and scans the web for personal data; (2) PrivacyGuard and My Credit Tracker, which provides access to and monitoring of credit report, credit score and credit history to prevent identity-theft; (3) Complete Savings, which provides online shopping and access to discounts; (4) Enjoymore, a shopping program offering access to discounts on dining and cinema, and cash back on tickets and other events; (5) Great Fun, a discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment.

Insurance Solutions. We offer five primary insurance solutions that pertain to supplemental health or life insurance. These solutions, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

At December 31, 2016, our principal insurance products included: (1) AD&D, which provides coverage for accidental death and serious injury with $1,000 initial complimentary coverage and up to $300,000 in additional coverage; (2) Hospital Accident Plan, which pays cash directly to the insured if hospitalized due to a covered accident with up to $1,800 per day hospitalized; (3) Recuperative Care, which provides cash directly to the insured if hospitalized due to a covered accident or illness with up to $400 per day hospitalized; (4) Graded Benefit Whole Life, which provides a lump sum life insurance benefit with up to $25,000 of coverage; (5) Simplified Issue Term Life, which provides a lump sum life insurance benefit with up to $250,000 of coverage.

We market our insurance products primarily by direct mail and the Internet. We use retail arrangements with our clients when we market our insurance solutions to their customers. We earn revenue in the form of commissions from premiums collected, and in some cases, from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

Clients

We are able to provide our loyalty and customer engagement solutions by utilizing the brand names and customer contacts of our clients. Our diversified base of clients includes more than 5,500 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select clients include Wells Fargo, Citibank, JPMorgan Chase and Transworld Entertainment. In 2016, we derived approximately 32% of our net revenues from subscribers and end-customers obtained through our 10 largest clients.

With respect to our loyalty and engagement solutions operations, many of our principal partner agreements have a term of at least two years, which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice, and we typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Typically, our agreements with our clients for the marketing and servicing of our retail subscriber products are for fixed terms (typically one to three years, in the case of customer engagement, and five years of marketing commitment plus five years of collection tail if terminated, in the case of insurance with credit union clients), which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice. Our clients are not subject to minimum marketing commitments that are material, individually or in the aggregate. While we generally do not have continued marketing rights following the termination of any marketing agreements, the vast majority of our marketing agreements allow us to extend or renew existing subscribers and bill and collect associated subscription fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to subscribers are either our standard products, which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our clients agree not to solicit our subscribers for substantially similar services both during the term of our agreement and following any termination thereof.

Global Loyalty. We had 59 clients at December 31, 2016, which include leading financial institutions, gaming companies, brokerage houses, automotive companies, premier hotels and travel-related companies.

Global Customer Engagement. We had approximately 850 clients in multiple industries at December 31, 2016. Our relationships with our largest partners typically encompass multiple products and/or types of marketing channels. In general, we have long-standing relationships with our partners. Our international clients include some of Europe’s most prominent retail banks and telecommunications companies.

Insurance Solutions. Our insurance clients consist of approximately 3,230 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2016. Customers of our top 10 clients generated approximately 25% of our gross insurance revenue in 2016. In addition, we have held the endorsement of the American Bankers Association of our AD&D product since 1989.

Customers

As of December 31, 2016, we had approximately 44 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 42 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and solutions to our customers through more than 5,500 clients as of December 31, 2016. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Global Loyalty. As of December 31, 2016, we had approximately 42 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services.

Global Customer Engagement. As of December 31, 2016, we had approximately 1.3 million subscribers and end-customers in the U.S. We target customers of our clients who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being. As of December 31, 2016, we had approximately 16 million international package customers and approximately 2 million customers in 20 countries, primarily in Europe.

Insurance Solutions. As of December 31, 2016, we had approximately 19 million insurance customers in the U.S. We rely on access to our clients’ large customer bases to market our insurance solutions. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

Third Party Suppliers

We partner with a large number of third-party suppliers to provide fulfillment of many of our programs and solutions. Generally, our relationships with key suppliers are governed by long-term contracts (typically, with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). As we have a large number of suppliers, we are generally not dependent on any one vendor and have alternative suppliers should we need to replace an existing vendor. We believe we have very good relationships with our suppliers who value their relationship with us as we are able to provide them with access to a large customer base through our clients, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our suppliers.

Global Loyalty. Connexions acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’ proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty and insurance benefits suppliers. We work directly with over 645 suppliers to obtain rewards and provide loyalty clients with access to more than 13,000 available merchandise models.

Global Customer Engagement. We partner with a variety of third-party suppliers to provide services, benefits and fulfillment for many of our programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR product and AutoVantage product. Global Customer Engagement services its clients using a variety of third-party suppliers to provide benefits, fulfillment and delivery for some of our programs. In addition, we also have key supplier relationships with third parties for its benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our identity theft protection products. Global Customer Engagement also uses third-party suppliers for its print and fulfillment products.

Insurance Solutions. As of December 31, 2016, our carriers for our insurance solutions were Transamerica Premier Life Insurance Company, Minnesota Life Insurance Company, Federal Insurance Company, a member insurer of the Chubb Group of Insurance Companies, Mutual of Omaha and The Hartford, Inc.

Our Technology Platform and Operations

We deliver tailored programs and solutions through our platform of proprietary technology, end-to-end customer service and benefits catalogue. Technology development and product development is integral to our ability to maximize value from each of our client relationships. In developing our programs and solutions, we focus on leveraging marketplace trends and increasing loyalty, with a critical focus on the needs of the consumer. We continue to make significant product development investments to ensure that our proprietary technology meets industry leadership standards and can be seamlessly integrated and customized to further support our clients’ brands and loyalty strategy.

When we enhance existing and/or develop new programs and solutions, we take into account not only the combination of benefits that will make up the program or solution, but the characteristics of the customers to whom we will target.

We also research, build and launch custom partner programs and solutions that we create uniquely for clients to address specific needs of these clients and their customers.

Proprietary Technology. Our proprietary technology allows our clients to integrate and enrich relationships with their customers, supporting our value proposition in the marketplace. We focus on utilizing our proprietary technology to deliver programs and solutions that motivate and inspire loyalty by consumers.

We continue to make investments to maintain and update our proprietary technology to remain competitive in the marketplace. Our technology platform is also built to embrace new technologies and innovation such as artificial intelligence and voice recognition used to enhance the customer experience.

End-to-End Customer Service. We provide full customer service support and delivery globally, including enrollment, benefits support, fulfillment, billing and payment. We focus on integrating and optimizing the customer journey through our end-to-end customer service.

Servicing and enrollment requests are processed through a workflow and messaging interface with our suppliers and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and solutions, as well as store customer information for future investment analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future investment analysis.

Benefits Catalogue. We believe that our ability to customize programs and solutions utilizing a broad range of benefits that we provide enables us to meet the complex and highly specialized customer engagement needs of our clients and their customers. Our benefits catalogue may be categorized generally as addressing one of two broad categories of fundamental consumer needs: (1) protection and peace-of-mind services or (2) savings on lifestyle-oriented purchases and loyalty solutions.

Our loyalty programs offer many redemption options, including gift card, travel, merchandise, cash back and various other options. Our customer engagement programs and solutions offer benefits including credit monitoring, access to credit reports, online data monitoring, online shopping and access to savings such as dining discounts, cinema discounts and cash back on tickets and other events, and concierge services. We offer five primary insurance solutions that pertain to supplemental health or life insurance.

Processing

The processing responsibilities of the operations group can be divided into: (1) travel fulfillment; (2) gift card fulfillment; (3) merchandise fulfillment; (4) enrollments; (5) fulfillment packages; and (6) billing.

Travel Fulfillment. Loyalty Travel Agency LLC, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

Gift Card Fulfillment. Through an in-house gift card fulfillment facility, we deliver approximately 12 million gift card rewards annually, and we have nearly 200 merchant relationships directly sourced and managed.

Merchandise Fulfillment. We provide merchandise rewards fulfillment to our clients’ customers with access to approximately 12,000 products from over 1,900 top brands, while averaging three supplier relationships per product to ensure availability and best pricing. We manage the process of customers purchasing merchandise products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from clients and telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is approximately 24 hours.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our global customer engagement and insurance programs. Fulfillment orders are generally transmitted to the appropriate fulfillment supplier by the next business day following receipt of the order.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, retail company proprietary cards, PayPal, and checking and savings accounts. We use both generic and direct processing methods and work closely with a variety of payment processors and our clients to maximize our ultimate collection rates.

Competition

We are a leading loyalty, customer engagement and insurance solutions company with value-added programs and services with a network of more than 5,500 clients as of December 31, 2016, approximately 44 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 42 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2016. Our leadership position in the marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from approximately 35,500 loyalty and customer engagement program marketing campaigns conducted over the last five years and our core strengths in the areas of multi-channels marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2016, we offered 13 core products and services with 241 unique benefits and supported almost 4,600 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any direct marketing channel, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Global Loyalty Solutions. Participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Blackhawk, Expedia and Epsilon.

Customer Engagement Solutions. The customer engagement solutions industry is characterized by a high degree of competition. Participants in this industry include engagement services companies, such as United Marketing Group, Encore, Synapse, AAA, LifeLock and Intersections, as well as the credit bureaus, Experian, Equifax and TransUnion, and large retailers, travel agencies, insurance companies and financial service institutions. Internationally, on the customer engagement side of the business, competitors include Card Protection Plan, LV8, Plebicom S.A., as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Serisystem and Jakala in Italy, MehrWert Servicegesellschaft in Germany and Falck in Norway.

Insurance Solutions. Participants in the U.S. in the direct marketing of insurance solutions include AIG, CUNA Mutual Group, New York Life, Securian, Transamerica, and marketing firms who, in some instances, utilize our insurance underwriters.

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

Employees

As of December 31, 2016, we employed approximately 3,370 people, of which approximately 55% are located in North America and the remaining 45% are in our international offices.

Company History

We have over 40 years of operational history. We started offering membership products in 1973, and in 1985 began marketing insurance and package enhancement products. In 1988, we entered the loyalty solutions business and in the early 1990s, we started offering certain of our program offerings internationally.

In 2005, the Company was acquired by investment funds affiliated with Apollo Global Management, LLC (such investment funds, the “Apollo Funds”) from Cendant Corporation (“Cendant”) through the consummation of the Apollo Transactions (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Apollo Transactions”).

In 2011, we entered into a merger agreement that resulted in Affinion Holdings’ indirect acquisition of all of the capital stock of Webloyalty and the conversion of Webloyalty securities into Affinion Holdings securities (the “Webloyalty Acquisition”) and the acquisition of approximately 21% of the common stock of Affinion Holdings by investment funds affiliated with General Atlantic LLC (such investment funds referred to as “General Atlantic”) with the Apollo Funds continuing to own approximately 70% of the common stock of Affinion Holdings.

On November 9, 2015, we consummated the 2015 Exchange Offers, 2015 Rights Offering and Reclassification, each as defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2015 Exchange Offers, Rights Offering and Reclassification.”

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any common stock of Affinion Holdings. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the existing holders of 5% or more of the common stock of Affinion Holdings.

Governmental and Regulatory Matters

Our business is subject to U.S. federal and state regulation as well as regulation by governments and authorities in foreign jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the FTC, the Federal Communications Commission (“FCC”) and the Consumer Financial Protection Bureau (“CFPB”). State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

Federal and State Marketing Laws. The FTC, CFPB and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair, deceptive and abusive marketing practices. We review all of our marketing materials for compliance with applicable federal and state regulations and state marketing laws.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank created the CFPB that became operational on July 21, 2011 and has the authority to regulate all consumer financial products sold by banks and non-bank companies.

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

State Privacy Laws. In addition to federal legislation, some states are considering or have passed laws restricting the sharing of customer information. For example, the California Financial Information Privacy Act (“SB-1”) places restrictions on financial institutions’ ability to share the personal information of their California customers. We have established a privacy solution that is designed to comply with the requirements of SB 1.

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

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as laws by countries within the EU in which Affinion International conducts its operations. These include:

•	Data Protection regulation: imposing security obligations, consent requirements, and restrictions on the processing, use and transmission of customers’ personal data;

•	Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers;
•	Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities;
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

We are a highly leveraged company. As of December 31, 2016, we had approximately $1.8 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, require quarterly principal payments on Affinion’s first lien term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2016, our estimated annual 2017 principal and interest payments on our debt will be approximately $143.9 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on Affinion, including restrictions on Affinion’s ability to, among other things:

•	incur or guarantee additional debt;
•	sell preferred stock of a restricted subsidiary;
•	pay dividends and make other restricted payments (including payments of certain junior debt);
•	create or incur certain liens;
•	make certain investments;
•	engage in sales of assets and subsidiary stock;
•	enter into transactions with affiliates; and
•	transfer all or substantially all of Affinion’s assets or enter into merger or consolidation transactions.

In addition, Affinion’s senior secured credit facility requires Affinion to maintain a maximum senior secured leverage ratio. As a result of these covenants, we may be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

If Affinion fails to comply with the covenants contained in Affinion’s senior secured credit facility, an event of default, if not cured or waived, could result under Affinion’s senior secured credit facility, and the lenders thereunder:

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

The terms of the indentures governing Affinion’s 2010 senior notes and the International Notes and Affinion’s senior secured credit facility contain restrictions on the applicable issuer’s ability and that of any of its subsidiaries to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2016, we had $69.2 million available for additional borrowing under the revolving loan commitments under Affinion’s senior secured credit facility, after giving effect to $10.8 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt.

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

We may not be able to successfully restructure all of our indebtedness before it matures and may be forced to default on our debt.

We have $1.8 billion of long-term debt maturing in tranches beginning in April 2018 and throughout the remainder of 2018. Additionally, our revolving credit facility under our senior secured credit facility expires in January 2018. Our ability to continue as a going concern is dependent on our ability to refinance such debt.  While we believe, based on current forecasts, we have the liquidity necessary to service our debt and we expect to remain in compliance with the financial covenants for 12 months from the date of the issuance of these financial statements, we do not anticipate being able to repay all of our debt as it matures as currently scheduled. As of the issuance of these financial statements, we have entered into certain agreements, as described below, and, therefore, have concluded that it is probable the debt will be restructured and the scheduled maturity extended through 2022. These actions have mitigated the substantial doubt about our ability to continue as a going concern.  However, there is no assurance that we will be able to consummate a credit agreement refinancing (the “Credit Agreement Refinancing”), the International Notes Redemption (as defined below) or the Exchange Offers (as defined below) or an alternative transaction prior to the maturity of the revolving credit facility or other debt. If we are unable to successfully restructure our debt prior to maturity, it could have a material adverse effect on our business, financial condition and operating results and, if not cured or waived, could result in the acceleration of all of our debt. If the indebtedness under our senior secured credit facility, Affinion’s 2010 senior notes and the International Notes were to be accelerated or if such indebtedness becomes due upon stated maturity, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

On March 31, 2017, Affinion entered into a commitment letter (the “Commitment Letter”) with a lender, pursuant to which the lender committed to provide term loans in an aggregate principal amount equal to approximately $1.3 billion and revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million. The proceeds of the term loans will be used by

Affinion to refinance its existing senior secured credit facility, to redeem in full the 7.5% cash/PIK senior notes due 2018 issued by Affinion International Holdings Limited (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans will provide for quarterly amortization payments totaling (i) for the first two years after the closing date, 1% per annum, (ii) for the third year after the closing date, 2.5% per annum, and (iii) for each year thereafter 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments.

Execution and closing of the Credit Agreement Refinancing is conditioned on the consummation of the private offers to exchange for new senior PIK toggle notes due 2022 and warrants to acquire the common stock of Affinion Group Holdings, Inc. or repurchase for cash Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Exchange Offers”). Notwithstanding the Exchange Offers, Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Existing Notes”) are fully callable by the Company or its affiliates or subsidiaries (i.e., Affinion Holdings and Investments).

Also on March 31, 2017, certain holders of Existing Notes (the “Significant Holders”), which collectively held, as of such date, approximately 50% aggregate principal amount of existing AGI Notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments. Pursuant to the Support Agreement, the Significant Holders agreed to tender in the Exchange Offers their Existing Notes.

Also on March 31, 2017, the Significant Holders and certain other investors (collectively, the “Investors”) entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments agreeing to purchase new notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, if Affinion Holdings, Affinion or Affinion Investments exercises its option to redeem any Existing Notes not tendered in the Exchange Offers, under the Investor Purchase Agreement, the Company has the option to obligate the Investors to purchase an aggregate principal amount of new notes and new warrants that would yield sufficient proceeds to fund any such redemptions.

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

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that are or will be subsidiary guarantors of Affinion’s 2010 senior notes or Affinion’s senior secured credit facility, they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have historically experienced net losses and negative working capital.

Since the consummation on October 17, 2005 of the acquisition (the “2005 Acquisition”) by Affinion of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the 2005 Acquisition) and Affinion International (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition), we have had a history of net losses and negative working capital. For the years ended December 31, 2016, 2015 and 2014, we had net income (loss) attributable to us of $15.7 million, $135.3 million and $(428.7) million, respectively. We may incur net losses in future periods. Our working capital deficit as of December 31, 2016, 2015 and 2014 was $69.9 million, $87.3 million and $192.2 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

As part of the 2005 Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting Cendant Marketing Services (“Predecessor”), a division of Cendant Corporation (“Cendant”). Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $119 million per year through 2019 and $89 million for 2020. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We must replace the clients and customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our client and customer base will decline, resulting in material adverse effects to our financial condition.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of clients or customers has occurred historically, and in the future may occur, due to numerous factors, including:

•	changing customer preferences;
•	changes in the value proposition for loyalty program points;
•	other less expensive or more accessible sources for gift cards, travel, merchandise and other program benefits;
•	competitive price pressures;
•	general economic conditions;
•	customer dissatisfaction;
•	credit or debit card holder turnover; and
•	client and customer turnover.

Further, we also have experienced a loss of subscribers in our Legacy Membership and Package segment due to the regulatory issues at our financial institution clients, which have and may continue to cause, such clients to cancel the membership of certain subscribers. Partially as a result of these factors, we have experienced a decline at an accelerated rate in 2016 in our Legacy Membership and Package revenues. We anticipate this decline will return to historical attrition rates in 2017. Additionally, we expect to continue to see a net loss of customers in our global customer engagement and insurance businesses as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each customer rather than the size of our customer base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline.

If we fail to implement our business strategy successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully.  Our business strategy is to pursue initiatives that maintain and enhance our position as a global leader in the design, administration and fulfillment of comprehensive loyalty and customer engagement programs and solutions that enhance and extend the relationship of millions of consumers with our clients by creating and/or delivering valuable programs and solutions that generate incremental loyalty and to focus on attractive opportunities that will increase our profitability and cash flows. We may not be able to implement our business strategy successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service our debt may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as legal developments, government regulation, general economic conditions or increased operating costs or expenses.

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2016, we derived approximately 32.3% of our net revenues from customers we obtained through the 10 largest clients of our more than 5,500 clients.

With respect to our loyalty and engagement solutions operations, many of our key client relationships are governed by agreements that may be terminated at any time without cause by our clients upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our clients upon notice of as few as 30 days without penalty. Our clients are not subject to minimum volume or marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our clients may cease or reduce the value of loyalty points or their marketing of our programs and solutions without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key clients may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution clients, certain clients have terminated their agreements with us or ceased marketing our programs and solutions to, or ceased billing, their customers. The loss of such clients, the cessation of support of their loyalty programs or their marketing of our programs and solutions or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing programs and solutions of which such client’s customers are customers of ours and could adversely affect our ability to further market new or existing programs and solutions through such client to prospective customers. There can be no assurance that more of our clients will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

Our typical global customer engagement and legacy membership product agreements with clients provide that after termination of the contract we may continue to provide our programs and solutions to existing customers under the same economic arrangements that existed before termination. However, in some cases, our clients have violated, and others may in the future nonetheless violate, their contractual obligations and cease facilitating the billing of such existing subscribers. Under certain of our insurance product agreements, however, clients may require us to cease providing programs and solutions to existing subscribers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our clients for which we market under a fee for service arrangement and have not incurred any marketing expenditures, our clients generally may require us to cease providing programs and solutions to existing subscribers upon termination of the fee for service arrangement. Further, clients under certain agreements also have required, and may continue to require, us to cease providing programs and solutions to their customers under existing arrangements if the contract is terminated for material breach by us or due to a change in the law or regulations. If more of these clients were to terminate our agreements with them, and require us to cease providing our programs and solutions to, or cease billing, their customers, then we could continue to lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

Our profitability depends on subscribers continuing their relationship with us. Increased loss of subscribers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual subscriber relationship. This is due primarily to the timing of the servicing of the subscriber compared to the timing of billing and collection of cash from the subscriber. In addition, we experience a higher percentage of cancellations during the initial subscription period compared to renewal periods for our subscription programs. Subscribers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our subscribers’ credit and debit cards by their card issuers as a result of payment delinquencies or for any other reason could result in a loss of subscribers and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of subscribers could result in a loss of significant revenues and reduce our profitability.

We depend on various third-party suppliers to supply certain programs and solutions that we market and to market certain of our programs and solutions on our behalf. The failure of these suppliers for any reason to provide these programs and solutions or market these programs and solutions in accordance with our requirements could result in subscriber dissatisfaction, expose us to increased liability and harm our business, financial condition and reputation.

We depend on various third-party suppliers, including travel and hospitality suppliers, credit content providers, and insurance carriers, to supply the programs and solutions that we market, and the quality of service they provide is not entirely within our control. If any third-party supplier were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party supplier on a timely basis or on terms as favorable to us. Additionally, if any third party supplier suffers interruptions, delays or quality problems, it could result in negative publicity and subscriber dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance programs or cease marketing certain insurance related programs in certain states, as a result of which our revenue and profitability could be adversely affected. If we are required to use an alternative insurance carrier or change our insurance related programs, it may materially increase the time required to bring an insurance related program to market. As we are generally obligated to continue providing our programs and solutions to our subscribers even if we lose a third-party supplier, any disruption in our program offerings could harm our reputation and result in subscriber dissatisfaction.

Furthermore, we utilize third-party suppliers to market certain of our programs and solutions on our behalf. The failure of any of our third party suppliers to satisfy our contractual or other requirements, including the failure to comply with applicable laws or regulations, could subject us to private lawsuits or governmental investigations or proceedings, may result in our liability for damages and fines, and/or harm our reputation. If any third party supplier marketing our programs and solutions on our behalf suffers interruptions, delays or quality problems, it could reduce our revenues and profitability.

With respect to both suppliers that supply certain programs and solutions and suppliers that market certain of our programs and solutions, replacing existing third-party suppliers with more expensive third-party suppliers could increase our costs and reduce our profitability. Additionally, if third-party suppliers increase their prices for their services, it would increase our costs and could result in a reduction of our profitability.

We depend, in part, on payment processors to obtain payments for us. If our payment processors are interrupted or negatively affected in any way it could result in delays in collecting payments or loss of future business and negatively impact our revenues and profitability.

We depend, in part, on payment processors to obtain payments for us. The payment processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a payment processor ceases operations or terminates its agreement with us, there can be no assurance a replacement payment processor could be retained on a timely basis, if at all. Any service interruptions, delays or quality problems could result in delays in our collection of payments, which would reduce our revenues and profitability. Changes to the Visa and MasterCard Rules, the American Express Rules, or other rules and regulations governing card issuers or our clients that negatively impact payment processors’ operations or ability to obtain payments for us, could adversely affect our revenues and profitability. Further, to the extent payment processors or issuing banks suffer a loss of revenues or business as a result of internal policy changes or any future enacted regulations or legislation, our revenues and profitability may be adversely affected.

We have experienced recent declines in our Adjusted EBITDA and may be unable to achieve annual Adjusted EBITDA growth in future periods.

In 2016, we experienced a decline in our Adjusted EBITDA compared to 2015. Our Adjusted EBITDA may continue to decline, and we may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties. In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns for our investments, maintain or exceed the renewal rate and profitability of our subscriber base, retain key clients and expand those relationships, develop relationships with new key  clients, grow our loyalty and customer engagement operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative loyalty, customer engagement and insurance programs and solutions, the quality and breadth of the programs and solutions offered, competitive pricing and in-house marketing expertise. Our competitors offer programs and solutions similar to, or which compete directly with, those offered by us. These competitors include, among others, Maritz Loyalty Marketing, Blackhawk, Expedia, Epsilon, Experian, Equifax, TransUnion, Card Protection Plan, AIG, CUNA Mutual Group and New York Life. In addition, we could face competition if our current clients were to develop and market their own in-house programs and solutions similar to ours. Furthermore, certain of our clients (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products and solutions to their customers, the marketing and servicing of which historically were provided by us.

Some of these existing and potential competitors have substantially larger customer bases and greater financial and other resources than we do. There can be no assurance that:

•	our competitors will not increase their emphasis on programs and solutions similar to those we offer;
•	our competitors will not provide programs and solutions comparable or superior to those we provide at lower costs to customers;
•	our competitors will not adapt more quickly than we do to evolving industry trends or changing market requirements;
•	new competitors will not enter the market; or
•	other businesses (including our current clients) will not themselves introduce in-house programs and solutions similar to those we offer.

In order to compete effectively with all of these competitors, we must be able to provide superior programs and solutions at competitive prices. In addition, we must be able to adapt quickly to evolving industry trends, a changing market, and increased regulatory requirements. Our ability to grow our business may depend on our ability to develop new programs and solutions that generate consumer interest and to offer a technology platform that supports member management and points accounting functions and delivers a best-in-class user experience for member rewards accounts. Failure to do so could result in our competitors acquiring additional market share in areas of consumer interest. Any increase in competition could result in price reductions, reduced gross margin and loss of market share.

Additionally, because contracts between clients and program providers are often exclusive with respect to a particular program, potential clients may be prohibited for a period of time from contracting with us to promote a new program if the benefits and services included in our program are similar to, or overlap with, the programs and solutions provided by an existing program of a competitor.

Our business is increasingly subject to U.S. and foreign government regulation, which could impede our ability to market and provide our programs and solutions and reduce our profitability.

Our U.S. programs and solutions are subject to extensive regulation and oversight by the FTC, the FCC, the CFPB, state attorneys general and/or other state regulatory agencies, including state insurance regulators. Our programs and solutions involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the GLB, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance programs and solutions are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our travel programs and solutions are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof. The gift cards that we provide to our clients, their customers and subscribers are subject to the Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and solutions and reduce our revenues and profitability.

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

Some of our products, including our insurance programs and solutions, require us to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by us to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulators denying our initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses we currently possess, which could severely inhibit our ability to market and/or provide these programs and solutions.

Our clients are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our clients or the failure of our clients to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution clients terminating, and may cause others in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our programs and solutions to their customers, all of which could have a material adverse impact on our business. In addition, our clients are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution clients are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and the FCA as described below. Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions. As a result, our financial institution clients may impose requirements and processes that could impede our ability to market our programs and solutions and reduce our revenues and profitability.

The enactment of Dodd-Frank and the regulations promulgated thereunder, including those implemented by the CFPB, have imposed additional reporting, supervisory and regulatory requirements on, as well as resulted in inquiries of, us and our clients. In addition, the CFPB or other bank oversight federal agencies, such as the OCC and FCA, have issued and may continue to issue rulings or findings or enter into a settlement or consent orders with one or more of our financial institution clients that relate to the programs and solutions we provide to such financial institution, which could adversely affect our marketing with those clients or require changes to our programs and solutions to subscribers and could have a material adverse effect on our business, financial condition and results of operations. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with. As a result of these regulations, supervisory audits and inquiries, settlements and consent orders, certain financial institution clients have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing programs and solutions to subscribers, or require changes to our programs and solutions to subscribers that could have a material adverse effect on our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions by subscribers or industry associations for any failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. Any changes to applicable regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and solutions and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our clients the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. For further discussion of current legal and regulatory actions against us, see “—We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.”

Over the past several years, there has also been proposed legislation in several states and the European Economic Area that may impact our business. For example, various state insurance commissions are reviewing the various health insurance model acts and regulations, which could change the manner in which certain supplemental insurance products may be offered to consumers. Several bills also have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If such legislation is passed in one or more states or by Congress, it could impede our ability to market our programs and solutions and reduce our revenues and profitability. Legislation relating to consumer privacy may also affect our ability to collect data that we use in providing our programs and solutions, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and solutions, result in a loss of subscribers, reduce revenues and profitability and damage our reputation.

We are, or have been, involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the OCC and the CFPB, respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. commenced an arbitration proceeding against Trilegiant (as defined below) and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to the OCC and CFPB Consent Orders. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 29, 2016, the arbitrator overseeing the arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $ 4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding.  Both parties filed motions for reconsideration by the arbitrator of portions of the award.  On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0 million due to a calculation error in the original award.   On January 25, 2017, the parties agreed to a Settlement Agreement and Release (“Settlement”) that, among other things, resolved the parties’ disputes without further litigation and released the parties from claims related to the arbitration.  As part of the Settlement, Affinion agreed to pay Bank of America $4.0 million, which payment was made on January 31, 2017.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and foreign regulatory agencies relating to the marketing of its membership programs and solutions and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements. By way of further example, in January 2015, following voluntary discussions with the FCA, Affinion International Limited (“AIL”), one of our U.K. subsidiaries, and 11 U.K. retail banks and credit card issuers, announced a proposed joint arrangement, which is allowing eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and customers affected were able to submit their claims until March 18, 2016 (and in exceptional circumstances, until September 18, 2016). As of December 31, 2016, substantially all of the compensation had been paid and, based on the information currently available, the Company has recorded and estimated liability that represents any additional potential consumer refunds to be paid by the Company as part of such arrangement. Settlement or other final resolution of other such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief. For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of subscribers, reduce revenues and profitability and damage our reputation and otherwise have a material effect on our business, financial condition and results of operations. There can be no assurance that our accruals for legal actions or governmental investigations will be sufficient to satisfy all related claims and expenses.

We rely on our clients to provide limited customer information to us for certain marketing purposes and to approve our marketing materials. If our clients make significant changes to the materials that decrease results or if they limit the information that they provide to us, our ability to generate new subscribers may be adversely affected.

Certain of our marketing efforts depend in part on certain limited customer information being made available to us by our clients. There can be no assurance that our clients will, or will be able to, continue to provide us with the use of such customer information.

Our marketing efforts are largely dependent on obtaining approval of the solicitation materials from our marketing partners. We market our programs and solutions based on tested marketing materials, and any significant changes to those materials that are required by our clients could negatively affect our results. The material terms of each marketing campaign must be mutually agreed upon by the parties. There can be no assurance that we will obtain approvals of our marketing materials from our clients, and the failure to do so could impede our ability to market our programs and solutions, result in a loss of subscribers, and reduce our revenues and profitability.

We may lose subscribers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our failure to invest in our business, introduce these products or services or to develop new programs and solutions, or the introduction or announcement of new programs and solutions by competitors, could render our existing offerings non-competitive or obsolete. There can be no assurance that we will be successful in developing or introducing new programs and solutions or that such new programs and solutions will generate sufficient cash flows and revenues to offset the expected decrease in our Legacy Membership and Package segment. Our failure to develop, introduce or expand our programs and solutions or to make other investments in our business, such as marketing or capital expenditures, could result in a material loss of clients or subscribers and materially reduce our revenues, cash flow from operations and profitability.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches.

Certain of our programs and solutions are based upon the collection, distribution and protection of sensitive private data. Such data is maintained by the Company, as well as by certain of our third-party suppliers that provide components for our programs and solutions or assist in the billing for membership programs and solutions. Although we maintain a global risk management program to minimize the risks of a data breach, including conducting periodic audits of the security risk programs of our third-party suppliers, unauthorized users might access or disrupt that data, and human error or technological failures might cause the wrongful dissemination or disruption of that data. If we experience a security breach, the integrity of certain of our programs and solutions may be affected and such a breach could violate certain of our client agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. Although we maintain insurance coverage for certain computer network security and privacy-related risks, we may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from clients or subscribers under laws (such as California’s SB 1386 and regulations promulgated by the FCA and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain clients and subscribers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our programs and solutions and the credibility of our information.

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

We could face patent infringement claims from our competitors or others alleging that our processes or programs and solutions infringe on their proprietary technology.  If we were subject to an infringement suit, we may be required to (1) incur significant costs to license the use of proprietary technology, (2) change our processes or programs or (3) stop using certain technologies or offering the infringing program entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our subscribers to seek other programs and solutions that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages, impede our ability to market or provide existing programs and solutions or create new programs and solutions, reduce our revenues and profitability and damage our reputation.

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

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our clients’ and subscribers’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

In addition, we receive data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our clients and subscribers or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations could impede our ability to market our programs and solutions, result in a loss of subscribers and reduce our revenues and profitability.

If we are unable to meet the rapid changes in technology, our programs and solutions and proprietary technology and systems may become obsolete.

Due to the cost and management time required to introduce new programs and solutions and enhancements, we may not be able to respond in a timely manner to avoid becoming uncompetitive. Additionally, in loyalty solutions, we are differentiated by our technology platform that supports member management and points accounting functions and delivers a best-in-class experience for member rewards accounts. To remain competitive, we must meet the challenges of the introduction by our competitors of new programs and solutions using new technologies or the introduction of new industry standards and practices. Additionally, the vendors we use to support our technology may not provide the level of service we expect or may not be able to provide their product or service on commercially reasonable terms or at all.

We depend, in part, on the postal and telephone services we utilize to market and service our programs and solutions. An interruption of, or an increase in the billing rate for, such services could adversely affect our business.

We depend, in part, on the postal and telephone services we utilize to market and service our programs and solutions. An interruption of, or an increase in the billing rate for, such services could increase our costs and expenses and reduce our profitability.

We market and service our programs and solutions by various means, including through mail and via telephone. Accordingly, our business is dependent on the postal and telephone services provided by the U.S. Postal Service and international postal service, and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could impede our ability to market our programs and services, result in a loss of subscribers and reduce our revenues and profitability. In addition, the U.S. Postal Service and international postal service increase rates periodically and significant increases in rates could adversely impact our business.

We may not realize anticipated benefits from future acquisitions or have the ability to complete future acquisitions.

From time to time, we pursue acquisitions as a means of enhancing our scale and market share. In general, the success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of key employees or of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, any future acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

Our international operations are subject to additional risks not encountered when doing business in the U.S., and our exposure to these risks will increase as we expand our international operations.

We have a limited history of conducting certain of our international operations, which involve risks that may not exist when doing business in the U.S. In order to achieve widespread acceptance in each country we enter, we must tailor our programs and solutions to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to consumer preferences, is a difficult task and our failure to do so could slow our growth in international markets.

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

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2016, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
Boise, ID	Call Center
Chicago, IL	Sales, Marketing and Call Center
Dublin, OH	Vacant
Eden Prairie, MN	Connexions Operations and Software Development
Franklin, TN (2 sites)	Insurance Headquarters, Sales, Marketing and Administration, Print Fulfillment Center and Call Center
Glen Allen, VA	Connexions Headquarters
San Carlos, CA	Sales and Support
St. Louis, MO	Call Center
Trumbull, CT	Call Center/ Data Operations Center
Tulsa, OK	Call Center
Wakefield, MA	Data Operations Center
Westerville, OH	Call Center and Software Development

International Facilities
Slough, United Kingdom	Global Customer Engagement Headquarters, Data Operations Center, Administration, Sales and Marketing
Amsterdam, Holland	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Cuneo, Italy	Sales
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Helsinki, Finland	Sales and Marketing
Hong Kong, China	Connexions, Sales and Marketing
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Administration, Sales and Marketing
Kettering, United Kingdom	Administration, Sales and Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales, Marketing and Call Center
Manila, Philippines	Call Center
Mexico City, Mexico	Sales and Marketing
Milan, Italy	Sales and Call Center
Nyon, Switzerland	Administration, Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France (2 sites)	Sales, Marketing and Call Center
Portsmouth, United Kingdom (2 sites)	Administration, Sales, Print, Data Operations Center and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing
Sydney, Australia	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2016, 2015 and 2014 was $17.1 million, $17.6 million and $18.5 million, respectively.

Item 3.Legal Proceedings

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint. On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014. Briefing on the motion was completed on June 5, 2014. On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal. On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015. On May 29, 2015, the court also set deadlines for dispositive motions, which were due February 29, 2016. If no dispositive motions were filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016. If dispositive motions were filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016. On June 16, 2015, the court set a schedule for class certification, with Plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by

November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015. On February 29, 2016, the Company filed a Motion for Summary Judgment on the individual claims of the remaining named Plaintiffs. Plaintiffs filed a response on March 21, 2016, and the Company filed its response on April 4, 2016. On August 23, 2016 the court granted Defendant’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs filed a notice of appeal on September 21, 2016.  The Plaintiffs filed their opening brief on appeal on January 4, 2017. Defendants’ answer is due on April 5, 2017.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court held oral argument on September 14, 2016. On December 20, 2016, the Court affirmed the District Court’s dismissal decisions, with the exception of Plaintiff’s claim under CUTPA and under the EFT with regard to delivery of a “copy” of the Plaintiff’s authorization to him. The Court vacated the District Court’s decision on both claims and remanded them to the District Court for further proceedings on the merits.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the Plaintiff, Webloyalty charged Plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from Plaintiff his full account number, name, address, and contact information, as purportedly required under ROSCA. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed Plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on Plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the Plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court allowed the Plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint was not futile. On October 27, 2014, the Plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016. Plaintiff filed a reply brief on February 2, 2016. A hearing on the appeal was held on February 17, 2017. On March 28, 2017, the Court of Appeals found that the Plaintiff’s current complaint had stated claims, which remain as of yet unproven, sufficiently to permit him to proceed with the litigation.  Specifically, the Court of Appeals reversed the District Court’s procedural dismissal of the Plaintiff’s various federal and state causes of action, with the exception of dismissal of his ECPA claim and privacy-based state law claims, which the Court of Appeals affirmed. The Court of Appeals also vacated the District Court’s order denying the Plaintiff leave to amend, thereby allowing the Plaintiff to reassert his claims under the EFT, which had previously been dismissed.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania, alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleges that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint seeks damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On July 5, 2016, Trilegiant filed a motion to dismiss or, in the alternative, to stay Kohl’s third-party complaint. On September 2, 2016, Kohl’s filed an opposition to Trilegiant’s motion to dismiss. On February 3, 2017, Trilegiant filed a reply to Kohl’s opposition. As of March 1, 2017, the parties entered into a settlement and release wherein Trilegiant agreed to make a payment to Kohl’s of approximately $0.3 million and to pay Kohl’s on-going legal fees in the putative class action, capped at $0.4 million (excluding Trilegiant’s initial payment of approximately $0.3 million), to resolve Kohl’s indemnification, contribution and breach of contract claims against Trilegiant with respect to fees and expenses that Kohl’s has incurred or will incur in connection with its defense of the putative class action. However, Kohl’s reserved its right to seek indemnity from Trilegiant for any liability Kohl’s may incur to the plaintiffs in the putative class action relating to Trilegiant’s membership program. The third-party complaint was dismissed with prejudice by stipulation of the parties on March 10, 2017.

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, the Court denied LTPC’s motion to dismiss. In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. Pursuant to our purchase agreement with Cendant, the Cendant Entities (as defined in Note 16 to our audited consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $12.5 million, inclusive of the Bank of America arbitration discussed below, for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). As of December 31, 2016, substantially all of the compensation to consumers had been paid and, based on the information currently available, the Company has recorded an estimated liability that represents any additional potential consumers’ refunds to be paid by the Company as part of such arrangement.

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

On July 29, 2016, the arbitrator overseeing the foregoing arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $ 4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding.  Both parties filed motions for reconsideration by the arbitrator of portions of the award.  On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0 million due to a calculation error in the original award. On January 25, 2017, the parties agreed to a Settlement Agreement and Release (“Settlement”) that, among other things, resolved the parties’ disputes without further litigation and released the parties from claims related to the arbitration. As part of the Settlement, Affinion agreed to pay Bank of America $4.0 million, which payment was made on January 31, 2017.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract and unjust enrichment. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (“OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center.

On August 5, 2016, Citizens Bank, N.A. (“Citizens”) filed a complaint against Affinion Holdings, Affinion, Trilegiant, and Affinion Group, LLC (collectively, the “Defendants”)  in the United States District Court for the District of Rhode Island.  In the complaint, Citizens asserts various causes of action and requests for monetary relief, including a demand for contractual indemnification for customer refunds and attorneys’ fees that Citizens incurred related to a consent order entered into by Citizens with the Office of the Comptroller of the Currency on November 10, 2015 with respect to certain identity theft protection products offered to Citizens’ customers.  On November 18, 2016, Defendants filed a motion to dismiss in response to the complaint. On February 6, 2017, the Court denied Defendants’ motion to dismiss. Dispositive motions are due by December 6, 2017.

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

There is no established trading market for our Common Stock. On June 6, 2016, our Common Stock was approved for quotation on the OTCQX, the top tier of the three markets that comprise OTC Link LLC, an electronic inter-dealer quotation system that displays quotes, last sale prices and volume information in exchange-listed securities, over-the-counter equity securities, foreign equity securities and certain corporate debt securities. As of March 15, 2017, Affinion Holdings has outstanding (i) 9,093,330 shares of Common Stock, par value $0.01 per share (the “Common Stock”), (ii) 429,039 shares of Class C Common Stock, par value $0.01 per share (the “Class C Common Stock”), (iii) 451,623 shares of Class D Common Stock, par value $0.01 per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), (iv) a Limited Warrant (as defined below) to purchase up to 462,266 shares of Common Stock, (v) options to purchase up to 2,235.7173 shares of Class C Common Stock (all of which are exercisable), (vi) options to purchase up to 2,353.5737 shares of Class D Common Stock (all of which are exercisable), (vii) 5,904 shares of Class C Common Stock issuable upon the vesting of retention units and (viii) 6,209 shares of Class D Common Stock issuable upon the vesting of retention units. Such shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold absent registration or pursuant to an exemption therefrom. Affinion Holdings has entered into the Registration Rights Agreement (as defined below), pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Common Stock that are held or acquired by them (but not any shares of Class C/D Common Stock). For a description of the Registration Rights Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Registration Rights Agreement.” As of March 15, 2017, there were 45 holders of record of our Common Stock, 183 holders of record of our Class C Common Stock and 183 holders of record of our Class D Common Stock.

Dividends

During 2016, 2015 and 2014, we made no cash distributions to our shareholders, and we do not currently plan to make any cash distributions to our shareholders in the foreseeable future. We are a holding company and have no direct operations and no significant assets other than ownership of 100% of the stock of Affinion. Any declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, contractual restrictions contained in our equity-related documents, Affinion’s ability to make payments to us, our financial condition, operating results, free cash flow, available cash and current and anticipated cash needs. The terms of Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes significantly restrict Affinion and its subsidiaries from paying dividends and otherwise transferring assets to us, which significantly limits our ability to pay dividends on our Common Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On December 12, 2016, in a privately negotiated transaction, the Company purchased 1,981 shares of Class C Common Stock held by Mr. Lipman and 2,086 shares of Class D Common Stock held by Mr. Lipman for an aggregate purchase price of $1.00, and cancelled such re-purchased shares. The Company did not make any repurchases pursuant to publicly announced plans or programs.

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss) data and cash flows data of Affinion Holdings for each of the three years in the period ended December 31, 2016, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion Holdings as of December 31, 2014, 2013 and 2012 has been derived from the audited balance sheet of Affinion Holdings as of December 31, 2014, 2013 and 2012, respectively, and the related consolidated statements of comprehensive income (loss) data and cash flow data of Affinion Holdings for the years ended December 31, 2013 and 2012 have been derived from the audited consolidated financial statements of Affinion Holdings for the years ended December 31, 2013 and 2012, respectively, none of which is included herein.

	For the Years Ended December 31,
	2016	2015	2014 (1)	2013	2012 (2)
	(in millions, except per share amount)
Consolidated Statement of Comprehensive Income (Loss) Data:
Net revenues	$969.4	$1,169.8	$1,242.8	$1,334.7	$1,494.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	335.7	448.7	481.9	533.2	600.1
Operating costs	327.2	385.2	411.9	439.4	459.5
General and administrative	116.0	115.6	172.9	157.0	150.7
Impairment of goodwill and other long-lived assets	—	93.2	292.4	1.6	39.7
Facility exit costs	0.8	1.8	2.7	0.5	(0.9)
Depreciation and amortization	56.7	89.8	109.7	113.9	184.5
Total expenses	836.4	1,134.3	1,471.5	1,245.6	1,433.6
Income (loss) from operations	133.0	35.5	(228.7)	89.1	61.0
Interest income	0.5	1.8	0.3	0.4	0.9
Interest expense	(109.9)	(215.6)	(223.7)	(206.5)	(190.4)
Gain (loss) on extinguishment of debt	—	318.9	(14.6)	(4.6)	—
Other income (expense), net	0.1	1.2	—	0.1	(0.2)
Income (loss) before income taxes and non-controlling interest	23.7	141.8	(466.7)	(121.5)	(128.7)
Income tax benefit (expense)	(7.4)	(5.9)	38.5	(13.6)	(10.2)
Net income (loss)	16.3	135.9	(428.2)	(135.1)	(138.9)
Less: net income attributable to non-controlling interest	(0.6)	(0.6)	(0.5)	(0.4)	(0.7)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$135.3	$(428.7)	$(135.5)	$(139.6)
Earnings (loss) per share attributable to Class A and Class B common stockholders (3)
Basic		$0.14	$(5.05)	$(1.60)	$(1.65)
Diluted		$0.09	$(5.05)	$(1.60)	$(1.65)
Earnings per share attributable to common stockholders (3)
Basic	$1.74	$95.07
Diluted	$1.74	$95.07
Cash distributions to common shareholders	—	—	—	—	—
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$37.7	$55.4	$32.3	$20.1	$51.9
Working capital deficit	(69.9)	(87.3)	(192.2)	(138.4)	(111.9)
Total assets	738.9	804.3	1,019.6	1,368.2	1,496.6
Total debt	1,863.6	1,894.6	2,272.7	2,258.2	2,246.0
Total Affinion Group Holdings, Inc. deficit	(1,573.7)	(1,583.7)	(1,847.6)	(1,520.9)	(1,414.1)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$25.6	$10.4	$37.0	$1.2	$31.1
Investing activities	(32.5)	(32.2)	(70.9)	(51.1)	(68.3)
Financing activities	(8.3)	46.8	48.1	18.1	(18.0)
Other Financial Data:
Capital expenditures	$34.3	$31.4	$51.0	$46.3	$51.7
Ratio of earnings to fixed charges (4)	1.21	1.64	—	—	—
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

(3)	See Note 11 of the accompanying notes to our consolidated financial statements for a description of our computation of basic and diluted earnings (loss) per share.
(4)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $466.7 million, $121.5 million and $128.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “— Cautionary Statements for Forward-Looking Information.”

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2016 to 2015 and December 31, 2015 to 2014. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2016, 2015 and 2014, and our financial condition as of December 31, 2016, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

Affinion Holdings develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty, customer engagement and insurance programs and solutions that strengthen and expand the value of customer relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

•

Loyalty solutions that help reward, motivate and retain consumers. We create and manage any and all aspects of our clients’ points-based loyalty programs, including design, platform, analytics, points management and fulfillment. Our loyalty solutions offer relevant, best-in-class rewards (such as travel, gift cards and merchandise) to consumers enabling clients to motivate, retain and thank their best customers. For example, our platform and technology support points-based programs for financial services, automotive, gaming, travel and hospitality companies.

•

Customer engagement programs and solutions that address key consumer needs such as greater peace of mind and meaningful savings for everyday purchases. We provide these solutions to leading companies in the financial institution, telecommunications, ecommerce, retail and travel sectors globally. These differentiated programs help our clients enrich their offerings to drive deeper connections with their customers, and to encourage their customers to engage more, stay loyal and generate more revenue for our clients. For example, we develop and manage programs such as identity theft protection, credit monitoring, savings on everyday purchases, concierge services, discount travel services and roadside assistance.

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for over 19 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

Our financial business model is characterized by substantial recurring revenues. We generate revenue primarily in three ways:

•

Fee for service: we generate revenues from our clients through our loyalty business by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. We also generate revenues for desired customer engagement programs and solutions, typically through a licensing and/or per-user fee.

•

Commission or transaction fee: we earn a commission from our suppliers and/or a transaction fee from our clients based on volume for enabling or executing transactions such as fees generated from loyalty points related purchases and redemption. We can also generate revenues based on a per-subscriber and/or a per-activity commission fee from our clients for our services.

•	Subscription: we generate revenues through the sale of our value-added subscription-based programs and solutions to the customers of our clients whom we bill on a monthly, quarterly or annual basis.

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the new global organizational structure marks another major step in our strategic plan and ongoing transformation. Prior period segment amounts throughout the notes to the audited consolidated financial statement have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our primary financial statements.

Starting in the first quarter of 2016, we have the following four operating segments:

•

Global Loyalty.  This segment consists of all of our loyalty assets globally in which we are a provider of end-to-end loyalty solutions that help clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfilment and redemption across multiple channels.

In this operating segment, we create and manage any and all aspects of our clients’ loyalty programs including program design, program management, technology platform, data analytics, points administration and rewards fulfillment. We manage loyalty solutions for points-based loyalty programs for many large financial institutions and other significant businesses. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

We provide and manage reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly-owned subsidiary, which is a service provider for points-based loyalty programs. We typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Connexions also provides clients with the ability to offer leisure travel as a subscriber benefit in a purchase environment, and a travel gift card which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

•

Global Customer Engagement.  This segment consists of our customer engagement business, in which we are a leading global solutions provider that delivers a flexible mix of benefits and services for our clients that meet customers’ needs, including products that are designed to help consumers save money and gain peace of mind.

Through our global customer engagement operations, we create and manage innovative programs and solutions that address key consumer needs such as greater peace-of-mind and meaningful savings. We provide our solutions to leading companies in the financial institution, telecommunications, retail and travel sectors globally.

Our customer engagement solutions may be categorized in two ways: (1) revenue enhancement, which is a traditional subscription-based model and (2) engagement solutions, which is a fee-for-service or transactional based model.

In the revenue enhancement model, we provide incremental services for our clients to monetize their customer base. We also partner with clients to customize benefits that resonate with their brand and their customers’ needs.

In the engagement solutions model, we help clients differentiate their products and build strong customer relations. We also bundle appropriate rewards and benefits along the lifecycle of clients’ customers to create intimate, reciprocal connections that drive purchase decisions, interaction and participation over time.

•	Insurance Solutions. This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain accident & life insurance solutions.

We offer five primary insurance solutions that pertain to supplemental health or life insurance. These solutions, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

We market our insurance products primarily by direct mail and the Internet. We use retail arrangements with our clients when we market our insurance solutions to their customers. We earn revenue in the form of commissions from premiums collected, and in some cases, from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

•

Legacy Membership and Package.  This segment consists of certain global membership and package programs that are no longer being actively marketed but continue to be serviced and supported. This segment includes membership programs that were marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of more than 5,500 clients as of December 31, 2016, approximately 44 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 42 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2016. We believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2016, we offered 13 core products and services with 241 unique benefits and supported almost 4,600 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any direct marketing channel, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. Consumer banking is a highly regulated industry, with various federal, state and international authorities governing various aspects of the marketing and servicing of the products we offer through our financial institution partners.

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution clients which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution clients to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our clients have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution clients have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to subscribers, or require changes to our programs or solutions to subscribers that could also have a material adverse effect on our business.

In certain circumstances, our financial institution clients have sought to source and market their own in-house programs and solutions, most notably programs and solutions that are analogous to our credit card registration, credit monitoring and identity-theft resolution programs and solutions. As we have sought to maintain our market share in these areas and to continue these programs and solutions with our clients, in some circumstances, we have shifted from a retail arrangement to a fee for service arrangement which results in lower net revenue, but unlike our retail arrangement, has no related commission expense, thereby preserving our ability to earn a suitable rate of return on the campaign.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, impact our ability to obtain information from our members and end-customers and impact the benefits we provide and how we service our customers. In addition, new and contemplated regulations enacted by, or client settlement agreements or consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our clients that could delay or terminate marketing campaigns with certain clients, impact the programs and solutions we provide to customers, and adversely affect our business, financial condition and results of operations.

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

Company History

We have over 40 years of operational history. We started offering membership products in 1973, and in 1985 began marketing insurance and package enhancement products. In 1988, we entered the loyalty solutions business and in the early 1990s, we started offering certain of our program offerings internationally.

In 2005, the Company was acquired by investment funds affiliated with Apollo Global Management, LLC (such investment funds, the “Apollo Funds”) from Cendant Corporation (“Cendant”) through the consummation of the Apollo Transactions (as defined in “—The Apollo Transactions”).

In 2011, we entered into a merger agreement that resulted in the Webloyalty Acquisition and the acquisition of approximately 21% of the common stock of Affinion Holdings by investment funds affiliated with General Atlantic LLC (such investment funds referred to as “General Atlantic”) with the Apollo Funds continuing to own approximately 70% of the common stock of Affinion Holdings.

On November 9, 2015, we consummated the 2015 Exchange Offers, 2015 Rights Offering and Reclassification, each as defined and described below under “—2015 Exchange Offers, Rights Offering and Reclassification.”

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any common stock of Affinion Holdings. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the existing holders of 5% or more of the common stock of Affinion Holdings.

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion, an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate our investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, services, geographies and programs offer the best opportunities. With the globalization of our clients, programs and solutions and the ongoing refinement and execution of our capital allocation strategy, we have developed the following table that we believe captures the way we look at the businesses (amounts in thousands, except dollars per unit).

	Three Months Ended		Year Ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
Global Loyalty
Gross Transactional Sales Volume (1)	$635,233	$486,472	$2,116,670	$1,878,919	$1,695,959
Gross Transactional Sales Volume per Transaction (1)	$111.92	$93.64	$133.92	$127.65	$145.31
Total Transactions	5,676	5,195	15,805	14,719	11,671
Global Customer Engagement
Average Subscribers (2)	2,552	2,677	2,627	2,723	2,764
Annualized Net Revenue per Average Subscriber (3)	$100.01	$105.95	$103.21	$103.71	$98.81
Engagement Solutions Platform Revenue	$27,664	$34,310	$117,962	$135,763	$142,965
Insurance Solutions
Average Supplemental Insureds (2)	3,250	3,451	3,330	3,538	3,756
Annualized Net Revenue per Supplemental Insured (3)	$67.45	$63.91	$67.10	$64.17	$59.00
Legacy Membership and Package
Average Legacy Members (2)	1,295	2,749	1,599	3,437	3,979
Annualized Net Revenue per Legacy Member (3)	$106.65	$95.21	$100.16	$87.40	$91.63

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes our consolidated results of operations for the years ended December 31, 2016 and 2015:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2016	2015	(Decrease)
	(in millions)
Net revenues	$969.4	$1,169.8	$(200.4)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	335.7	448.7	(113.0)
Operating costs	327.2	385.2	(58.0)
General and administrative	116.0	115.6	0.4
Impairment of goodwill and other long-lived assets	—	93.2	(93.2)
Facility exit costs	0.8	1.8	(1.0)
Depreciation and amortization	56.7	89.8	(33.1)
Total expenses	836.4	1,134.3	(297.9)
Income from operations	133.0	35.5	97.5
Interest income	0.5	1.8	(1.3)
Interest expense	(109.9)	(215.6)	105.7
Gain on extinguishment of debt	—	318.9	(318.9)
Other income, net	0.1	1.2	(1.1)
Income before income taxes and non-controlling interest	23.7	141.8	(118.1)
Income tax expense	(7.4)	(5.9)	(1.5)
Net income	16.3	135.9	(119.6)
Less: net income attributable to non-controlling interest	(0.6)	(0.6)	-
Net income attributable to Affinion Group Holdings, Inc.	$15.7	$135.3	$(119.6)

Summary of Operating Results for the Year Ended December 31, 2016

The following is a summary of changes affecting our operating results for the year ended December 31, 2016.

Net revenues decreased $200.4 million, or 17.1%, for the year ended December 31, 2016 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package, lower revenue in Global Loyalty primarily from the loss of a key client in 2015, lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange, as well as the timing of marketing campaign launches and product launches with new clients, and lower revenue in Insurance Solutions primarily from lower supplemental insureds.

Segment EBITDA increased $64.4 million for the year ended December 31, 2016 as compared to the same period of the prior year as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs and the absence in 2016 of impairment charges totaling $93.2 million recorded in 2015.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Net Revenues. During the year ended December 31, 2016 we reported net revenues of $969.4 million, a decrease of $200.4 million, or 17.1%, as compared to net revenues of $1,169.8 million in the comparable period of 2015.  Global Loyalty net revenues decreased $4.0 million as growth with existing clients was more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame. Global Customer

Engagement net revenues decreased $31.9 million. On a currency consistent basis, net revenues decreased $15.5 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment. Net revenues in our engagement solutions business decreased primarily due to the timing of product launches with new clients and a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $16.4 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues decreased $4.0 million as the impact from lower average supplemental insureds was partially offset by a lower cost of insurance principally from lower claims experience.  Net revenues in Legacy Membership and Package decreased $160.6 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $1.9 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $113.0 million, or 25.2%, to $335.7 million for the year ended December 31, 2016 from $448.7 million for the year ended December 31, 2015. Marketing and commissions expense decreased in Legacy Membership and Package by $79.8 million primarily due to our decision in the latter part of 2015 to terminate certain marketing channels. Costs decreased $23.1 million in Global Customer Engagement primarily due to the timing of campaign launches and the favorable impact of foreign exchange.  Costs decreased $10.7 million in Insurance Solutions primarily due to lower marketing spend.

Operating Costs. Operating costs decreased by $58.0 million, or 15.1%, to $327.2 million for the year ended December 31, 2016 from $385.2 million for the year ended December 31, 2015. Operating costs decreased $45.7 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes. Costs decreased $13.5 million in Global Customer Engagement primarily related to lower product and servicing costs and the favorable impact of foreign exchange.

General and Administrative Expense. General and administrative expense increased by $0.4 million, or 0.3% to $116.0 million for the year ended December 31, 2016 from $115.6 million for the year ended December 31, 2015.  Costs decreased $8.7 million in Global Customer Engagement primarily due to lower employee related costs and the favorable impact of foreign exchange.  Costs increased $10.6 million in Legacy Membership and Package primarily due to higher professional fees and reserves related to certain legal matters.

Impairment of Goodwill and Other Long-Lived Assets. Our 2015 operating results include impairment charges of $93.2 million related to goodwill of $89.6 million and $3.6 million related to intangible assets (trademarks and tradenames) based on a failure of the annual goodwill impairment test in our former Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of  our former Membership Products business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $33.1 million for the year ended December 31, 2016 to $56.7 million from $89.8 million for the year ended December 31, 2015,  primarily from a decrease of $24.9 million related to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis. In addition, amortization expense recorded in 2016 decreased $4.7 million for intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased $3.4 million primarily due to the favorable impact of foreign exchange.

Interest Expense. Interest expense decreased $105.7 million, or 49.0% to $109.9 million for the year ended December 31, 2016 from $215.6 million for the year ended December 31, 2015 primarily from lower interest expense as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Gain on Extinguishment of Debt. The gain on extinguishment of debt in 2015 in the amount of $318.9 million primarily relates to the 2015 Exchange Offers.  The gain primarily represents the difference in the carrying value of the debt exchanged by investors, including unamortized deferred financing costs and debt discounts, and carrying value adjustments, as compared to the value of the Common Stock issued in the exchange.

Income Tax Expense. Income tax expense increased by $1.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to an increase in the current foreign tax provision and deferred state and foreign tax provisions for the year ended December 31, 2016, partially offset by a decrease in the current federal and state tax provisions for the same period.

The Company’s effective income tax rates for the year ended December 31, 2016 and 2015 were 31.0% and 4.2%, respectively. The difference in the effective tax rates for the year ended December 31, 2016 and 2015 is primarily a result of the decrease in income before income taxes and non-controlling interest from $141.8 million for the year ended December 31, 2015 to $23.7 million for the year ended December 31, 2016 and an increase in the income tax provision from $5.9 million for the year ended December 31, 2015 to $7.4 million for the year ended December 31, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$167.0	$171.0	$(4.0)	$56.4	$60.9	$(4.5)	$58.0	$61.9	$(3.9)
Global Customer Engagement	386.3	418.2	(31.9)	71.1	58.5	12.6	78.7	66.5	12.2
Insurance Solutions	227.8	231.8	(4.0)	77.9	70.1	7.8	77.8	70.6	7.2
Subtotal	781.1	821.0	(39.9)	205.4	189.5	15.9	214.5	199.0	15.5
Legacy Membership and Package	189.4	350.0	(160.6)	40.9	86.3	(45.4)	67.8	119.0	(51.2)
Eliminations	(1.1)	(1.2)	0.1	—	—	—	—	—	—
Corporate	—	—	—	(56.6)	(57.3)	0.7	(47.3)	(49.5)	2.2
Impairment of goodwill and other long-lived assets	—	—	—	—	(93.2)	93.2	—	—	—
Total	$969.4	$1,169.8	$(200.4)	189.7	125.3	64.4	235.0	268.5	(33.5)
Effect of purchase accounting, reorganizations, revenues and gains							—	(0.1)	0.1
Certain legal costs							(21.0)	(7.1)	(13.9)
Net cost savings							(9.9)	(14.9)	5.0
Other							(14.4)	(121.1)	106.7
Depreciation and amortization				(56.7)	(89.8)	33.1	(56.7)	(89.8)	33.1
Income from operations				$133.0	$35.5	$97.5	$133.0	$35.5	$97.5

	Year Ended December 31, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	20.4	0.6	—	21.0
Net cost savings	0.6	2.7	—	4.5	2.1	—	9.9
Other, net	1.0	4.9	(0.1)	2.0	6.6	—	14.4
Total	$1.6	$7.6	$(0.1)	$26.9	$9.3	$—	$45.3

	Year Ended December 31, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$0.1	$—	$—	$0.1
Certain legal costs	—	—	—	7.0	0.1	—	7.1
Net cost savings	—	5.8	—	6.3	2.8	—	14.9
Other, net	1.0	2.2	0.5	19.3	4.9	93.2	121.1
Total	$1.0	$8.0	$0.5	$32.7	$7.8	$93.2	$143.2

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty decreased by $4.0 million, or 2.3%, for the year ended December 31, 2016 to $167.0 million as compared to $171.0 million for the year ended December 31, 2015 as increased revenues from growth with existing clients were more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame.

Segment EBITDA decreased by $4.5 million, or 7.4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, as the increased contribution associated with existing clients was more than offset by the loss of a key client in 2015 and the increased investment required for new client launches in 2017.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $31.9 million, or 7.6%, to $386.3 million for the year ended December 31, 2016 as compared to $418.2 million for the year ended December 31, 2015. On a currency consistent basis, net revenues decreased $15.5 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment. Net revenues in our engagement solutions business decreased primarily due to the timing of product launches with new clients and a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $16.4 million from the unfavorable impact of foreign exchange.

Segment EBITDA increased $12.6 million, or 21.5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as the lower net revenues of $31.9 million were more than offset by lower marketing and commissions of $23.1 million, lower operating costs of $13.5 million and lower general and administrative costs of $8.7 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches and the favorable impact of foreign exchange. The lower operating costs were primarily related to lower product and servicing costs and the favorable impact of foreign exchange. The lower general and administrative costs were primarily due to lower employee related costs and the favorable impact of foreign exchange.

Insurance Solutions. Insurance Solutions net revenues decreased by $4.0 million, or 1.7%, to $227.8 million for the year ended December 31, 2016 as compared to $231.8 million for the year ended December 31, 2015. Net revenues decreased as the impact from lower average supplemental insureds was partially offset by a lower cost of insurance principally from lower claims experience.

Segment EBITDA increased by $7.8 million, or 11.1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as the impact of lower net revenues of $4.0 million was more than offset by lower operating expenses of $11.8 million, primarily from reduced marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $160.6 million, or 45.9%, to $189.4 million for the year ended December 31, 2016 as compared to $350.0 million for the year ended December 31, 2015.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $1.9 million.

Segment EBITDA decreased by $45.4 million, or 52.6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Segment EBITDA decreased as the impact from the lower net revenues of $160.6 million and higher general and administrative expense of $10.6 million was partially offset by lower marketing and commissions expense of $79.8 million and lower operating costs of $45.7 million. The lower marketing and commissions expense was primarily the result of our decision in the latter part of 2015 to terminate certain marketing channels. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The higher general and administrative costs were primarily due to higher professional fees and reserves related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $0.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our consolidated results of operations for the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$1,169.8	$1,242.8	$(73.0)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	448.7	481.9	(33.2)
Operating costs	385.2	411.9	(26.7)
General and administrative	115.6	172.9	(57.3)
Impairment of goodwill and other long-lived assets	93.2	292.4	(199.2)
Facility exit costs	1.8	2.7	(0.9)
Depreciation and amortization	89.8	109.7	(19.9)
Total expenses	1,134.3	1,471.5	(337.2)
Income (loss) from operations	35.5	(228.7)	264.2
Interest income	1.8	0.3	1.5
Interest expense	(215.6)	(223.7)	8.1
Gain (loss) on extinguishment of debt	318.9	(14.6)	333.5
Other income, net	1.2	−−	1.2
Income (loss) before income taxes and non-controlling interest	141.8	(466.7)	608.5
Income tax (expense) benefit	(5.9)	38.5	(44.4)
Net income (loss)	135.9	(428.2)	564.1
Less: net income attributable to non-controlling interest	(0.6)	(0.5)	(0.1)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(428.7)	$564.0

Summary of Operating Results for the Year Ended December 31, 2015

The following is a summary of changes affecting our operating results for the year ended December 31, 2015.

Net revenues decreased $73.0 million, or 5.9%, for the year ended December 31, 2015 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in Legacy Membership and Package.

Segment EBITDA increased $244.3 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs, lower general and administrative expenses and a reduced impact of impairment charges in 2015 as compared to 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Net Revenues. During the year ended December 31, 2015 we reported net revenues of $1,169.8 million, a decrease of $73.0 million, or 5.9%, as compared to net revenues of $1,242.8 million in the comparable period of 2014.  Global Loyalty net revenues decreased $7.8 million as growth with new and existing clients was more than offset by lower revenue from the loss of a key client. Global Customer Engagement net revenues increased $2.1 million. On a currency consistent basis, net revenues increased $48.0 million primarily due to higher revenue from growth with our online partnerships in our revenue enhancement business. Net revenues also increased from higher price points in revenue enhancement. These increases were substantially offset by an unfavorable foreign exchange impact of $45.9 million. Insurance Solutions revenues increased $5.4 million as higher revenues from a lower cost of insurance, principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier, were partially offset by lower revenue from lower supplemental insureds. Net revenues in Legacy Membership and Package decreased $73.4 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from an unfavorable foreign exchange impact of $4.2 million and the impact of lower Package revenue primarily the result of lower average Package members.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $33.2 million, or 6.9%, to $448.7 million for the year ended December 31, 2015 from $481.9 million for the year ended December 31, 2014. Marketing and commissions expense decreased in Global Customer Engagement by $18.5 million primarily due to the favorable impact of foreign exchange. Costs decreased $6.9 million in Insurance Solutions primarily from lower commissions. Costs decreased in Legacy Membership and Package by $8.2 million primarily attributable to the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Our decision to terminate certain marketing channels in Legacy Membership and Package reduced new marketing spend in 2015, the benefit of which was primarily offset by the acceleration of expensing advance commission payments to partners.

Operating Costs. Operating costs decreased by $26.7 million, or 6.5%, to $385.2 million for the year ended December 31, 2015 from $411.9 million for the year ended December 31, 2014. Operating costs decreased $10.5 million in Global Customer Engagement primarily due to lower employee related costs and the favorable impact of foreign exchange which more than offset the impact of higher product costs. Costs decreased $13.0 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives. Costs decreased $2.1 million in Global Loyalty primarily from lower employee related costs.

General and Administrative Expense. General and administrative expense decreased by $57.3 million, or 33.1%, to $115.6 million for the year ended December 31, 2015 from $172.9 million for the year ended December 31, 2014. Costs decreased $43.1 million in Legacy Membership and Package primarily due to a decrease in charges for legal reserves and fees including $12.0 million related to the CFPB matter and $18.6 million related to the FCA inquiry. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015. Costs further declined $9.2 million primarily the result of cost savings initiatives. Corporate costs decreased by $14.3 million primarily from lower stock compensation costs of $5.5 million, the reversal of management fees of $5.2 million payable to our former owners which were forgiven in the 2015 Exchange Offers and lower professional fees of $2.8 million related to debt refinancing activities. The lower stock compensation costs were principally due to an adjustment in 2014 to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life.

Impairment of Goodwill and Other Long-Lived Assets. Our 2015 operating results include impairment charges of $93.2 million related to goodwill of $89.6 million and intangible assets of $3.6 million (trademarks and tradenames) based on a failure of the annual goodwill impairment test in our former Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of our former Membership Products business. Our 2014 operating results included an impairment charge related to goodwill of $292.4 million based on a failure of the annual goodwill impairment test in our former Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of our former Membership Products business.

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

Interest Expense. Interest expense decreased $8.1 million, or 3.6% to $215.6 million for the year ended December 31, 2015 from $223.7 million for the year ended December 31, 2014, as the impact of higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 Amendment (as defined below) of Affinion’s senior secured credit facility and the absence in 2015 of a favorable reserve adjustment recorded in the third quarter of 2014 was more than offset by lower accrued interest and lower deferred financing costs as a result of the 2015 Exchange Offers whereby approximately 93.7% of the Investments senior subordinated notes and approximately 95.0% of Affinion Holdings’ 2013 senior notes were exchanged for Affinion Holdings’ Common Stock as of that date. Interest expense further decreased in our Global Customer Engagement business primarily due to the favorable impact of foreign exchange.

Gain (Loss) on Extinguishment of Debt. The gain on extinguishment of debt in 2015 in the amount of $318.9 million primarily relates to the 2015 Exchange Offers.  The gain primarily represents the difference in the carrying value of the debt exchanged by investors, including unamortized deferred financing costs and debt discounts, and carrying value adjustments, as compared to the value of the Common Stock issued in the exchange.  The loss on extinguishment of debt in 2014 includes $14.6 million of unamortized deferred financing costs and debt discount associated with the May 2014 Amendment to Affinion’s senior secured credit facility and the debt exchange completed in the second quarter of 2014.

Income Tax (Expense) Benefit. Income tax expense increased by $44.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to an increase in the current and deferred federal and state tax provisions for the year ended December 31, 2015, partially offset by a decrease in the current and deferred foreign tax provisions for the same period. The change in the deferred federal and state tax provisions which accounted for the largest movement was attributable to the tax benefit recorded pursuant to the goodwill impairment charge for the year ended December 31, 2014.

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

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Global Loyalty	$171.0	$178.8	$(7.8)	$60.9	$69.3	$(8.4)	$61.9	$71.1	$(9.2)
Global Customer Engagement	418.2	416.1	2.1	58.5	23.9	34.6	66.5	50.2	16.3
Insurance Solutions	231.8	226.4	5.4	70.1	56.4	13.7	70.6	63.6	7.0
Subtotal	821.0	821.3	(0.3)	189.5	149.6	39.9	199.0	184.9	14.1
Legacy Membership and Package	350.0	423.4	(73.4)	86.3	95.4	(9.1)	119.0	144.6	(25.6)
Eliminations	(1.2)	(1.9)	0.7	—	—	—	—	—	—
Corporate	—	—	—	(57.3)	(71.6)	14.3	(49.5)	(47.8)	(1.7)
Impairment of goodwill and other long-lived assets	—	—	—	(93.2)	(292.4)	199.2	—	—	—
Total	$1,169.8	$1,242.8	$(73.0)	125.3	(119.0)	244.3	268.5	281.7	(13.2)
Effect of purchase accounting, reorganizations, non-recurring revenues and gains							(0.1)	(0.1)	-
Certain legal costs							(7.1)	(40.1)	33.0
Net cost savings							(14.9)	(25.9)	11.0
Other							(121.1)	(334.6)	213.5
Depreciation and amortization				(89.8)	(109.7)	19.9	(89.8)	(109.7)	19.9
Income (loss) from operations				$35.5	$(228.7)	$264.2	$35.5	$(228.7)	$264.2

	Year Ended December 31, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$0.1	$—	$—	$0.1
Certain legal costs	—	—	—	7.0	0.1	—	7.1
Net cost savings	—	5.8	—	6.3	2.8	—	14.9
Other, net	1.0	2.2	0.5	19.3	4.9	93.2	121.1
Total	$1.0	$8.0	$0.5	$32.7	$7.8	$93.2	$143.2

	Year Ended December 31, 2014
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$0.1	$—	$—	$0.1
Certain legal costs	—	2.5	—	36.9	0.7	—	40.1
Net cost savings	0.4	16.4	—	9.1	—	—	25.9
Other, net	1.4	7.4	7.2	3.1	23.1	292.4	334.6
Total	$1.8	$26.3	$7.2	$49.2	$23.8	$292.4	$400.7

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Revenues from Global Loyalty decreased by $7.8 million, or 4.4%, for the year ended December 31, 2015 to $171.0 million as compared to $178.8 million for the year ended December 31, 2014 as increased revenues from growth with new and existing clients were more than offset by lower revenue from the loss of a key client.

Segment EBITDA decreased by $8.4 million, or 12.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as the increased contribution associated with existing clients was more than offset by the loss of a key client and additional costs from one-time integration expenses incurred in the first quarter of 2015.

Global Customer Engagement. Global Customer Engagement net revenues increased by $2.1 million, or 0.5%, to $418.2 million for the year ended December 31, 2015 as compared to $416.1 million for the year ended December 31, 2014. On a currency consistent basis, net revenues increased $48.0 million primarily due to higher revenue from growth with our online partnerships in our revenue enhancement business. Net revenues also increased from higher price points in revenue enhancement.  These increases were substantially offset by the unfavorable impact from foreign exchange of $45.9 million.

Segment EBITDA increased $34.6 million, or 144.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the higher net revenue of $2.1 million along with lower marketing and commissions of $18.5 million, lower operating costs of $10.5 million and lower general and administration costs of $3.7 million. The lower marketing and commissions and lower general and administrative costs were primarily attributable to the favorable impact of foreign exchange of $16.9 million and $3.1 million, respectively. The lower operating costs were primarily due to lower employee related costs and the favorable impact of foreign exchange which more than offset the impact of higher product costs.

Insurance Solutions. Insurance Solutions net revenues increased by $5.4 million, or 2.4%, to $231.8 million for the year ended December 31, 2015 as compared to $226.4 million for the year ended December 31, 2014. Net revenue increased primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier and were partially offset by lower revenue from lower supplemental insureds.

Segment EBITDA increased by $13.7 million, or 24.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from the higher net revenues of $5.4 million along with lower operating expenses of $8.3 million principally the result of lower marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $73.4 million, or 17.3%, to $350.0 million for the year ended December 31, 2015 as compared to $423.4 million for the year ended December 31, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. The decrease in net revenues related to our financial institution partners is principally due to the cessation of new marketing campaigns with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.  Net revenues also decreased from lower revenue in our online and retail channels in the U.S. along with lower revenue as a result of the sale of our Prospectiv business in April 2014. Net revenues further decreased from an unfavorable foreign exchange impact of $4.2 million and the impact of lower Package revenue primarily the result of lower average Package members.

Segment EBITDA decreased by $9.1 million, or 9.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $73.4 million was partially offset by lower marketing and commissions of $8.2 million, lower operating costs of $13.0 million and lower general and administrative expenses of $43.1 million. The lower marketing and commissions were primarily the result of the migration of certain partner compensation arrangements from bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Our decision to terminate certain marketing channels reduced new marketing spend in 2015, the benefit of which was primarily offset by the acceleration of expensing advance commission payments to partners. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives. The lower general and administrative costs were primarily due to a decrease in charges for legal reserves and fees including $12.0 million related to the CFPB matter and $18.6 million related to the FCA inquiry. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015. Costs further declined $9.2 million primarily the result of cost savings initiatives.

Corporate. Corporate costs decreased by $14.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from lower stock compensation costs of $5.5 million as 2014 included an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, the reversal of management fees of $5.2 million payable to our former owners which were forgiven in the 2015 Exchange Offers and lower professional fees of $2.8 million related to debt refinancing activities.

Impairment of Goodwill and Other Long-Lived Assets. Our 2015 operating results include an impairment charge of $93.2 million related to goodwill of $89.6 million and intangible assets of $3.6 million (trademarks and tradenames) based on a failure of the annual goodwill impairment test in our former Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of our former Membership Products business.  Our 2014 operating results included an impairment charge of $292.4 million based on a failure of the annual goodwill impairment test in our former Membership Products business which utilized a combination of the income and market approaches and incorporated assumptions that we believe marketplace participants would utilize in determining the fair value of our former Membership Products business.

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2016 and December 31, 2015

	December 31,	December 31,	Increase
	2016	2015	(Decrease)
	(in millions)
Total assets	$738.9	$804.3	$(65.4)
Total liabilities	2,311.8	2,387.3	(75.5)
Total deficit	(1,572.9)	(1,583.0)	10.1

Total assets decreased by $65.4 million principally due to  (i) a decrease in cash of $17.7 million due to timing of receipts and payments, including receipts in the domestic travel business, (ii) a decrease in other current assets of $15.0 million, principally due to a decrease in prepaid expenses and gift card inventory, (iii) a decrease in property and equipment of $14.0 million, principally due to depreciation expense of $43.8 million, partially offset by additions of $34.4 million and (iv) a decrease in other intangibles, net of

$13.5 million, principally due to amortization expense of $12.8 million. These decreases were partially offset by an increase in receivables of $21.9 million principally due to increased volume and the timing of receipts in the domestic travel business.

Total liabilities decreased by $75.5 million, primarily due to (1) a decrease in long-term debt of $31.0 million in connection with the amortization of carrying value adjustment recognized in 2015 in connection with the debt restructuring of $37.4 million (see “– Credit Facilities and Long-term Debt) and repayments of $7.8 million, partially offset by PIK interest of $8.2 million and amortization of deferred financing costs of $5.9 million and (ii) a decrease in accounts payable and accrued expenses of $22.7 million principally due to lower accruals for legal settlements and lower levels of prepayments for gift cards to be purchased.

Total deficit decreased by $10.1 million, principally due to net income attributable to the Company of $15.7 million and share based compensation of $3.8 million, partially offset by the change in currency translation adjustment of $9.4 million.

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

In addition to quarterly amortization payments, the first lien term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in Affinion’s senior secured credit facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the first lien term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period.  The excess cash flow computations for 2014, 2015 and 2016 did not result in a mandatory prepayment of principal for such annual periods.  Second, a prepayment may be required with the net proceeds of certain asset sales.   However, such net proceeds will not be required to be applied to prepay Affinion’s senior secured credit facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months, or, if committed to be so applied within 12 months, within 18 months.

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

The Company has $1.8 billion of long-term debt maturing in tranches beginning in April 2018 and throughout the remainder of 2018. Additionally, Affinion’s revolving credit facility under Affinion’s senior secured credit facility expires in January 2018. The Company’s ability to continue as a going concern is dependent on its ability to refinance such debt.  While the Company believes, based on current forecasts, it has the liquidity necessary to service Affinion’s and its debt and it expects to remain in compliance with the financial covenants for 12 months from the date of the issuance of these financial statements, it does not anticipate being able to repay all of Affinion’s and its debt as it matures as currently scheduled. As of the issuance of these financial statements, the Company has entered into certain agreements and, therefore, has concluded that it is probable Affinion’s and the Company’s debt will be restructured and the scheduled maturity extended through 2022. These actions have mitigated the substantial doubt about the Company’s ability to continue as a going concern.  However, there is no assurance that the Company will be able to consummate a credit agreement refinancing (the “Credit Agreement Refinancing”), the International Notes Redemption (as defined below) or the Exchange Offers (as defined below) or an alternative transaction prior to the maturity of Affinion’s revolving credit facility or Affinion’s or the Company’s other debt.

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

Affinion did not pay any cash dividends to us during the years ended December 31, 2016, 2015 or 2014. On each of May 13, 2014 and November 14, 2014, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on our 11.625% senior notes due 2015 (Affinion Holdings’ “2010 senior notes”). On each of May 14, 2015 and November 13, 2015, Affinion loaned $1.9 million to Affinion Holdings to be utilized by us to make interest payments on Affinion Holdings’ 2010 senior notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our cash flows from operations and Affinion’s available revolving credit facility. In addition, during 2017, our required quarterly amortization payments under the first lien term loan facility will be nominal and we also do not anticipate any other mandatory principal prepayments under the first lien term loan facility.

Cash Flows – Years Ended December 31, 2016 and 2015

At December 31, 2016, we had $37.7 million of cash and cash equivalents on hand, a decrease of $17.7 million from $55.4 million at December 31, 2015. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Twelve Months Ended December 31,
	2016	2015	Change
	(in millions)
Cash provided by (used in):
Operating activities	$25.6	$10.4	$15.2
Investing activities	(32.5)	(32.2)	(0.3)
Financing activities	(8.3)	46.8	(55.1)
Effect of exchange rate changes	(2.5)	(1.9)	(0.6)
Net change in cash and cash equivalents	$(17.7)	$23.1	$(40.8)

Operating Activities

During the year ended December 31, 2016, we generated $15.2 million more cash from operating activities than during the year ended December 31, 2015. Segment EBITDA, excluding non-cash impairment charges, decreased $28.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was more than offset by lower interest payments of $50.4 million primarily as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Investing Activities

We used $0.3 million more cash in investing activities during the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2016, we used $34.3 million for capital expenditures. During the year ended December 31, 2015, we used $31.4 million for capital expenditures and $1.7 million for acquisition-related payments, and also received $1.5 million in connection with the sale of an investment.

Financing Activities

We used $55.1 million more cash in financing activities during the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2016, we had repayments under Affinion’s first lien term loan of $7.8 million. During the year ended December 31, 2015, we issued the International Notes and shares of Common Stock for $110.0 million, had net repayments under Affinion’s revolving credit facility and first lien term loan of $5.0 million and $7.8 million, respectively, and paid $34.8 million upon maturity of Affinion Holdings’ 2010 senior notes and Affinion’s 11.5% senior subordinated notes due

2015 (Affinion’s “2006 senior subordinated notes”). We also paid financing costs related to the debt exchange and issuance of the International Notes of $14.7 million.

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

Operating Activities

During the year ended December 31, 2015, we generated $26.6 million less cash from operating activities than during the year ended December 31, 2014. Segment EBITDA, excluding non-cash impairment charges, increased $45.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. However, the increase in Segment EBITDA was more than offset by $21.5 million of payments in 2015 for customer refunds under the FCA settlement arrangement, higher interest payments of $12.6 million in 2015, lower deferred revenue of $6.8 million primarily from the decrease in the membership base and an unfavorable impact of $27.1 million from the profit sharing receivable which was primarily due to the timing of cash settlements as a result of the termination of our agreement with our primary insurance carrier.

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

Financing Activities

We generated $1.3 million less cash from financing activities during the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2015, we issued the International Notes and shares of Common Stock for $110.0 million, had net repayments under Affinion’s revolving credit facility and payments on Affinion’s first lien term loan of $5.0 million and $7.8 million, respectively, and paid $34.8 million upon maturity of Affinion Holdings’ 2010 senior notes and Affinion’s 11.5% senior subordinated notes due 2015 (Affinion’s “2006 senior subordinated notes”). We also paid financing costs of $14.7 million related to the 2015 Exchange Offers and issuance of the International Notes. During the year ended December 31, 2014, we had net repayments under Affinion’s revolving credit facility of $41.0 million, refinanced a portion of Affinion’s debt resulting in new second lien term loan borrowings of $425.0 million and repayments of Affinion’s term loan debt of $311.6 million, paid financing costs of $21.9 million and made other principal payments on Affinion’s debt of $4.5 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of December 31, 2016, we had approximately $1.8 billion in indebtedness.

At December 31, 2016, on a consolidated basis, Affinion had $753.7 million outstanding under Affinion’s first lien term loan ($765.0 million, including carrying value adjustment), $425.0 million outstanding under Affinion’s second lien term loan ($427.1 million, including carrying value adjustment), $475.0 million ($512.7 million including discount and carrying value adjustment) outstanding under Affinion’s 2010 senior notes, $22.6 million outstanding under Affinion’s 2013 senior subordinated notes, $116.2 million outstanding under the International Notes ($130.4 million including carrying value adjustment) and $13.1 million outstanding under Affinion Holdings’ 2013 senior notes. At December 31, 2016, there were no borrowings outstanding under Affinion’s revolving credit facility and Affinion had $69.2 million available under Affinion’s revolving credit facility after giving effect to the issuance of $10.8 million of letters of credit.

As of December 31, 2016, Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contained various restrictive covenants that apply to Affinion. As of December 31, 2016, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the indenture governing the Investments senior subordinated notes and the note agreement governing Affinion’s 2013 senior subordinated notes.

Affinion’s Senior Secured Credit Facility

On April 9, 2010, Affinion, as borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility), which amended and restated its prior senior secured credit facility. On February 11, 2011, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, a term loan incremental assumption agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. We refer to Affinion’s amended and restated senior secured credit facility, as amended from time to time, including the Incremental Assumption Agreements (as defined below) and the May 2014 Amendment (as defined below), as “Affinion’s senior secured credit facility.”

On December 13, 2010, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into an Incremental Assumption Agreement with two of Affinion’s lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”), which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, Affinion, as borrower, Affinion Holdings and certain of Affinion’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, Affinion, as Borrower, and Affinion Holdings entered into an amendment to Affinion’s senior secured credit facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring Affinion to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Affinion, as Borrower, and Affinion Holdings entered into an amendment to Affinion’s senior secured credit facility, which (i) provided permission for the consummation of the exchange offers for Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, (ii) removed the springing maturity provisions applicable to the term loan facility, (iii) modified the senior secured leverage ratio financial covenant in Affinion’s senior secured credit facility, (iv) provided additional flexibility for Affinion to make dividends to Affinion Holdings to be used to make certain payments with respect to Affinion Holdings’ indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion, and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s first lien term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s second lien term loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s first lien term loan and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s second lien term loan under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 was 6.75% per annum. The weighted average interest rate on the First Lien Term Loan for the years ended December 31, 2016 and 2015 and the period from May 21, 2014 through December 31, 2014 was 6.75% for each period and the weighted average interest rate on the Second Lien Term Loan for the years ended December 31, 2016 and 2015 and the period from May 21, 2014 through December 31, 2014 was 8.50% for each period. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2016, 2015 and 2014 was 7.8%, 7.2% and 7.2%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates.  Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million which were subsequently registered under the Securities Act. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”)). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes.

December 2013 Exchange Offers

In December 2013, Affinion Holdings and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of Affinion Holdings’ 11.625% senior notes due 2015 (Affinion Holdings’ “2010 senior notes”) were exchanged by the holders thereof for $292.8 million principal amount of Affinion Holdings’ 2013 senior notes, 13.5 million Series A Warrants and 70.2 million Series B Warrants, (ii) $352.9 million principal amount of Affinion’s 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of the Investments senior subordinated notes issued by its wholly-owned subsidiary, Affinion Investments, (iii) Affinion issued $360.0 million principal amount of Affinion’s 2013 senior subordinated notes to Affinion Investments in exchange for all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer, (iv) Affinion Holdings entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion Holdings’ 2010 senior notes, and (v) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing Affinion’s 2006 senior subordinated notes.

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

In connection with the December 2013 exchange, Affinion Holdings recognized a loss of $4.6 million, representing the write-off of unamortized debt issuance costs and discounts of $2.8 million and $1.8 million, respectively. In connection with the exchange offer and consent solicitation relating to Affinion Holdings’ 2010 senior notes and the issuance of the Affinion Holdings’ 2013 senior notes, Affinion Holdings incurred financing costs of $4.7 million. In connection with the exchange offer and consent solicitation relating to Affinion’s 2006 senior subordinated notes and the issuance of Affinion’s 2013 senior subordinated notes, Affinion incurred financing costs of $5.9 million, which are being amortized over the term of Affinion’s 2013 senior subordinated notes.

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

Upon consummation of the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering, Affinion Holdings effected the Reclassification as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ Class C Common Stock, that on an as-converted basis represented 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ Class D Common Stock, that on an as-converted basis represented 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any Common Stock.

International Notes

The International Notes bear interest at 7.5% per annum, of which 3.5% per annum is payable in cash (“International Cash Interest”) and 4.0% per annum is payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

Subsequent Event

On March 31, 2017, Affinion entered into a commitment letter (the “Commitment Letter”) with a lender, pursuant to which the lender committed to provide term loans in an aggregate principal amount equal to approximately $1.3 billion and revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million. The proceeds of the term loans will be used by Affinion to refinance its existing senior secured credit facility, to redeem in full the 7.5% cash/PIK senior notes due 2018 issued by Affinion International Holdings Limited (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans will provide for quarterly amortization payments totaling (i) for the first two years after the closing date, 1% per annum, (ii) for the third year after the closing date, 2.5% per annum, and (iii) for each year thereafter 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments.

Execution and closing of the Credit Agreement Refinancing is conditioned on the consummation of the private offers to exchange for new senior PIK toggle notes due 2022 and warrants to acquire the common stock of Affinion Holdings or repurchase for cash Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Exchange Offers”). Notwithstanding the Exchange Offers, Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Existing Notes”) are fully callable by the Company or its affiliates or subsidiaries (i.e., Affinion Holdings and Investments).

Also on March 31, 2017, certain holders of Existing Notes (the “Significant Holders”), which collectively held, as of such date, approximately 50% aggregate principal amount of existing AGI Notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments. Pursuant to the Support Agreement, the Significant Holders agreed to tender in the Exchange Offers their Existing Notes.

Also on March 31, 2017, the Significant Holders and certain other investors (collectively, the “Investors”) entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments agreeing to purchase new notes in an aggregate principal amount sufficient to (i) pay all holders that participate in the Exchange Offers and elect to receive cash. Further, if Affinion Holdings, Affinion or Affinion Investments exercises its option to redeem any Existing Notes not tendered in the Exchange Offers, under the Investor Purchase Agreement, the Company has the option to obligate the Investors to purchase an aggregate principal amount of new notes and new warrants that would yield sufficient cash proceeds to fund any such redemptions.

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

Set forth below is a reconciliation of our consolidated net income attributable to Affinion Holdings for the twelve months ended December 31, 2016 to Adjusted EBITDA.

For the Twelve
Months Ended
December 31, 2016
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$15.7
Interest expense, net	109.4
Income tax expense	7.4
Non-controlling interest	0.6
Other income, net	(0.1)
Depreciation and amortization	56.7
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (a)	—
Certain legal costs (b)	21.0
Net cost savings (c)	9.9
Other, net (d)	14.4
Adjusted EBITDA, excluding pro forma adjustments (e)	235.0
Effect of the pro forma adjustments (f)	2.1
Adjusted EBITDA, including pro forma adjustments (g)	$237.1

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions.
(b)	Represents the elimination of legal costs for certain legal matters.
(c)	Represents the elimination of costs associated with severance incurred.
(d)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) costs associated with certain strategic and corporate development activities, including business optimization, and (v) facility exit costs.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2016 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on January 1, 2016.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2017	2018	2019	2020	2021	2022 and thereafter	Total
	(in millions)
First lien term loan due 2018	$7.8	$745.9	$—	$—	$—	$—	$753.7
Second lien term loan due 2018	—	425.0	—	—	—	—	425.0
Revolving credit facility (1)	—	—	—	—	—	—	—
7.875% senior notes due 2018 (2)	—	475.0	—	—	—	—	475.0
13.50% senior subordinated notes due 2018 (2)	—	22.6	—	—	—	—	22.6
7.50% cash/ PIK senior notes due 2018 (2)	—	124.5	—	—	—	—	124.5
Interest payments (3)	132.6	132.4	—	—	—	—	265.0
Other purchase commitments (4)	2.6	1.7	0.7	0.2	0.1	0.1	5.4
Operating lease commitments	17.8	15.7	13.5	12.1	10.9	18.8	88.8
Employment agreements (5)	3.4	—	—	—	—	—	3.4
Total firm commitments and outstanding debt	$164.2	$1,942.8	$14.2	$12.3	$11.0	$18.9	$2,163.4

(1)	Revolving credit facility expires January 29, 2018.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2016 interest rates.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 13 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014.

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

Revenue Recognition

Our critical accounting policies in the area of revenue recognition pertain to our insurance profit-sharing arrangements. For our global loyalty and global customer engagement programs, we operate in a business environment where we are paid a fee for a service performed and we do not recognize revenue until these services have been performed and such revenues are no longer subject to refund. Accordingly, revenue recognition for these programs is not particularly subjective or complex.

We recognize insurance program commission revenue based on premiums earned by the insurance carriers that underwrite the policies we market. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. We engage in revenue and profit-sharing arrangements with certain of the insurance carriers that issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs in our audited consolidated financial statements. On a semi-annual or annual basis, a profit-sharing settlement is made based on an analysis of the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. We accrue monthly revenue and related profit sharing receivables from insurance carriers resulting from our expected share of this excess based on the claims experience to date, including an estimate for claims incurred but not reported. Adjustments to the estimates recorded are made upon settlement with the insurance carriers. Historically, our claims experience has not resulted in a shortfall.

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

During the fourth quarter of 2016, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 0.5% to 2.0% growth and discount rates ranging from 10.0% to 12.0%. In 2016, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of goodwill attributable to the former Membership Products segment of $292.4 million and $89.6 million in 2014 and 2015, respectively, and the impairment of intangible assets of $3.6 million in 2015, there were no impairments identified during the years ended December 31, 2016, 2015 and 2014. Our intangible assets as of December 31, 2016 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

Income taxes are presented in the audited consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2016 and 2015, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2016 and 2015.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report are set forth elsewhere in this Report, including under the heading “Item 1A. Risk Factors.” As stated elsewhere in this Report, these risks, uncertainties and other important factors include, among others:

•	general economic and business conditions and international and geopolitical events;
•	a downturn in the credit card industry or changes in the marketing techniques of credit card issuers;
•	the effects of a decline in travel due to political instability, adverse economic conditions or otherwise, on our travel fulfillment business;
•	termination or expiration of one or more agreements with our clients, or reduction of the marketing of our services by one or more of our clients;

•

changes in, or the failure or inability to comply with, laws and governmental regulations, including changes in global distribution service rules, telemarketing regulations and privacy laws and regulations;

•	the outcome of numerous legal and regulatory actions;
•	our substantial leverage and restrictions in our debt agreements;
•	dependence on third-party suppliers to supply certain products or services that we market;
•	ability to execute our business strategy, development plans or cost savings plans;
•	changes in accounting principles and/or business practices;
•	availability, terms, and deployment of capital; and
•	failure to protect private data, which would cause us to expend capital and resources to protect against future security breaches.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2016 (dollars are in millions unless otherwise indicated).

								Fair Value At
						2022 and		December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$641.8	$—	$—	$—	$—	$641.8	$549.3
Average interest rate	8.18%	8.14%
Variable rate debt	$7.8	$1,170.9	$—	$—	$—	$—	$1,178.7	$1,163.3
Average interest rate (a)	7.38%	7.68%
(a)	Average interest rate is based on rates in effect at December 31, 2016.

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

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $10.4 million and to sell GBP 13.9 million and receive $17.0 million.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized realized gains of $4.1 million, $4.2 million and $5.0 million, respectively, on the forward contracts. The Company had a de minimis unrealized loss as of December 31, 2016 on the foreign currency forward contracts. At December 31, 2016, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts.

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

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our “internal control over financial reporting” will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

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

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2016. Messrs. Frier and Resnick are the nominees of Ares Management LLC and Third Avenue Trust, respectively, pursuant to their Nominating Agreements (as defined below) with Affinion Holdings. Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Shareholders Agreement.

Name	Age	Position
L. Spencer Wells	46	Chairman of the Board of Directors
Todd H. Siegel	46	Chief Executive Officer and Director
Gregory S. Miller	46	Executive Vice President and Chief Financial Officer
Michele Conforti	49	President and Managing Director, Global Customer Engagement
Robert J. Dudacek	48	President, Insurance
Scott Lazear	51	President, Connexions Loyalty
James C. Daly, Jr.	57	Executive Vice President and Chief Human Resources Officer
Brian J. Fisher	46	Executive Vice President and General Counsel
Robert Lyons	48	Executive Vice President and Chief Operating Officer
Lori A.Tansley	46	Senior Vice President and Chief Accounting Officer
Rick P. Frier	55	Director
David L. Resnick	57	Director
Skip Victor	60	Director
Mark R. Vondrasek	49	Director

L. Spencer Wells has been the Chairman of the board of directors of the Company since November 9, 2015. Mr. Wells co-founded Drivetrain Advisors, LLC, a firm providing fiduciary services to the alternate investment community, in December 2013, where he currently serves as a Partner. Most recently, Mr. Wells was employed by TPG Special Situations Partners from 2010 to 2013, where he first served as Partner from September 2010 to January 2012, and then as a Senior Advisor from January 2012 to July 2013. Mr. Wells also served as a Partner/Portfolio Manager for Silverpoint Capital from September 2002 to July 2009. Prior to joining Silverpoint Capital, Mr. Wells served as a Director at the Union Bank of Switzerland from May 2001 to September 2002 and as a Vice President of Deutsche Bank AG from January 1999 to May 2001. Mr. Wells currently serves on the boards of directors of Town Sports International Holdings, Inc., Preferred Proppants LLC, Roust Corporation, Vantage Drilling International and Advanced Emissions Solutions, Inc. Mr. Wells brings to the Company’s Board of Directors his more than 16 years of experience in analyzing, advising and investing in public and private companies.

Todd H. Siegel was appointed Chief Executive Officer and a director of the Company as of September 20, 2012. Mr. Siegel was formerly the Chief Financial Officer of Affinion from November 2008 to September 2012 and served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young. Mr. Siegel serves on the board of directors of Presidio, Inc.

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

Lori A. Tansley was appointed Senior Vice President and Chief Accounting Officer as of May 31, 2016.  From 2013 to May 2016, Ms. Tansley was Managing Director and Global Technical Advisor for GE Capital, the financial services segment of international conglomerate General Electric, where she was responsible for the audit risk assessment for the finance function and for driving research and consultation on complex technical accounting issues with the audit and controllership teams, ensuring compliance with regulatory and current accounting standards as well as company policy. Prior to her Managing Director position at GE Capital, from 1998 to 2013, Ms. Tansley held a variety of key accounting and finance positions at General Electric, including Global Controller for General Electric where she led technical advisory for industrial business units.  Ms. Tansley began her career at

PricewaterhouseCoopers.  Ms. Tansley is a CPA and a member of the American Institute of Certified Public Accountants and the Institute of Internal Auditors.

Rick P. Frier has been a director of the Company and the chairman of the Audit Committee of the board of directors since November 9, 2015. Most recently, Mr. Frier served as Executive Vice President and Chief Financial Officer of Chiquita Brands International Inc., a leading international marketer and distributor of fresh food products, from 2013 to 2015. Prior to this, he served as Executive Vice President, Chief Financial Officer and Board Director of Catalina Marketing Corp. from 2005 to 2012, where he led all global finance functions and new business development. From 2001 to 2005, he served as Chief Financial Officer, Chief Operating Officer and Board Director of Mattress Discounters Inc. Mr. Frier currently serves on the board of directors of Whitehorse Finance, Inc. and Exal Corporation (Chairman). Mr. Frier brings to the Company’s board his significant experience in strategic planning and leading financial operations for both public and private companies.

David L. Resnick has been a director of the Company since July 19, 2016.  Mr. Resnick currently serves as the President of Third Avenue Management LLC (“Third Avenue”), where he has been employed since 2012.  Prior to joining Third Avenue, Mr. Resnick served as Chairman of Global Financing Advisory at Rothschild Inc., a leading international investment banking firm specializing in mergers, acquisitions, restructurings and privatizations, from 2000 to 2012.  Between 1996 and 2000, Mr. Resnick worked for Peter J. Solomon Company, where he founded and headed the restructuring group.  Prior to that, he served as a Vice President of Lazard Frères & Co. from 1990 to 1996 and held multiple positions in the investment banking division of Merrill Lynch from 1985 to 1996.  Mr. Resnick brings to the Company’s board his significant experience in analyzing, advising and investing in public and private companies.

Skip Victor has been a director of the Company since December 16, 2013 and the chairman of the Compensation Committee of the board of directors since July 19, 2016. Mr. Victor currently serves as a Managing Director and member of the Investment Committee of Balmoral Funds, where he has been employed since 2005. From October 2006 through April 2015, Mr. Victor was a Senior Managing Director of Duff & Phelps in its Restructuring Group and, from 1990 through 2006, Mr. Victor was a co-founder and Senior Managing Director of Chanin Capital Partners, a boutique investment bank focusing on corporate restructurings that was sold to Duff & Phelps in October 2006. Mr. Victor has previously served on various boards of directors of public and private companies including Bennington Marine, Bucyrus-Erie, SpectraVision and The Washington Group, and he currently serves on several non-profit boards including Academic Exchange and the Los Angeles Child Guidance Clinic. Mr. Victor brings to the Company’s board his more than 27 years of experience in analyzing, advising and investing in public and private companies.

Mark R. Vondrasek has been a director of the Company since October 4, 2016.  Mr. Vondrasek most recently served as Senior Vice President, Commercial Services of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), from December 2001 until Starwood and Marriott merged in September 2016, where he oversaw the Starwood Sales Organization and Revenue Management globally, in addition to Distribution, Loyalty and Partnerships.  Mr. Vondrasek brings to the Company’s board his significant experience related to the loyalty business, including the oversight of strategic marketing partnerships.

Board Composition

Our board of directors currently consists of six directors, divided equally into three classes, each of whom shall serve for a three-year term or until the earlier of their death, disability or removal (except with respect to the initial directors appointed or confirmed in connection with the consummation of the 2015 Transactions, in which case the Class I directors shall serve until the first annual meeting of shareholders following such consummation, the Class II directors shall serve until the second annual meeting of stockholders following such consummation and the Class III directors shall serve until the third annual meeting of stockholders following such consummation). Each director serves in such class of directors, and in such capacity and having such title, as set forth opposite his name below:

Name	Class/Initial Term Expiration	Title
L. Spencer Wells	II / 2nd annual meeting	Chairman of the Board of Directors
Todd H. Siegel	III / 3rd annual meeting	Director
Rick P. Frier	III / 3rd annual meeting	Director
David L. Resnick	II / 2nd annual meeting	Director
Skip Victor	I / 1st annual meeting	Director
Mark R. Vondrasek	I / 1st annual meeting	Director

A majority of the board of directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

Committees of our Board of Directors

Our board of directors has an Audit Committee and a Compensation Committee.

Audit Committee

The current members of the audit committee are Messrs. Frier, Wells, Resnick, Victor and Vondrasek. Mr. Frier is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our audit committee be independent. However, our board of directors has determined that each of the members of our audit committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Resnick, and each is financially literate and has experience analyzing or evaluating financial statements. Our board of directors has also determined that each of Messrs. Frier, Resnick and Wells is an “audit committee financial expert” within the meaning of applicable SEC regulations.

Compensation Committee

The current members of the compensation committee are Messrs. Victor, Frier, Resnick, Vondrasek and Wells. Mr. Victor is the chairman of the compensation committee. The principal duties and responsibilities of the compensation committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our compensation committee be independent. However, our board of directors has determined that each of the members of our compensation committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Resnick.

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2016, unless otherwise noted.

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

Named Executive Officers

For 2016, our named executive officers and their respective titles are as follows:

•	Todd H. Siegel, Chief Executive Officer and Director
•	Gregory S. Miller, Executive Vice President and Chief Financial Officer
•	Michele Conforti, President and Managing Director, Global Customer Engagement
•	Scott Lazear, Executive Vice President and President, Connexions Loyalty
•	Robert Lyons, Executive Vice President and Chief Operating Officer

Messrs. Siegel and Miller are named executive officers for 2016 based on their positions with us as chief executive officer and chief financial officer during 2016. Mr. Conforti, Mr. Lazear and Mr. Lyons are named executive officers based on their levels of compensation during 2016.

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

Base Salary

We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his position and scope of responsibility by using comparative market data.  The initial base salary for our named executive officers is established in their employment agreements.

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

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved unless approved by the Committee. The performance-based element is based on achieving and exceeding the Adjusted EBITDA and adjusted free cash flow performance goals (a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (weighted at 100%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s bonus) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date the bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Compensation Committee of the Board of Directors.  For 2016, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Siegel’s target remained at 150%; Mr. Miller’s target remained at 100%; Mr. Conforti’s target increased from 75% to 100% effective April 1, 2016; Mr. Lazear’s target remained at 100%, and Mr. Lyons’ target remained at 100%.

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

For 2016, notwithstanding that our Adjusted EBITDA and adjusted free cash flow goals were not achieved, the Committee decided to fund a discretionary bonus pool in recognition of the achievement of results for some businesses and the performance of employees during a key transitional year for the Company.  Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business. On February 22, 2017, the Committee decided to allocate to our NEOs the following bonuses from the 2016 bonus pool given employee performance:  (i) 90% of target (or $830,250) for Mr. Siegel, (ii) 90% of target (or $369,000) for Mr. Miller (iii) 90% of target (or $327,300) for Mr. Conforti, (iv) 81% of target (or $258,400) for Mr. Lazear and (v) 90% of target (or $369,000) for Mr. Lyons.

Long-Term Equity Incentive Compensation

Adoption of 2015 Equity Incentive Plan

On November 9, 2015, the board of directors of Affinion Holdings adopted, and the shareholders of Affinion Holdings approved, the Affinion Group Holdings, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock.  The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price.  In connection with the adoption of the 2015 Plan, no additional grants will be made under the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), the Affinion Group Holdings, Inc. 2007 Stock Award Plan (the “2007 Plan”), or the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty Plan”).

Option Cancellation

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee approved the cancellation of all stock options (the “Underwater Options”) previously issued and outstanding under the 2007 Plan and the Webloyalty Plan. The Underwater Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan and the Webloyalty Plan, the Underwater Options were canceled in connection with the 2015 Rights Offering.  Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation.

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

2014 Performance Incentive Award Plan

The 2014 Performance Incentive Award Program (“2014 PIA”), approved by the Committee on April 1, 2014, was subject to time-based vesting conditions and performance-based vesting conditions, including the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year.  On March 16, 2015, the Committee determined that the 2014 performance goals were not achieved at the minimum level to fund the 2014 PIA, thus the awards under this plan were canceled.

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Award Program (“2015 Retention Program”), an equity and cash incentive award program, intended to encourage the retention of certain key employees.  The Committee approved 2015 Retention Program grants to Mr. Siegel with a fair market value of $1,900,000, Mr. Miller of $500,000, Mr. Conforti of $500,000, Mr. Lazear of $500,000 and Mr. Lyons of $500,0000.  Fifty percent of each employee’s 2015 Retention Program award was denominated in stock units and the remaining fifty percent was denominated in cash.

The 2015 Retention Program is subject to time-based vesting conditions.  An employee will become vested in the stock units and cash components of the 2015 Retention Program in two equal installments on March 15, 2016 and 2017, subject to the employee’s continued employment on those dates.   For the March 2016 vesting, fifty percent of the installment was distributed in Class C and Class D Common Stock and fifty percent of the installment was distributed in cash.

2016 Long Term Incentive Plan

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

In general, 100% of a 2016 Award is subject to time-based vesting conditions and between 50% to 100% of a 2016 Award is subject to performance-based vesting conditions based on the employee’s seniority level.  With respect to our named executive officers and any other employee who is a direct report of our chief executive officer, 100% of the amount of the 2016 Award granted to such person is subject to both performance-based and time-based vesting conditions.  Other employees who received 2016 Awards have 50% of their 2016 Awards subject to both performance-based vesting and time-based vesting conditions and the remaining 50% of those 2016 Awards is subject to time-based vesting conditions only. The portion of a 2016 Award that is subject to both performance-based and time-based vesting conditions is referred to as a “Performance Award” and the portion of a 2016 Award that is only subject to time-based vesting conditions is referred to as a “Retention Award.”

With respect to the Performance Award portion of the 2016 Award, the actual amount of the Performance Award in which an employee will be eligible to vest is based on the level of achievement of certain overall corporate and business unit financial performance goals, as applicable. The Performance Award is also based on certain non-financial performance goals, and if such goals are not attained, the Performance Award may be adjusted downward by up to 20%. The determination as to whether such financial and non-financial performance goals have been attained will be made following completion of the 2017 fiscal year. The actual amount of the Performance Award in which the employee will be eligible to vest will then be added to the amount of the employee’s Retention Award and the sum is referred to as the “Total Adjusted Award.”

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

Messrs. Siegel, Miller, Conforti, Lazear and Lyons received 2016 Awards with cash values equal to $1,250,000, $500,000, $500,000, $500,000  and $500,000, respectively, in each case, subject to the performance-based and time-based vesting conditions described above.

Stock Options

On March 9, 2016, the Committee approved grants of stock options under the 2015 Plan to our named executive officers.  Messrs. Siegel, Miller, Conforti, Lazear and Lyons received options to purchase 191,000, 66,850, 66,850, 66,850 and 66,850 shares of Affinion Holdings’ common stock, respectively, at an exercise price equal to $13.97 per share.  The options granted to our named executive officers become vested in four equal installments on each of the first four anniversaries of the grant date.

Retirement Benefits

Our U.S.-based named executive officers (Mr. Siegel, Mr. Miller, Mr. Lazear and Mr. Lyons) are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service.  We match 100% of the first 4% of each employee’s pay that is contributed to the Employee Savings Plan.  All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution. The Company makes mandatory contributions to a pension plan and executive pension/health fund plan on behalf of Mr. Conforti.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2014, 2015 and 2016 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Miller, Conforti, Lazear and Lyons.  These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Siegel, Miller, Conforti, Lazear or Lyons is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, (ii) in the case of either of Mr. Miller, Mr. Lazear or Mr. Lyons, 100% of the sum of their respective annual base salary and target bonus, and (iii) in the case of Mr. Conforti, 50% of his  annual base salary.  If employment of any of Messrs. Siegel, Miller, Conforti, Lazear or Lyons terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of base salary.  Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments upon Termination or Change of Control.”

2017 Actions

Base Salary Adjustments and 2016 Bonus Determinations

On February 22, 2017, the Committee approved 2016 bonus payments to Messrs. Siegel, Miller, Conforti, Lazear and Lyons of $830,250, $369,000, $327,300, $258,400 and $369,000, respectively. On February 22, 2017, the Committee increased the annual base salary of Mr. Lazear to $340,000, effective April 1, 2017.

Tax and Accounting Implications

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

In general, we intend to structure our compensation programs so as to preserve any deductions under Internal Revenue Code Section 162(m).  However, we may provide compensation without regard to deductibility under Internal Revenue Code Section 162(m).

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

THE COMPENSATION COMMITTEE

Skip Victor, Chairman Rick P. Frier David L. Resnick Mark R. Vondrasek L. Spencer Wells

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

•	the oversight of programs by the committees of the board of directors, including the Committee; and
•	a sound mixture of programs that provide focus on both short and long term goals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2016 named executive officers for the fiscal years ended December 31, 2016, 2015 and 2014, to the extent that each of the 2016 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)(3)	Earnings ($)	($)(4)		($)
Todd H. Siegel	2016	$615,000	$830,250	$—	$1,785,850	$—	$—	$27,902	(5)	$3,259,002
Chief Executive Officer	2015	$634,500	$810,000	$950,000	$—	$950,000	$—	$27,894		$3,372,394
	2014	$600,000	$855,000	$950,000	$664,179	$950,000	$—	$27,872		$4,047,051

Gregory Miller	2016	$410,000	$369,000	$—	$625,048	$—	$—	$28,094	(6)	$1,432,142
Executive Vice President and	2015	$423,077	$369,000	$250,000	$—	$250,000	$—	$27,894		$1,319,971
Chief Financial Officer	2014	$369,231	$400,000	$845,500	$160,000	$250,000	$—	$126,401		$2,151,132

Michele Conforti	2016	$367,326	$327,300	$—	$625,048	$—	$—	$162,405	(7)	$1,482,079
Executive Vice President and	2015	$364,644	$251,446	$250,000	$—	$250,000	$—	$240,554		$1,356,644
President, Affinion International	2014	$395,707	$280,401	$250,000	$180,160	$250,000	$—	$222,939		$1,579,207

Scott Lazear	2016	$320,000	$258,400	$—	$625,048	$—	$—	$28,094	(8)	$1,231,542
Executive Vice President and
President, Connexions Loyalty

Robert Lyons	2016	$410,000	$369,000	$—	$625,048	$—	$—	$28,094	(9)	$1,432,142
Executive Vice President and	2015	$423,077	$369,000	$250,000	$—	$250,000	$—	$27,894		$1,319,971
Chief Operating Officer	2014	$315,385	$299,616	$250,000	$100,000	$250,000	$—	$151,880		$1,366,881

(1)

For 2016, Mr. Siegel’s target bonus remained at 150%, Mr. Miller’s target remained at 100%, Mr. Conforti’s target increased from 75% to 100% effective April 1, 2016, Mr. Lazear’s target remained at 100%, and Mr. Lyons’ target remained at 100%.

(2)

The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2016, 2015 and 2014 in accordance with FASB ASC Topic 718.

(3)	The amounts in column (g) reflect, for each named executive officer, the cash portion of awards under the 2014 Performance Incentive Award Plan and the 2015 Retention Program.
(4)

The amounts shown in column (i) reflect, for Mr. Siegel, Mr. Miller, Mr. Lazear and Mr. Lyons, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above).   For 2016 such amounts were $10,408 for Mr. Siegel, $10,600 for Mr. Miller, $10,600 for Mr. Lazear and $10,600 for Mr. Lyons.  Also included in this column are the value of long term disability insurance premiums imputed to these executive officers (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(5)	Includes an automobile allowance for 2016 equal to $17,340.
(6)	Includes an automobile allowance for 2016 equal to $17,340.
(7)	Includes a company car allowance for 2016 equal to $1,687, a company contribution to pension plan equal to $152,645 and an executive pension / health fund contribution equal to $8,073.
(8)	Includes an automobile allowance for 2016 equal to $17,340.
(9)	Includes an automobile allowance for 2016 equal to $17,340.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2016

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2016.

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
								All Other	All Other		Grant
								Stock Awards:	Option	Exercise	Date Fair
								Number of	Awards:	or Base	Value of
								Shares	Number of	Price of	Stock and
								of Stock	Securities	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Date	($)(1)	($)(1)	($)(1)	(#)(2)	(#)(2)	(#)(2)	(#)(3)	Options (#)(3)	($/sh)	($)(4)
Todd H. Siegel	3/9/2016	$1,000,000	$1,250,000	$1,250,000	—	—	—	—	191,000	$13.97	$1,785,850
Gregory S. Miller	3/9/2016	$400,000	$500,000	$500,000	—	—	—	—	66,850	$13.97	$625,048
Michele Conforti	3/9/2016	$400,000	$500,000	$500,000	—	—	—	—	66,850	$13.97	$625,048
Scott Lazear	3/9/2016	$400,000	$500,000	$500,000	—	—	—	—	66,850	$13.97	$625,048
Robert Lyons	3/9/2016	$400,000	$500,000	$500,000	—	—	—	—	66,850	$13.97	$625,048

(1)	Amounts reflected in columns (c), (d) and (e) represent the cash component of awards granted under the 2016 LTIP.
(2)	Amounts reflected in columns (j), (k) and (l) relate to stock option awards granted under the 2015 Plan.

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

Greg Miller. Effective as of December 16, 2013, we entered into an employment agreement with Mr. Miller pursuant to which he has served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from January 20, 2014 through January 20, 2016. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Miller’s annual base salary is $410,000 and his annual target bonus is 100% of base salary.

Michele Conforti. Effective as of May 14, 2007, we entered into an employment agreement with Mr. Conforti pursuant to which he served as Executive Vice President and Chief Financial Officer, Affinion International.  Effective March 1, 2014, Mr. Conforti was promoted to the role of President and Managing Director, Affinion International and his annual target bonus was increased to 75% of salary.  Effective October 25, 2015, Mr. Conforti assumed the role of President and Managing Director, Global Customer Engagement.  Effective April 1, 2016, Mr. Conforti’s base salary was increased by 5% from €333,196 to €349,856 and his annual target bonus was increased from 75% to 100% of base salary.

Scott Lazear.  Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lazear pursuant to which he has served as Executive Vice President and President, Connexions Loyalty.  The initial term of the employment agreement was from December 27, 2014 through December 27, 2015.  After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Lazear’s annual base salary is $300,000 and his annual target bonus is 100% of base salary.  Effective as of April 1, 2015, Mr. Lazear’s annual base salary was increased to $320,000. Effective April 1, 2017, Mr. Lazear’s annual base salary was increased to $340,000.

Robert Lyons. Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lyons pursuant to which he has served as Executive Vice President and Chief Operating Officer. The initial term of the employment agreement was from December 27, 2014 through December 27, 2016. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Lyons’ annual base salary is $410,000 and his annual target bonus is 100% of base salary.

Restrictive Covenants. Each of the named executive officers is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Shareholders Agreement, to the extent applicable. Each named executive officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

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

The board of directors authorized a number of shares of Affinion Holdings’ common stock for grants under the 2015 Plan equal to 1,010,370 shares of Affinion Holdings’ common stock. Grants of non-qualified stock options, incentive (or tax-qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards may be made under the 2015 Plan. Cash bonus awards may also be granted under the 2015 Plan. The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after November 9, 2025.

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

2005 Plan

On October 17, 2005, Affinion Holdings adopted its 2005 Plan. The 2005 Plan allows Affinion Holdings to grant nonqualified stock options, rights to purchase shares of Affinion Holdings common stock and awards of restricted shares of Affinion Holdings common stock to Affinion Holdings and its affiliates’ directors, employees and consultants. The 2005 Plan is administered by the Committee, which has the power to grant awards under the 2005 Plan, select eligible persons to receive awards under the 2005 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the 2005 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2005 Plan. Upon adoption of the 2015 Plan, no additional grants may be made under the 2005 Plan.

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

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. On April 1 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. As of December 31, 2016, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings common stock at exercise prices ranging from $1.14 to $7.32. Substantially all of the outstanding options were vested as of December 31, 2016 and expire between March 2015 and April 2024.

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

The 2014 PIA was subject to certain performance factors and time-based vesting conditions. First, the maximum number of PIUs and the maximum amount of the CIA into which a participant was eligible to vest would have been determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. Second, the participant would have become vested in his or her PIUs and CIA, as adjusted based on actual 2014 performance, based on continued service with the Company. A participant’s PIUs and CIA, as adjusted based on actual 2014 performance, would have vested in three (3) substantially equal installments on each of March 15, 2015, March 15, 2016 and March 15, 2017, subject to the participant’s continued service on each applicable date.  For each PIU that actually became vested, a participant would have received one share of common stock and for the portion of the CIA that actually vests, the participant would have received an amount in cash equal to such vested portion of the CIA, in each case, subject to applicable tax withholding.

On March 16, 2015, the Committee determined that the 2014 PIA Program performance goals were not achieved at the minimum level to fund the 2014 PIA and, accordingly, all awards under the 2014 PIA Program were canceled.

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

2016 Long Term Incentive Plan

On March 9, 2016, the Committee approved the 2016 LTIP, a cash incentive award program.  The 2016 LTIP is subject to certain performance-based vesting and time-based vesting conditions.  First, the actual amount of the LTIP award in which a participant is eligible to vest will be determined based on the achievement of certain overall corporate and business unit financial and non-financial performance goals, which will be assessed following the completion of the 2017 fiscal year.  Second, the participant will become vested in the LTIP award in two installments with 25% vesting on March 15, 2018 and 75% vesting on March 15, 2019, subject to the employee’s continued employment on those dates.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2016. As described above, on November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of the 2005 Options and the Retention Units.  With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. With respect to the Retention Units, for each share of Class A Common Stock originally underlying the Retention Units, the award was converted into retention units in respect of 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.  All numbers in this table relating to the 2005 Options and Retention Units have been adjusted to reflect the foregoing.

	Option Awards								Stock Awards
(a)	(b)			(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
													Equity Incentive
												Equity Incentive	Plan Awards:
												Plan Awards:	Market or
						Equity						Number of	Payout
						Incentive Plan			Number of		Market Value	Unearned	Value of
	Number of			Number of		Awards: Number			Shares or		of Shares or	Shares,	Unearned
	Securities			Securities		of Securities			Units of		Units of	Units	Shares, Units
	Underlying			Underlying		Underlying	Option		Stock		Stock That	or Other	or Other
	Unexercised			Unexercised		Unexercised	Exercise	Option	That Have		Have Not	Rights That	Rights That
	Options (#)			Options (#)		Unearned Options	Price($)	Expiration	Not		Vested	Have Not	Have Not
Name	Exercisable (1)(2)			Unexercisable (1)(2)		(#)	(3)(4)(5)	Date	Vested (#)		($)(6)	Vested	Vested
Todd H. Siegel	493	Class C	(Tranche A )	—		—	$147.12	4/1/2024	—		—	—	—
	519	Class D	(Tranche A )	—		—	$147.12	4/1/2024	—		—	—	—
	246	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—		—	—	—
	259	Class D	(Tranche B)	—		—	$147.12	4/1/2024	—		—	—	—
	246	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—
	258	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—
				191,000	(Common stock)	—	$13.97	3/9/2026	—		—	—	—
									1,573	Class C	$16	—	—
									1,656	Class D	$17	—	—

Gregory S. Miller				66,850	(Common stock)	—	$13.97	3/9/2026	—		—	—	—
									414	Class C	$4	—	—
									436	Class D	$4	—	—

Michele Conforti	79	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—		—	—	—
	83	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—		—	—	—
	39	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—		—	—	—
	41	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—		—	—	—
	39	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—
	41	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—
				66,850	(Common stock)	—	$13.97	3/9/2026	—		—	—	—
									414	Class C	$4	—	—
									436	Class D	$4	—	—

Scott Lazear	53	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—		—	—	—
	56	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—		—	—	—
	27	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—		—	—	—
	28	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—		—	—	—
	26	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—
	28	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—		—	—	—

	66,850	(Common stock)	—	$13.97	3/9/2026	—		—	—	—
						414	Class C	$4	—	—
						436	Class D	$4	—	—

Robert Lyons	66,850	(Common stock)	—	$13.97	3/9/2026	—		—	—	—
						414	Class C	$4	—	—
						436	Class D	$4	—	—

(1)

All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under Affinion Holdings’ 2005 Plan. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date. Options listed under column (b) are fully vested as of December 31, 2016.

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

(5)	Represents retention units held by each named executive officer that were award as part of the 2015 Retention Program.
(6)	Represents the estimated market value of the Class C Common Stock and Class D Common Stock, based on the October 26, 2016, valuation.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2016.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2016. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2016, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year of termination; and
•	amounts earned and contributed under our Employee Savings Plan and Deferred Compensation Plan.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he will continue to be able to exercise vested options granted under Affinion Holdings’ 2015 Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements).

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

The tables below reflect that Messrs. Siegel, Miller, Conforti, Lazear and Lyons would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of death or disability.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2016 under the circumstances described above:

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

Gregory Miller

In the event Mr. Miller’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Miller’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Miller violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Miller’s employment on December 31, 2016 under the circumstances described above:

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

Michele Conforti

In the event Mr. Conforti’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment of an amount equal to 100% of the aggregate amount of his annual base salary.  In the event Mr. Conforti violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Conforti’s employment on December 31, 2016 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	—	—	—	—	—
Cash Severance	$183,663	$183,663	$183,663	$367,326	$367,326	$183,663	$183,663	$183,663
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Scott Lazear

In the event Mr. Lazear’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lazear’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lazear violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lazear’s employment on December 31, 2016 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$320,000	$320,000	—	—	—
Cash Severance	—	—	—	$320,000	$320,000	$320,000	$320,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Robert Lyons

In the event Mr. Lyons’ employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lyons’ employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lyons violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lyons’ employment on December 31, 2016 under the circumstances described above:

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

Director Compensation

We provide each of our non-employee directors with annual cash compensation equal to $100,000, which is payable in equal quarterly installments. In addition, Mr. Wells is eligible to receive $50,000 annually, payable in equal quarterly installments, for serving as chairman of the board of directors. Members of the audit committee are eligible to receive an additional $30,000 annually, payable in cash and all non-employee directors are eligible to receive $70,000 in restricted stock unit awards annually. Directors who are our employees receive no further compensation for their service as directors.

The table below summarizes the compensation paid by us and earned or accrued by directors for the fiscal year ended December 31, 2016.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Change in
				Pension
	Fees			Value and
	Earned or			Deferred
	Paid in	Stock	Option	Compensation	All Other
Name (1)	Cash ($)	Awards ($)(2)	Awards ($)	Earnings ($)	Compensation ($)	Total ($)
L. Spencer Wells (3)	$180,000	$70,000	$—	$—	$—	$250,000
Scott W. Bernstein (4)	$71,359	$70,000	$—	$—	$—	$141,359
Rick P. Frier	$130,000	$70,000	$—	$—	$—	$200,000
David L. Resnick (5)	$58,642	$—	$—	$—	$—	$58,642
Skip Victor	$130,000	$70,000	$—	$—	$—	$200,000
Mark R. Vondrasek (6)	$31,612	$—	$—	$—	$—	$31,612

(1)

Mr. Siegel, our Chief Executive Officer, is not included in this table as he is our employee and receives no compensation for his services as a director. The compensation received by Mr. Siegel is shown in the Summary Compensation Table.

(2)	Reflects the grant date fair value of restricted stock units granted in March 2016 to each applicable non-employee director computed in accordance with FASB ASC 718.
(3)	Mr. Wells receives an additional amount equal to $50,000 annually for serving as chairman of the board of directors.
(4)	Mr. Bernstein resigned as a director as of July 19, 2016. The fees paid to him are pro-rated through his resignation date.
(5)	Mr. Resnick’s fees reflect his appointment as a director on July 19, 2016
(6)	Mr. Vondrasek’s fees reflect his appointment as a director on October 4, 2016.

Compensation Committee Interlocks and Insider Participation

During 2016, the members of the Compensation Committee consisted of Messrs. Wells (from January 1 to December 31), Bernstein (from January 1 to July 19), Frier (from January 1 to December 31), Resnick (from July 19 to December 31), Victor (from January 1 to December 31) and Vondrasek (from October 4 to December 31). Mr. Bernstein was an officer of Cendant Membership Services from 1999 to 2001, when it was spun off into Trilegiant Corporation, our subsidiary, and was an officer of Trilegiant Corporation in 2001. During 2016, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ Common Stock as of March 15, 2017 by (i) each person known to beneficially own more than 5% of the Common Stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the board of directors of Affinion Holdings and (iv) all of our executive officers and members of the board of directors of Affinion Holdings as a group.

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

For a description of director nomination rights, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Shareholders in Connection with the 2015 Transactions.”

Information regarding holders of Common Stock is based on the share register maintained by the transfer agent and provided to the Company.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
Third Avenue (a)	1,809,573	19.9%
Allianz (b)	1,748,332	19.2%
Empyrean(c)	1,393,818	15.1%
PennantPark(d)	1,040,525	11.4%
Ares(e)	803,600	8.8%
Kamunting Street(f)	615,106	6.8%
Phoenix(g)	467,884	5.1%
Todd H. Siegel(h)	57,240	*
Gregory S. Miller(i)	18,573	*
Michele Conforti(j)	18,897	*
Scott Lazear (k)	18,810	*
Robert Lyons (l)	18,411	*
L. Spencer Wells (m)	5,010	*
Rick P. Frier (m)	5,010	*
David L. Resnick(n)	—	*
Skip Victor (m)	5,010	*
Mark R. Vondrasek	—	*
Directors and executive officers as a group (14 persons)(o)	180,159	2.1%

(*)	Less than one percent.
(a)

Represents 1,751,734 shares of Common Stock owned of record by Third Avenue Trust on behalf of Third Avenue Focused Credit Fund (together, the “Third Avenue Entities”) and 57,839 shares of Common Stock underlying the Limited Warrant owned by Third Avenue Trust on behalf of Third Avenue Focused Credit Fund. Third Avenue Management LLC serves as the investment advisor to the Third Avenue Entities.  The Management Committee of Third Avenue Management LLC has ultimate authority for investment decisions for each of the Third Avenue Entities and, as such, may be deemed to have voting and dispositive control over the securities held by the Third Avenue Entities.  The Management Committee’s members are David Resnick, Vincent Dugan, W. James Hall, Matthew Fine and Jason Wolf. The Third Avenue Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The Third Avenue Entities have received such required consents. Third Avenue also beneficially owns a Limited Warrant to acquire up to 462,266 shares of Common Stock (57,839 shares of which are currently exercisable and included above) and Class C/D Common Stock representing the right to acquire, upon conversion thereof and payment of the conversion price associated therewith, up to 1,071 shares of Common Stock; provided, however, that the exercise of the Limited Warrant and/or conversion of the Class C/D Common Stock is subject to the prior approval of the FCA (which approval has not yet been received) as a result of which Third Avenue hereby disclaims beneficial ownership of the shares of Common Stock issuable upon the exercise or conversion of the Limited Warrant (except as described above) and Class C/D Common Stock beneficially owned thereby. The address of the Third Avenue Entities is Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, New York 10017.

(b)

Represents 1,748,332 shares of Common Stock owned of record by AllianzGI Convertible & Income Fund, AllianzGI Convertible & Income Fund II, AllianzGI High Yield Bond Fund, AllianzGI Income and Growth High Yield, AllianzGI US High Yield Fund, Allianz Income and Growth Fund – High Yield, Allianz Target Return Bond US – HY Sub, Allianz US High Yield Selection 1 and Allianz High Yield Selection II (together, the “AllianzGI Entities”). The AllianzGI Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The AllianzGI Entities have received such required consents. Allianz Global Investors U.S. LLC (“AllianzGI US”) provides investment advisory services to the AllianzGI Entities and AllianzGI US is a wholly owned indirect subsidiary of Allianz SE, a publicly traded company. The address of each of the AllianzGI Entities, AllianzGI US and Allianz SE is c/o Allianz Global Investors U.S. LLC, 1633 Broadway, New York,  NY 10019.

(c)

Represents 1,266,385 shares of Common Stock owned of record by Empyrean Capital Overseas Master Fund, Ltd. and P EMP Ltd. (together, the “Empyrean Clients”). Also represents 127,433 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by the Empyrean Clients. The Empyrean Clients are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The Empyrean Clients have received such required consents. Empyrean Capital Partners, LP (the “Investment Manager”) serves as the investment advisor to the Empyrean Clients.  Empyrean Capital, LLC serves as the general partner to the Investment Manager. Amos Meron and Michael Price are managing members of Empyrean Capital, LLC, and as such may be deemed to have voting and dispositive control of the shares of Common Stock held directly by the Empyrean Clients. The address of each of the Empyrean Clients, the Investment Manager, Empyrean Capital, LLC, Amos Meron and Michael Price is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(d)

Represents 996,942 shares of Common Stock owned of record by PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund II LP (together, the “PennantPark Entities”).  Also represents 43,583 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by the PennantPark Entities. The PennantPark Entities are prevented, pursuant to the Fourth Amended and Restated Certificate of Incorporation, from voting shares in excess of 9.9% of the issued outstanding Common Stock until such entities have obtained the required consents or made the required filings with state regulators allowing them to vote in excess of what is permitted by applicable statute, rule or regulation (which excess shares shall be voted by the Secretary of Affinion Holdings in a manner proportionate to the votes cast by all other stockholders that are not subject to this voting cutback provision). The PennantPark Entities have received such required consents. PennantPark Investment Advisers, LLC is a registered investment advisor that directly or indirectly manages the investment activities of each of the PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund LP. Arthur H. Penn, Jose A. Briones, Salvatore Giannetti III and P. Whitridge Williams, Jr. are the senior investment professionals of PennantPark Investment Advisers, LLC. Each of PennantPark Investment Advisers, LLC and Messrs. Penn, Briones, Giannetti III and Williams, Jr. may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned of record by the PennantPark Entities. The address of each of the PennantPark Entities and individuals listed in this footnote is c/o 590 Madison Avenue, 15th Floor, New York, New York 10022.

(e)

Represents 779,609 shares of Common Stock owned of record by Anthem Inc. (“Anthem”), Ares Dynamic Credit Allocations Fund Inc. (“ARDC”), Ares Special Situations Fund III, LP (“ASSF III”), Ares Strategic Investment Partners Ltd. (“ASIP I”), ASIP (Holdco) IV S.a r.l. (“ASIP IV”), Future Fund Board of Guardians (“AFF”), RSUI Indemnity Company (“RSUI”) and Transatlantic Reinsurance Company (“TRC,” and together with Anthem, ARDC, ASSF III, ASIP I, ASIP IV, AFF and RSUI, collectively, the “Ares Clients”). Also represents 23,991 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by certain of the Ares Clients. Ares WLP Management L.P. serves as the investment advisor of Anthem. Ares WLP Management GP LLC serves as the general partner of Ares WLP Management L.P. and is wholly owned by Ares Management LLC (“Ares Management”). Ares Capital Management II LLC serves as the investment advisor of ARDC and is wholly owned by Ares Management. ASSF Operating Manager III, LLC serves as the investment advisor of ASSF III and is wholly owned by Ares Management. ASSF Management III, L.P. serves as the general partner of ASSF III and its general partner is ASSF Management III GP LLC.  ASSF Management III GP LLC is wholly owned by Ares Investments Holdings LLC (“Ares Investments”). ASIP I is wholly owned by Ares Strategic Investment Partners, L.P. (“ASIP Master”). Ares Strategic Investment Management LLC serves as the investment advisor of ASIP Master and is wholly owned by Ares.  Ares Strategic Investment GP, LLC serves as the general partner of ASIP Master and is owned by Ares Offshore Holdings L.P. (“Ares Offshore”). Ares Strategic Investment Partners IV is the sole shareholder of ASIP IV. Ares Strategic Investment Partners IV’s issued shares are listed on the Luxembourg Stock Exchange, but wholly owned by a Swedish pension fund. ASIP Operating Manager IV LLC serves as the investment advisor of each of ASIP IV and Ares Strategic Investment Partners IV and is wholly owned by Ares Management. Ares Enhances Loan Investment Strategy Advisor IV, L.P. serves as the investment advisor of AFF. Ares Enhanced Loan Investment Strategy Advisor IV GP, LLC serves as the general partner of Ares Enhanced Loan Investment Strategy Advisor IV, L.P. and is wholly owned by Ares Management. Ares ASIP VII Management L.P. serves as the investment advisor of both RSIU and TRC. Ares ASIP VII GP, LLC serves as the general partner of Ares ASIP VII Management L.P. and is wholly owned by Ares Management. ARDC is publicly traded on the New York Stock Exchange under ticker symbol “ARDC.” The general partner or voting interests in each of Ares Management, Ares Investments and Ares Offshore are indirectly owned by Ares Management, L.P. Ares Management, L.P. is publicly traded on the New York Stock Exchange under ticker symbol “ARES.” Ares Management, L.P. may be deemed to have voting and dispositive control of the Common Stock held directly by the Ares Clients. The address of each of the Ares Clients, Ares Management, L.P. and its subsidiaries is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

(f)

Represents 615,106 shares of Common Stock owned of record by Kamunting Street Master Fund Ltd. (the “Kamunting Street Entity”).  The address of the Kamunting Street Entity is 119 Washington Avenue, Suite 600, Miami Beach, FL 33139.

(g)

Represents 467,884 shares of Common Stock owned of record by SSCSIL Mercer INV FD 1-PHX, JLP Credit Opportunity IDF Series Interests of the SALI Multi-Series Fund, L.P. and JLP Credit Opportunity Master Fund Ltd. (together, the “Phoenix Entities”).  Phoenix Investment Adviser LLC (“Phoenix”) acts as the discretionary investment manager to JLP Credit Opportunity Master Fund Ltd.  Phoenix acts as the discretionary investment subadvisor to SSCSIL Mercer INV FD 1-PHX and JLP Credit Opportunity IDF Series Interests of the SALI Multi-Series Fund, L.P.  Jeffrey Peskind is the Managing Member of Phoenix.  The address of each of the Phoenix Entities, Phoenix and Mr. Peskind is 420 Lexington Avenue, Suite 2040, New York, NY 10170.

(h)

Includes 2,152 shares of Class C Common Stock and 2,265 shares of Class D Common Stock. Includes 47,750 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 986 shares of Class C Common Stock and 1,038 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options. Includes 1,573 shares of Class C Common Stock and 1,656 shares of Class D Common Stock which are scheduled to vest within 60 days.

(i)

Includes 492 shares of Class C Common Stock and 518 shares of Class D Common Stock. Includes 16,713 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 414 shares of Class C Common Stock and 456 shares of Class D Common Stock which are scheduled to vest within 60 days.

(j)

Includes 492 shares of Class C Common Stock and 518 shares of Class D Common Stock. Includes 16,713 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 158 shares of Class C Common Stock and 166 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options. Includes 414 shares of Class C Common Stock and 436 shares of Class D Common Stock which are scheduled to vest within 60 days.

(k)

Includes 501 shares of Class C Common Stock and 528 shares of Class D Common Stock. Includes 16,713 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 106 shares of Class C Common Stock and 112 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options. Includes 414 shares of Class C Common Stock and 436 shares of Class D Common Stock which are scheduled to vest within 60 days.

(l)

Includes 413 shares of Class C Common Stock and 435 shares of Class D Common Stock. Includes 16,713 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 414 shares of Class C Common Stock and 436 shares of Class D Common Stock which are scheduled to vest within 60 days.

(m)	Consists of 5,010 shares of Common Stock under vested restricted stock unit awards.
(n)

David Resnick is the President of Third Avenue Management LLC, which acts as investment adviser and has disposition and voting authority for Third Avenue Trust on behalf of Third Avenue Focused Credit Fund (holders of 1,751,734 shares of Common Stock and 57,839 shares of Common Stock underlying the Limited Warrant). Mr. Resnick disclaims beneficial ownership of these shares.

(o)

Includes 5,314 shares of Class C Common Stock and 5,595 shares of Class D Common Stock. Includes 157,575 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 1,302 shares of Class C Common Stock and 1,371 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options. Includes 4,471 shares of Class C Common Stock and 4,708 shares of Class D Common Stock which are scheduled to vest within 60 days. Includes 15,030 shares of Common Stock under vested restricted stock unit awards.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Plan, which was approved by the stockholders of Affinion Holdings. The 2005 Plan authorizes the board of directors of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries, including us. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan. The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2016, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2016, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2016, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

On November 9, 2015, the Board of Directors adopted the 2015 Plan, which authorizes the Compensation Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of Common Stock have been reserved for issuance pursuant to awards. As of December 31, 2016, approximately 0.9 million stock options were outstanding under the 2015 Plan.

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

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan, the Webloyalty 2005 Plan and the 2015 Equity Incentive Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan, the Webloyalty 2005 Plan and the 2015 Equity Incentive Plan as of December 31, 2016.

				Number of securities remaining
	Number of securities		Weighted-average	available for future issuance under
	to be issued upon		exercise price of	equity compensation plans
	exercise of outstanding		outstanding options,	(excluding securities reflected in
	options, warrants and rights		warrants and rights	column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by securityholders
Options - Class C and D Common Stock	4,955	(1)	$147.12	—
Options - Common Stock	873,725	(2)	$13.97	(5)
Restricted stock units	20,040	(3)	—	(5)
Equity compensation plans not approved by securityholders
2015 retention units	12,113	(4)	—	—
Total	910,833		$14.20	—

(1)	Represents 2,414 options to acquire shares of Class C common stock and 2,541 options to acquire shares of Class D common stock.
(2)	Represents options to acquire 873,725 shares of Common Stock.
(3)	Represents restricted stock units that will be settled for 20,040 shares of Common Stock.
(4)	Represents retention units for 5,904 shares of Class C common stock and 6,209 shares of Class D common stock upon vesting.
(5)	Under the 2015 Equity Incentive Plan, 116,605 shares of Common Stock are reserved for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements with Certain Shareholders in Connection with the 2015 Transactions

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

Listing Requirement

Pursuant to the Shareholders Agreement, Affinion Holdings is obligated to use commercially reasonable efforts to qualify the Common Stock for quotation on the OTC Bulletin Board as promptly as practicable following the closing of the 2015 Exchange Offers and 2015 Rights Offering. In satisfaction of this obligation, on June 6, 2016, the Common Stock was approved for quotation on the OTCQX under the ticker symbol “AFGR.” In addition, Affinion Holdings is obligated to use commercially reasonable efforts to cause the Common Stock to be listed on a U.S. national securities exchange registered with the SEC on or prior to the first anniversary of the closing of the 2015 Exchange Offers and 2015 Rights Offering.

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

Limited Warrant

On November 9, 2015, in lieu of shares of Common Stock that would have resulted in Third Avenue Trust, together with its affiliates, acquiring over 19.9% of the issued and outstanding Common Stock, Affinion Holdings issued a Limited Warrant to acquire up to 462,266 shares of Common Stock to Third Avenue Trust, acting on behalf of Third Avenue Focused Credit Fund. The Limited Warrant is non-voting, non-participating and has an exercise price equal to $0.01 per share. The Limited Warrant contains customary anti-dilution protection for splits, reverse-splits, reclassifications and similar transformative events. The Limited Warrant will expire on the fifth anniversary of its issuance, and includes a covenant prohibiting Affinion Holdings from declaring or paying dividends in respect of the Common Stock until the first anniversary of the date of issuance. The board may not declare or pay dividends or distributions of any kind with respect to the Limited Warrant, and neither Affinion Holdings nor any of its subsidiaries have the right or ability to repurchase the Limited Warrant. The Limited Warrant may be transferred, subject to compliance with the Securities Act, and any restrictions contained in the Limited Warrant, the Fourth Amended and Restated Certificate of Incorporation of Affinion Holdings and the Shareholders Agreement. The Limited Warrant is exercisable at any time during the five year exercise period unless the exercising holder would require the approval of, or a filing with, the FCA or the North Dakota Insurance Commissioner to acquire the Common Stock issuable upon such exercise, and such approval(s) have not been obtained and/or filing(s) have not been made.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, the board of directors has determined that each of Messrs. Wells, Frier, Victor and Vondrasek is an independent director, as defined under the New York Stock Exchange rules.

For a discussion of the independence of members of our audit committee and compensation committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee” and “Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2016 and by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “D&T”) for the years ended December 31, 2016 and 2015.

	For the Years Ended
	December 31, 2016(1)	December 31, 2015
Audit Fees	$2,801,000	$3,298,000
Audit-Related Fees (2)	406,000	195,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$3,207,000	$3,493,000

(1)

On May 31, 2016, the Audit Committee approved (i) the dismissal of D&T, effective as of June 1, 2016, as the Company’s independent registered public accounting firm and (ii) the appointment of PwC, effective as of June 1, 2016, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements as of and for the year ending December 31, 2016.

(2)	Audit related services in 2016 and 2015 represent SSAE 16 (service auditors) reports and domestic and international regulatory filings.

All of PwC’s fees for 2016 and D&T’s fees for 2016 and 2015 were pre-approved by our audit committee. The audit committee reviewed the 2016 and 2015 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by PwC to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that PwC’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by PwC must be pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements

(2)Financial Statement Schedules

Not applicable.

(3)Exhibits

Exhibit No.	Description
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

4.8

Supplemental Indenture No. 7, dated as of July 14, 2016, among Incentive Networks LLC, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit No. 4.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 333-133895).

4.9

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
4.10

Supplemental Indenture No. 1, dated as of October 19, 2015 to the Indenture dated as of December 12, 2013 governing the 13.75%/14.50% Senior Secured PIK/Toggle Notes due 2018, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit No. 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-173105).

4.11

Indenture, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, between Affinion Investments, LLC, a Delaware limited liability company, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.12

Supplemental Indenture No. 1, dated October 19, 2015, to the Indenture, dated as of December 12, 2013, governing the 13.50% Senior Subordinated Notes due 2018, among Affinion Investments, LLC, a Delaware limited liability company, Affinion Investments II, LLC, a Delaware limited liability company, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-173105).

4.13

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

4.14

Supplement No. 1, dated as of July 24, 2014, by Propp Corp., an Illinois corporation, and Affinion Group, Inc.  to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 333-133895).

4.15

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

4.16

Supplement No. 3, dated as of March 9, 2015, by Connexions SMV, LLC, a Delaware limited liability company, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.26 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

4.17

Supplement No. 4, dated as of October 19, 2015, to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 333-133895).

4.18

Indenture, dated as of November 9, 2015, governing the 7.5% Cash/PIK Senior Notes due 2018, among Affinion International Holdings Limited, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.19

Supplemental Indenture No.1, dated as of July 14, 2016, among Incentive Networks LLC, Affinion International Holdings Limited and Wilmington Trust, National Association, as Trustee under the Indenture dated as of November 9, 2015 governing the 7.5% Cash/PIK Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 333-133895).

4.20*	Form of Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
4.21

Amendment No. 1, dated as of October 4, 2016, to the Shareholders Agreement, dated as of November 9, 2015, by and among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 4, 2016, File No. 000-55577).

Exhibit No.	Description
4.22*	Form of Registration Rights Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
4.23

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

Exhibit No.	Description
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
10.21

Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.22

Employment Agreement, dated as of December 16, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Gregory S. Miller (incorporated by reference to Exhibit No. 10.32 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

10.23

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

10.25

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.26

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.27

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.28

Amendment to Employment Agreement, dated as of February 2, 2015, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.43 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.29

Amendment to the Affinion Group Holdings, Inc. 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.44 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.30

Amendment to the Webloyalty Holdings, Inc. 2005 Equity Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.45 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.31

Employment Agreement, dated as of April 13, 2007, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.46 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.32

Secondment Agreement, dated as of May 9, 2014, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.47 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.33

Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Lyons (incorporated by reference to Exhibit 10.48 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.34

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan Retention Award Agreement (incorporated by reference to Exhibit 10.49 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.35

Intercompany Subordination Agreement, dated as of November 9, 2015, among Affinion Group, Inc., Affinion International Holdings Limited, Affinion International Limited and Bassae Holding B.V. (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

Exhibit No.	Description
10.36

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (incorporated by reference to Exhibit 10.4 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.37

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Ares Management LLC, on behalf of certain affiliated funds and managed accounts (incorporated by reference to Exhibit 10.5 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.38

Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 9, 2015 (incorporated by reference to Exhibit 4.3 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 27, 2016, File No. 333-214272).

10.39

Amendment to Employment Agreement, dated as of March 9, 2016, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.51 to Affinion Group, Inc.’s Annual Report on Form

10-K for the year ended December 31, 2015, File No. 333-133895).

10.40

Form of Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement (incorporated by reference to

Exhibit 10.52 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File

No. 333-133895).

10.41

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.53 to Affinion

Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.42

Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.42  to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 333-133895).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group Holdings, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: March 31, 2017	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	March 31, 2017
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President	March 31, 2017
Gregory S. Miller	and Chief Financial Officer (Principal Financial Officer)

/s/ Lori A. Tansley	Senior Vice President	March 31, 2017
Lori A. Tansley	and Chief Accounting Officer (Principal Accounting Officer)

/s/ L. Spencer Wells	Director	March 31, 2017
L. Spencer Wells

/s/ Rick P. Frier	Director	March 31, 2017
Rick P. Frier

/s/ David L. Resnick	Director	March 31, 2017
David L. Resnick

/s/ Skip Victor	Director	March 31, 2017
Skip Victor

/s/ Mark R. Vondrasek	Director	March 31, 2017
Mark R. Vondrasek

S-1

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affinion Group Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of comprehensive income (loss), changes in deficit and cash flows for the year then ended present fairly, in all material respects, the financial position of Affinion Group Holdings, Inc. and its subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Stamford, CT

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), changes in deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2015 financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”).

/s/ Deloitte & Touche LLP

Stamford, CT March 10, 2016 (March 31, 2017 as to Notes 2 and 9 related to the adoption of ASU 2015-03 and as to Notes 1, 4 and 18 related to the adjusted segment results)

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$37.7	$55.4
Restricted cash	26.1	29.2
Receivables (net of allowances for doubtful accounts of $3.0 and $3.1, respectively)	135.9	114.0
Profit-sharing receivables from insurance carriers	18.8	19.9
Prepaid commissions	33.9	38.4
Other current assets	70.6	85.6
Total current assets	323.0	342.5
Property and equipment, net	105.5	119.5
Contract rights and list fees, net	16.4	16.6
Goodwill	218.2	225.8
Other intangibles, net	41.5	55.0
Other non-current assets	34.3	44.9
Total assets	$738.9	$804.3

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$7.8
Accounts payable and accrued expenses	327.6	350.3
Deferred revenue	54.8	69.3
Income taxes payable	2.7	2.4
Total current liabilities	392.9	429.8
Long-term debt	1,855.8	1,886.8
Deferred income taxes	26.9	35.9
Deferred revenue	4.8	7.7
Other long-term liabilities	31.4	27.1
Total liabilities	2,311.8	2,387.3
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,093,330 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 429,039 and 491,167 shares issued and 427,955 and 490,083 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 451,623 and 517,018 shares issued and 450,482 and 515,877 shares outstanding	—	—
Additional paid in capital	409.5	405.7
Accumulated deficit	(1,966.5)	(1,982.2)
Accumulated other comprehensive income (loss)	(15.7)	(6.2)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,573.7)	(1,583.7)
Non-controlling interest in subsidiary	0.8	0.7
Total deficit	(1,572.9)	(1,583.0)
Total liabilities and deficit	$738.9	$804.3

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	For the Year Ended December 31,
	2016	2015	2014

Net revenues	$969.4	$1,169.8	$1,242.8
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	335.7	448.7	481.9
Operating costs	327.2	385.2	411.9
General and administrative	116.0	115.6	172.9
Impairment of goodwill and other long-lived assets	—	93.2	292.4
Facility exit costs	0.8	1.8	2.7
Depreciation and amortization	56.7	89.8	109.7
Total expenses	836.4	1,134.3	1,471.5
Income (loss) from operations	133.0	35.5	(228.7)
Interest income	0.5	1.8	0.3
Interest expense	(109.9)	(215.6)	(223.7)
Gain (loss) on extinguishment of debt	—	318.9	(14.6)
Other income, net	0.1	1.2	—
Income (loss) before income taxes and non-controlling interest	23.7	141.8	(466.7)
Income tax benefit (expense)	(7.4)	(5.9)	38.5
Net income (loss)	16.3	135.9	(428.2)
Less: net income attributable to non-controlling interest	(0.6)	(0.6)	(0.5)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$135.3	$(428.7)

Earnings (loss) per share attributable to Class A and Class B stockholders (Note 11)
Basic		$0.14	$(5.05)
Diluted		$0.09	$(5.05)
Earnings per share attributable to common stockholders (Note 11)
Basic	$1.74	$95.07
Diluted	$1.74	$95.07

Net income (loss)	$16.3	$135.9	$(428.2)
Currency translation adjustment, net of tax for all periods	(9.4)	(7.8)	(4.5)
Comprehensive income (loss)	6.9	128.1	(432.7)
Less: comprehensive income attributable to non-controlling interest	(0.7)	(0.2)	(0.5)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$6.2	$127.9	$(433.2)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	85,129,859	$137.5	$25.8	$(1,688.8)	$5.7	$(1.1)	$1.1	$(1,519.8)
Net income (loss)	—	—	—	(428.7)	—	—	0.5	(428.2)
Currency translation adjustment, net of tax	—	—	—	—	(4.5)	—	—	(4.5)
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Share-based compensation	—	7.5	—	—	—	—	—	7.5
Issuance of warrants	—	—	99.0	—	—	—	—	99.0
Balance, December 31, 2014	85,129,859	145.0	124.8	(2,117.5)	1.2	(1.1)	1.1	(1,846.5)
Net income (loss)	—	—	—	135.3	—	—	0.6	135.9
Currency translation adjustment, net of tax	—	—	—	—	(7.4)	—	(0.4)	(7.8)
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Conversion of Series A warrants to common stock	45,003,196	117.6	(117.6)	—	—	—	—	—
Cancellation of Series B warrants	—	7.2	(7.2)	—	—	—	—	—
Conversion of common shares to Class C and Class D shares	(130,133,055)	—	—	—	—	—	—	—
New common shares issued in debt exchange and subscription rights offering	9,555,596	133.5	—	—	—	—	—	133.5
Share-based compensation	—	2.5	—	—	—	—	—	2.5
Balance, December 31, 2015	9,555,596	405.8	—	(1,982.2)	(6.2)	(1.1)	0.7	(1,583.0)
Net income (loss)	—	—	—	15.7	—	—	0.6	16.3
Currency translation adjustment, net of tax	—	—	—	—	(9.5)	—	0.1	(9.4)
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation	—	3.8	—	—	—	—	—	3.8
Balance, December 31, 2016	9,555,596	$409.6	$-	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$16.3	$135.9	$(428.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56.7	89.8	109.7
Amortization of debt discount, financing costs and carrying value adjustment	(31.4)	6.8	13.8
Impairment of goodwill and other long-lived assets	—	93.2	292.4
Provision for (recovery of) accounts receivable loss provided for	0.2	(4.3)	0.3
Financing costs	—	—	6.8
Gain (loss) on extinguishment of debt	—	(318.9)	14.6
Facility exit costs	0.8	1.8	2.7
Share-based compensation	3.7	3.0	8.6
Deferred income taxes	2.4	1.2	(43.4)
Net change in assets and liabilities:
Restricted cash	(0.1)	6.0	(2.8)
Receivables	(25.6)	4.8	10.1
Receivables from related parties	−−	6.1	(3.7)
Profit-sharing receivables from insurance carriers	1.0	8.9	36.0
Prepaid commissions	3.7	9.3	(11.0)
Other current assets	12.5	10.3	22.7
Contract rights and list fees	0.1	(0.2)	2.1
Other non-current assets	(0.7)	(6.4)	(3.6)
Accounts payable and accrued expenses	(4.4)	(15.2)	24.0
Payables to related parties	—	(0.2)	0.1
Deferred revenue	(14.4)	(19.8)	(13.0)
Income taxes receivable and payable	(0.3)	0.2	0.3
Other long-term liabilities	3.0	(5.0)	(9.2)
Other, net	2.1	3.1	7.7
Net cash provided by operating activities	25.6	10.4	37.0
Investing Activities
Capital expenditures	(34.3)	(31.4)	(51.0)
Restricted cash	1.8	(0.6)	2.1
Acquisition-related payments, net of cash acquired	−−	(1.7)	(22.0)
Proceeds from sale of investment	−−	1.5	−−
Net cash used in investing activities	(32.5)	(32.2)	(70.9)
Financing Activities
Repayments under revolving credit facility, net	−−	(5.0)	(41.0)
Proceeds from issuance of debt	—	110.0	425.0
Financing costs	—	(14.7)	(23.0)
Principal payments on borrowings	(7.8)	(42.9)	(316.1)
Proceeds from issuance of warrants	—	—	3.8
Dividend paid to non-controlling interest	(0.5)	(0.6)	(0.6)
Net cash provided by (used in) financing activities	(8.3)	46.8	48.1
Effect of changes in exchange rates on cash and cash equivalents	(2.5)	(1.9)	(2.0)
Net increase (decrease) in cash and cash equivalents	(17.7)	23.1	12.2
Cash and cash equivalents, beginning of year	55.4	32.3	20.1
Cash and cash equivalents, end of year	$37.7	$55.4	$32.3
Supplemental Disclosure of Cash Flow Information:
Interest payments	$133.8	$184.2	$171.6
Income tax payments, net of refunds	$4.3	$3.4	$2.5

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

Business Description— The Company develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty, customer engagement and insurance programs that strengthen and expand the value of relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

•

Loyalty programs and solutions that help reward, motivate and retain consumers. We create and manage any and all aspects of our clients’ points-based loyalty programs, including design, platform, analytics, points management and fulfillment. Our loyalty programs offer relevant, best-in-class rewards to consumers enabling clients to motivate and retain their best customers. For example, we provide loyalty program design and administration, and loyalty points earning and redemptions for gift cards, travel and merchandise.

•

Customer engagement programs and solutions that address key consumer needs such as greater peace of mind and meaningful savings for everyday purchases. We provide these solutions to leading companies in the financial institution, telecommunications, retail and travel sectors globally. These programs help our clients enrich their offerings to drive deeper connections with their customers, and to encourage their customers to engage more, stay loyal and generate more revenue for our clients. For example, we tailor programs such as identity theft protection, credit monitoring, savings on everyday purchases, concierge services, discount travel services and roadside assistance.

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance solutions on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for over 20 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 18 to our audited consolidated financial statements for more information concerning our segment results and Note 4 to our audited consolidated financial statements for more information concerning the allocation of goodwill among the new segments. Prior period segment amounts throughout the notes to the audited consolidated financial statement have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our primary financial statements.

Effective January 1, 2016, we have the following four operating segments:

•

Global Loyalty.  This segment consists of all of our loyalty assets globally in which we are a provider of end-to-end loyalty solutions that help clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfilment and redemption across multiple channels.

•

Global Customer Engagement.  This segment consists of our customer engagement business, in which we are a leading global solutions provider that delivers a flexible mix of benefits and services for our clients that meet customers’ needs, including products that are designed to help consumers save money and gain peace of mind.

•	Insurance Solutions. This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain accident & life insurance solutions.
•

Legacy Membership and Package.  This segment consists of certain global membership programs that are no longer being actively marketed but continue to be serviced and supported (which were previously reported predominantly in our Membership Products segment and to a lesser extent in our International Products segment) and also includes the domestic Package business (which, through December 31, 2015, was reported in the Insurance and Package segment).  This segment includes membership programs that were marketed with many of the Company’s large domestic financial institution partners. Although the Company will continue to service these members, it expects that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

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

Share-Based Compensation

For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as equity awards, the Company recognizes compensation expense, net of estimated forfeitures based on estimated fair values on the date of grant. For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as liability awards, the Company recognizes compensation expense, net of forfeitures, based on estimated fair value at each reporting date. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Revenue Recognition

Global Loyalty —Revenues are generated from our clients through our loyalty business by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. The Company typically charges a per-subscriber and/or a per-activity administrative fee to clients for our services. In addition, commissions may be earned from our suppliers and/or a transaction fee from our clients based on volume for enabling or executing transactions such as fees generated from loyalty points related purchases and redemption. In most circumstances, revenue is recognized net of the cost of fulfillment.

Global Customer Engagement and Legacy Membership — Our customer engagement solutions may be categorized in two ways: (1) revenue enhancement, which is a traditional subscription-based model and (2) engagement solutions, which is a fee-for-service or transactional based model. In the revenue enhancement model, we provide incremental services for our clients to monetize their customer base. We also partner with clients to customize benefits that resonate with their brand and their customers’ needs. In the engagement solutions model, we help clients differentiate their products and build strong customer relations. We also bundle appropriate rewards and benefits along the lifecycle of clients’ customers to create intimate, reciprocal connections that drive purchase decisions, interaction and participation over time.

The Company generates revenues for desired customer engagement programs and solutions typically through a licensing and/or per user fee. In other arrangements, we generate revenues though the sale of our value-added subscription-based programs and solutions to the customers of our clients whom we bill on a monthly, quarterly or annual basis.

Insurance Solutions — Commission revenue for marketing and administrative services earned per administrative services agreements with carriers is based on a percentage of premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly.  Commission revenue is recognized ratably for the marketing and administrative services provided over the underlying policy coverage period. There are also profit-sharing arrangements with certain of the insurance carriers that issue the underlying insurance policies. All revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $157.6 million in 2016, $169.3 million in 2015 and $186.9 million in 2014. Under the profit sharing arrangements, approximately 60% of the gross premiums collected on behalf of the insurance carrier are earned as commission revenue under administrative agreements and the remaining 40% of gross premiums are retained in a fiduciary account managed on behalf of the carrier.  The remaining carrier funds are distributed monthly to the carrier to pay claims, administrative expenses, and the carrier’s retention fee. Any surplus or deficit is distributed to the Company under the profit share arrangement.

Marketing Expense

Global Customer Engagement — Marketing expense to acquire new members is recognized when incurred, which is generally prior to both the commencement of the trial period and recognition of revenue for membership programs.

Insurance Solutions — Marketing expense to acquire new insurance business is recognized by the Company when incurred. Payments are made to marketing partners or third parties associated with acquiring rights to their existing block of insurance customers (contract rights) and for the renewal of existing contracts that provide the Company primarily with the right to retain billing rights for renewal of existing customers’ insurance policies and the ability to perform future marketing (list fees). These payments are deferred on the accompanying consolidated balance sheets, with contract rights amortized to amortization expense and list fees amortized to marketing expense over the initial and renewal term of the contract, as applicable, using an accelerated method of amortization for contractual terms longer than five years and the straight line method of amortization for contractual terms of five years or less. The amortization methods employed generally approximate the expected pattern of net insurance revenue earned over the applicable contractual terms.

Commission Expense

Global Customer Engagement and Legacy Membership — Membership commissions represent payments to partners, generally based on a percentage of revenue from the marketing of programs to such partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and are recognized as expense over the applicable membership period in the same manner as the related retail membership revenue is recognized. In certain marketing arrangements, the Company pays an advance commission to the partner, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and recognized as expense as earned down by the partner. In other arrangements, the Company pays an upfront payment, called a bounty, to the partner and the partner is not entitled to any additional compensation based on initial and renewal membership. Bounties are recognized as expense when incurred.

Insurance Solutions  — Insurance administrative fees represent payments made to bank marketing partners, generally based on a fee per insured or a percentage of the revenue earned from the marketing of insurance programs to such marketing partners’ customers. Administrative fees are paid for new and renewal insurance premiums received. Additionally, for certain channels and clients, commissions are paid to brokers. Administrative fees are included within commission expense on the accompanying consolidated statements of comprehensive income (loss) and are recognized ratably over the underlying insurance policy coverage period.

Operating Costs

Operating costs represent the costs associated with servicing our members and end-customers. These costs include product fulfillment costs, communication costs with members and end-customers, information technology and payroll, telecommunications and facility costs attributable to operations responsible for servicing our members and end-customers.

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2016 and 2015, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2016 and 2015, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign tax jurisdictions.

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

Derivative Instruments

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recognized in current period earnings in the consolidated statements of comprehensive income (loss). For derivative instruments that are designated as cash flow hedges, the effective portion of changes in the fair value of derivative instruments is initially recorded in other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of changes in the fair value of cash flow hedges are immediately recognized in earnings.

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

Internally-Developed Software

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of assets acquired and liabilities assumed. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or whenever events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines the fair value of its reporting units utilizing a combination of the income and market approaches and incorporating assumptions that it believes marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined.

During the fourth quarter of 2016, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 0.5% to 2.0% growth and discount rates ranging from 10.0% to 12.0%. In 2016, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount.

During the fourth quarter of 2015, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from no growth to 2.0% and discount rates ranging from 10.5% to 14.5%. In 2015, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of the former Membership Products reporting unit, for which the carrying value exceeded its fair value, based on an assumed long-term growth rate of no growth and a discount rate of 13.5%. As a result, the Company performed step 2 of the test for goodwill impairment and based on the results of step 2, recognized a goodwill impairment charge of $89.6 million, representing all of the remaining goodwill attributed to the former Membership Products reporting unit.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2016 and 2015 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and subsequent acquisitions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

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

Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is the local currency are translated at exchange rates as of the balance sheet dates. Revenues and expenses of such local functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income (loss). Foreign local currency gains and losses relating to non-operational transactions are included in other income (expense), net. Foreign currency gains and losses relating to operations are included in general and administrative expense.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, evaluation of going concern assessment, litigation accruals, the estimated fair value of stock-based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments.

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from customers of 10 of the Company’s clients. For the years ended December 31, 2016, 2015 and 2014, the Company derived approximately 32%, 34% and 35%, respectively, of its net revenues from customers through marketing and servicing agreements with these 10 clients. The Company’s largest client and its customers accounted for approximately 10.1% of consolidated net revenue for the year ended December 31, 2016. The Company’s largest client and its customers accounted for 10.2% of consolidated net revenue for the year ended December 31, 2015. The Company’s largest client and its customers accounted for 11.2% of consolidated net revenue for the year ended December 31, 2014. Many of these key client relationships are governed by agreements that may be terminated without cause by the clients upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s clients upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the clients may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key clients, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of period	$3.1	$8.5	$11.8
Provision charged to expense, net of recoveries	0.1	(4.3)	(1.9)
Write-offs	(0.2)	(1.1)	(1.4)
Balance at end of period	$3.0	$3.1	$8.5

Supplemental Disclosure of Cash Flow Information

At December 31, 2016, the Company had an accrual for the acquisition of property and equipment of $1.6 million.

During 2015, the Company performed its annual goodwill impairment test, which resulted in recognition of an impairment loss of $89.6 million, representing all of the remaining goodwill ascribed to the former Membership Products business. In connection with the debt restructuring consummated in November 2015, the Company extinguished debt with a carrying amount net of discount of $566.9 million, wrote-off accrued interest of $16.0 million that was forgiven in the debt exchange, wrote-off deferred financing costs of $6.8 million, issued equity with a fair value at the time of the exchange of $133.5 million and recorded an adjustment to the carrying value of the remaining debt of $108.4 million. During 2015, the Company transferred certain equipment and associated capital leases for no consideration. At December 31, 2015, the Company had an accrual for the acquisition of property and equipment of $0.6 million.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   Entities have the option of using either a full retrospective or modified retrospective approach; however entities are not permitted to adopt the standard earlier than annual reporting periods beginning after December 15, 2016, with the new standard required to be adopted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.  We are evaluating the adoption method as well as the impact of this new accounting guidance on our consolidated financial statements.  We have formed a project implementation team with representatives from each of our business segments and have engaged a third-party consultant to assist in our evaluation of the impact of the new guidance. As part of our assessment work to date, we have analyzed a representative sampling of customer contracts across all segments and continue to progress with a comprehensive review and assessment of the total contract population. We have not yet completed our final review of the impact of this guidance; however, we continue to review variable consideration, incremental and direct costs, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements.  In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions. The Company expects to adopt the new standard on its effective date.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 that provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the financial statements (or within one year after the date on which the financial statements were available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has formed an implementation team including representatives from various corporate functions and the team has established controls and procedures to enable the Company to perform the required quantitative and qualitative assessment on a timely basis.

In April 2015, the FASB issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and premiums, rather than as a separate asset. On August 16, 2015, the FASB issued an ASU clarifying the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff announced that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. As of January 1, 2016, the Company adopted the new guidance, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, and re-cast the December 31, 2015 balances, resulting in a $15.1 million reduction of other non-current assets and long-term debt.

In November 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or non-current in a classified balance sheet. Netting of deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the new guidance as of the beginning of the second quarter of 2016 on a prospective basis. The December 31, 2015 financial statements were not retrospectively adjusted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. Entities are required to adopt the guidance using a modified retrospective method. The Company has formed a project implementation team and is working with representatives from each of its business segments to compile a lease database containing all of the relevant information required to assess the impact of the new guidance. The Company expects to adopt the new standard on its effective date.

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. The goodwill, which is expected to be deductible for income tax purposes, has been attributed to the Global Loyalty segment. In connection with the acquisition of SkyMall, the Company incurred $0.8 million of acquisition costs, which are included in general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2014.

4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)			(in millions)
Amortizable intangible assets:
Member relationships	$932.4	$(930.8)	$1.6	$936.9	$(933.8)	$3.1
Affinity relationships	632.9	(600.9)	32.0	639.3	(598.6)	40.7
Proprietary databases and systems	59.6	(58.0)	1.6	59.7	(57.7)	2.0
Trademarks and tradenames	27.7	(21.7)	6.0	28.7	(20.8)	7.9
Patents and technology	47.7	(47.5)	0.2	47.6	(46.5)	1.1
Covenants not to compete	2.4	(2.3)	0.1	2.5	(2.3)	0.2
	$1,702.7	$(1,661.2)	$41.5	$1,714.7	$(1,659.7)	$55.0

During 2016 and 2015, foreign currency translation resulted in decreases of $11.9 million and $14.4 million, respectively, in the gross carrying amount of intangible assets and decreases of $11.3 million and $12.1 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Amortizable intangible assets:
Member relationships	$1.4	$4.1	$13.9
Affinity relationships	8.6	33.2	41.1
Proprietary databases and systems	0.4	0.5	0.5
Trademarks and tradenames	1.3	2.4	2.6
Patents and technology	1.0	2.0	3.1
Covenants not to compete	0.1	0.2	0.3
	$12.8	$42.4	$61.5

Based on the Company’s amortizable intangible assets as of December 31, 2016, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $8.7 million in 2017, $7.3 million in 2018, $5.9 million in 2019, $5.4 million in 2020 and $3.7 million in 2021.

At December 31, 2016 and 2015 and January 1, 2015, the Company had gross goodwill of $647.2 million, $654.8 million and $661.6 million, respectively, and accumulated impairment losses of $429.0 million, $429.0 million and $339.4 million, respectively.  The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2015 and 2016 are as follows:

	Balance at				Balance at		Balance at
	January 1,			Currency	December 31,	Currency	December 31,
	2015	Acquisition	Impairment	Translation	2015	Translation	2016
	(in millions)

Global Loyalty	$106.2	$(0.2)	$—	$(0.9)	$105.1	$(0.3)	$104.8
Global Customer Engagement	68.1	—	—	(5.7)	62.4	(7.3)	55.1
Insurance Solutions	58.3	—	—	—	58.3	—	58.3
Legacy Membership and Package	89.6	—	(89.6)	—	—	—	—
Total	$322.2	$(0.2)	$(89.6)	$(6.6)	$225.8	$(7.6)	$218.2

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

5. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$5.0	$(5.0)	$—	$56.5	$(56.4)	$0.1
List fees	61.6	(45.2)	16.4	57.0	(40.5)	16.5
	$66.6	$(50.2)	$16.4	$113.5	$(96.9)	$16.6

Amortization expense for the year ended December 31, 2016 was $4.9 million, of which $4.8 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income (loss). Amortization expense for the year ended December 31, 2015 was $5.4 million, of which $5.1 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income (loss). Amortization expense for the year ended December 31, 2014 was $5.8 million, of which $5.5 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income (loss). Based on the Company’s contract rights and list fees as of December 31, 2016, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $4.1 million in 2017, $3.4 million in 2018, $2.7 million in 2019, $2.2 million in 2020 and $1.4 million in 2021.

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2016	2015
	(in millions)
Gift card inventory	$30.1	$31.0
Prepaid membership materials	0.9	1.8
Prepaid insurance costs	4.8	4.4
Other receivables	7.2	10.7
Prepaid merchant fees	0.4	0.6
Prepaid information technology costs	5.5	5.5
Other	21.7	31.6
Total	$70.6	$85.6

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2016	2015
	(in millions)
Leasehold improvements	$24.2	$25.5
Capitalized software	264.0	254.0
Computer equipment ($3.2 million and $1.5 million in 2016 and 2015, respectively, under capital leases)	137.8	154.6
Furniture, fixtures and equipment	19.6	19.3
Projects in progress	19.2	11.1
	464.8	464.5
Less: Accumulated depreciation and amortization	(359.3)	(345.0)
Total	$105.5	$119.5

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $43.8 million, $47.1 million and $47.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2016	2015
	(in millions)
Accounts payable	$112.1	$118.9
Accrued commissions	11.0	13.6
Accrued payroll and related costs	35.6	39.7
Accrued product costs	21.7	19.7
Accrued marketing costs	16.7	18.0
Accrued interest	15.8	15.4
Accrued taxes, other than income taxes	9.3	13.5
Accrued legal and professional fees and loss contingency accruals	14.5	19.0
Gift card deposits	37.2	43.1
Other	53.7	49.4
Total	$327.6	$350.3

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,	December 31,
	2016	2015
	(in millions)
First-lien term loan due 2018	$753.7	$761.4
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	—	—
7.875% senior notes due 2018, net of unamortized discount of $0.4 million and $0.6 million, respectively, with an effective interest rate
of 8.31%	474.6	474.4
7.5% cash/PIK senior notes due 2018, with an
effective interest rate of 7.39%	116.2	110.0
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	22.6	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018,
with an effective interest rate of 17.69%	15.0	13.1
Capital lease obligations	—	0.1
Adjustment to carrying value of debt	65.7	103.1
Total debt	1,872.8	1,909.7
Less: current portion of long-term debt	(7.8)	(7.8)
Less: unamortized deferred financing costs	(9.2)	(15.1)
Long-term debt	$1,855.8	$1,886.8

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on term loan for the period from January 1, 2014 through May 20, 2014 was 6.75%. The weighted average interest rate on the First Lien Term Loan for the years ended December 31, 2016 and 2015 and the period from May 21, 2014 through December 31, 2014 was 6.75% for each period and the weighted average interest rate on the Second Lien Term Loan for the years ended December 31, 2016 and 2015 and the period from May 21, 2014 through December 31, 2014 was 8.50% for each period. The weighted average interest rate on revolving credit facility borrowings for the years ended December 31, 2016, 2015 and 2014 was 7.8%, 7.2%, and 7.2%, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of December 31, 2016 and 2015, there were no outstanding borrowings under Affinion’s revolving credit facility. During the years ended December 31, 2016, 2015 and 2014, Affinion had borrowings of $122.0 million, $81.0 million and $162.0 million, respectively, under the revolving credit facility. During the years ended December 31, 2016, 2015 and 2014, Affinion had repayments of $122.0 million, $86.0 million and $203.0 million, respectively, under the revolving credit facility. As of December 31, 2016, Affinion had $69.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $10.8 million of letters of credit.

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

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted a rights offering (the “2015 Rights Offering”) for International Notes and shares of Affinion Holdings’ Common Stock. The 2015 Rights Offering was for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. Each unit sold in the 2015 Rights Offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Affinion Holdings’ Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the 2015 Exchange Offers received non-certificated rights to subscribe for rights offering units. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and non-participating penny warrants (the “Limited Warrants”) of Affinion Holdings that are convertible into 462,266 shares of Common Stock upon certain conditions.

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

The adjustment to the carrying value of the debt is the net impact of the aforementioned transaction and represents an adjustment of the carrying value of the First Lien Term Loans, the Second Lien Term Loans, Affinion’s 2010 senior notes (defined below) and the International Notes of $108.4 million. This amount represents the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increases the carrying value of the Company’s recorded long term debt at December 31, 2016 and 2015 by $65.7 million and $103.1 million, respectively. Such amounts have been and will continue to be reduced in future years as scheduled interest is paid on those remaining instruments.

On December 12, 2013, Affinion completed a private offer to exchange Affinion’s 2006 senior subordinated notes for 13.50% senior subordinated notes due 2018 (“Investments senior subordinated notes”), pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of Affinion’s 2006 senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes were redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes were redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion

Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. As a result of the consent solicitations consummated on November 9, 2015, substantially all of the restrictive covenants and certain of the default provisions were removed from the indenture governing the Investments senior subordinated notes.

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

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) which were registered under the Securities Act of 1933, as amended (the “Securities Act”) in 2011. The 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 senior notes will mature on December 15, 2018. The 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing the 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under the Affinion Credit Facility, other than Affinion Investments and Affinion Investments II. The 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. The 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes.

On April 26, 2006, Affinion issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bore interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes matured on October 15, 2015. The Company could have redeemed some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes were unsecured obligations of Affinion and ranked junior in right of payment with Affinion’s existing and future senior obligations and senior to Affinion’s future subordinated indebtedness. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes. The remaining outstanding 2006 senior subordinated notes matured on October 15, 2015.

The amended Affinion Credit Facility and the indenture governing the 2010 senior notes both contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the years ended December 31, 2016 and 2015, Affinion did not pay any cash dividends to Affinion Holdings. Affinion was in compliance with the covenants referred to above as of December 31, 2016. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control

The Company also leases certain equipment under capital leases expiring through 2021.

The aggregate maturities of debt, including capital leases, as of December 31, 2016 are as follows:

Amount
(in millions)
2017	$7.8
2018	1,799.7
2019	—
2020	—
2021	—
Thereafter	—
$1,807.5

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of Affinion Holdings’ 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of Affinion Holdings’ 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contains restrictive covenants related primarily to Affinion’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The outstanding Affinion Holdings’ 2010 senior notes matured on November 15, 2015.

On December 12, 2013, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2010 senior notes for 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”). In connection with the exchange offer, $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes were exchanged for $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes. The Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of the Affinion Holdings’ 2013 senior notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. The Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. In June 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for up to approximately 30.3 million Series A warrants to purchase shares of Affinion Holdings Class B common stock. As a result of the consent solicitations consummated on November 9, 2015, substantially all of the restrictive covenants and certain of the default provisions were removed from the indenture governing the Affinion Holdings’ 2013 senior notes and the collateral securing Affinion Holdings’ 2013 senior notes was released. Affinion did not make any dividend distributions to Affinion Holdings during the years ended December 31, 2016 and 2015.

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

Subsequent Event—The Company has $1.8 billion of long-term debt maturing in tranches beginning in April 2018 and throughout the remainder of 2018. Additionally, Affinion’s revolving credit facility under Affinion’s senior secured credit facility expires in January 2018. The Company’s ability to continue as a going concern is dependent on its ability to refinance such debt.  While the Company believes, based on current forecasts, it has the liquidity necessary to service Affinion’s and its debt and it expects to remain in compliance with the financial covenants for 12 months from the date of the issuance of these financial statements, it does not anticipate being able to repay all of Affinion’s and its debt as it matures as currently scheduled. As of the issuance of these financial statements, the Company has entered into certain agreements, as described below, and, therefore, has concluded that it is probable Affinion’s and the Company’s debt will be restructured and the scheduled maturity extended through 2022. These actions have mitigated the substantial doubt about the Company’s ability to continue as a going concern.  However, there is no assurance that the Company will be able to consummate a credit agreement refinancing (the “Credit Agreement Refinancing”), the International Notes Redemption (as defined below) or the Exchange Offers (as defined below) or an alternative transaction prior to the maturity of Affinion’s revolving credit facility or Affinion’s or the Company’s other debt. If the Company is unable to successfully restructure Affinion’s and the Company’s debt prior to maturity, it could have a material adverse effect on the Company’s business, financial condition and operating results.

On March 31, 2017, Affinion entered into a commitment letter (the “Commitment Letter”) with a lender, pursuant to which the lender committed to provide term loans in an aggregate principal amount equal to approximately $1.3 billion and revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million. The proceeds of the term loans will be used by Affinion to refinance its existing senior secured credit facility, to redeem in full the International Notes (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans will provide for quarterly amortization payments totaling (i) for the first two years after the closing date, 1% per annum, (ii) for the third year after the closing date, 2.5% per annum, and (iii) for each year thereafter 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments.

The interest rates with respect to the term loans and revolving loans under the Credit Agreement Refinancing will be based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

The Credit Agreement Refinancing will contain financial, affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The Credit Agreement Refinancing will require Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the credit agreement) and (y) a minimum ratio of EBITDA to consolidated fixed charges.

Execution and closing of the Credit Agreement Refinancing is conditioned on the consummation of the private offers to exchange for new senior PIK toggle notes due 2022 and New Warrants (as defined below) or repurchase for cash Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Exchange Offers”). Notwithstanding the Exchange Offers, Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Existing Notes”) are fully callable by the Company or its affiliates (i.e., Affinion) or subsidiaries (i.e., Investments).

Also on March 31, 2017, certain holders of Existing Notes (the “Significant Holders”), which collectively held, as of such date, approximately 50% aggregate principal amount of existing AGI Notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments. Pursuant to the Support Agreement, the Significant Holders agreed to tender in the Exchange Offers their Existing Notes.

Also on March 31, 2017, the Significant Holders and certain other investors (collectively, the “Investors”) entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments agreeing to purchase new notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, if Affinion Holdings, Affinion or Affinion Investments exercises its option to redeem any Existing Notes not tendered in the Exchange Offers, under the Investor Purchase Agreement, the Company has the option to obligate the Investors to purchase an aggregate principal amount of new notes and new warrants that would yield sufficient cash proceeds to fund any such redemptions.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, and conditioned upon the issuance of warrants to acquire the common stock of Affinion Holdings (the “New Warrants”) in the Exchange Offers and pursuant to the Investor Purchase Agreement, following the consummation of the Exchange Offers and the issuance of the New Warrants pursuant to the Investor Purchase Agreement, Affinion Holdings expects to offer to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pre-emptive rights proportion of  New Warrants at an exercise price of $0.01 per New Warrant.

Based on the proportional amount of the total aggregate principal amount of Existing Notes exchanged for cash in the Exchange Offers or not participating in the Exchange Offers relative to the total amount of Existing Notes outstanding immediately prior to the consummation of the Exchange Offers, the Investors will be entitled to New Warrants representing up to 16.25% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers, the Investor Purchase Agreement and the Pre-Emptive Rights Offer, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. In addition, on the closing of the Exchange Offers, the Company shall pay the parties to the Investor Purchase Agreement a commitment premium of $17.5 million in aggregate principal amount of New Notes which shall be issued together with the same number of New Warrants that such principal amount of New Notes would have been issued with as part of the Exchange Offers.

Under the Support Agreement and Investor Purchase Agreement, Significant Holders have committed to tender notes and due to such commitment, the Company believes it probable that the International Notes Redemption and Credit Agreement Refinancing will be consummated, which will extend the maturity of the debt through 2022.

The Company will be evaluating the accounting for these transactions for which there may or may not be considerable charges that impact future periods.

10. DEFICIT

As of December 31, 2016 and 2015, the Company’s capital stock consists of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of December 31, 2016, the Company has outstanding (i) 9,093,330 shares of Common Stock, (ii) 427,955 shares of Class C Common Stock and (iii) 450,482 shares of Class D Common Stock. In addition, the Limited Warrant (see below) to purchase up to 462,266 shares of Common Stock was outstanding. As of December 31, 2016, there were no shares of preferred stock outstanding.

As of December 31, 2015, the Company has outstanding (i) 9,093,330 shares of Common Stock, (ii) 490,083 shares of Class C Common Stock and (iii) 515,877 shares of Class D Common Stock. In addition, the Limited Warrant (see below) to purchase up to 462,266 shares of Common Stock was outstanding. As of December 31, 2015, there were no shares of preferred stock outstanding

On November 9, 2015, concurrent with the debt exchanges and subscription rights offering, the Company mandatorily cashlessly converted the outstanding Series A warrants to shares of Class A common stock. The 130,133,055 shares of Class A common stock then-outstanding were converted into 490,083 shares of Class C Common Stock and 515,877 shares of Class D Common Stock. In connection with the debt exchanges and subscription rights offering, 9,093,330 shares of Common Stock.  In addition, in lieu of issuing Common Stock to an investor that would otherwise have beneficially owned more than 19.9% of the Common Stock, the Company issued a Limited Warrant to purchase up to 462,266 shares of Common Stock, which Limited Warrant may only be exercised upon the receipt of requisite regulatory approval.

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

 There were no shares of Class A common stock issued upon the vesting of restricted stock unit awards or the exercise of stock options during the period from January 1, 2015 through November 9, 2015 or the year ended December 31, 2014.

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

11. EARNINGS PER SHARE

In the periods prior to the 2015 Exchange Offers and 2015 Rights Offering on November 9, 2015, the Company’s authorized capital was comprised of Class A Common Stock, Class B Common Stock and preferred stock. There were no shares of Class B Common Stock or preferred stock outstanding as of December 31, 2015 or 2014. The Class A Common Stock and Class B Common Stock were identical in every respect, and the rights and privileges of the holders were identical. Therefore, as the basic and diluted earnings per share (“EPS”) are the same for Class A Common Stock and Class B Common Stock because they were entitled to the same liquidation and dividend rights, the basic and diluted EPS are presented for Class A and B Common Stock for the years ended December 31, 2015 and 2014.

Subsequent to the debt exchanges and subscription rights offering, the Company changed its capital structure by (i) mandatorily converting all outstanding Series A Warrants into Class A Common Stock, (ii) converting all outstanding shares of Class A Common Stock into shares of Class C and D Common Stock, and (iii) issuing shares of Common Stock. Under the new capital structure, Common Stock participates in profits and losses of the Company but Class C and D Common Stock do not. As the change in capital structure was not the result of a stock dividend or stock split, the Company reflected the change in capital structure prospectively. Therefore, the basic and diluted EPS attributable to common stockholders are presented for the years ended December 31, 2016 and 2015.

For the three months ended December 31, 2015, the net income (loss) attributable to Affinion Group Holdings, Inc. was allocated to Class A and B common stockholders and common stockholders based on the number of days these classes of common stock were outstanding in the period. For the nine months ended September 30, 2015 and year ended December 31, 2014, the net loss attributable to Affinion Group Holdings, Inc. was entirely allocated to Class A and B common stockholders.

Basic EPS attributable to Class A and B common stockholders is computed by dividing net income (loss) attributable to Class A and B common stockholders by the weighted average number of shares of Class A and B Common Stock outstanding. Diluted EPS attributable to Class A and B common stockholders reflects the potential dilution of warrants, stock options, restricted stock units and incentive awards that could be exercised or converted into shares of Class A and B Common Stock, and is computed by dividing net income (loss) attributable to Class A and B common stockholders by the weighted average number of shares of Class A and B

Common Stock outstanding plus the potentially dilutive securities. There was no potentially dilutive effect for the year ended December 31, 2014.

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

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$135.3	$(428.7)
Net income (loss) attributable to Class A and B common shareholders	—	9.8	(428.7)
Net income attributable to common shareholders	$15.7	$125.5	$-

Denominator for Common Stock:
Weighted average shares of Common Stock	9,093,330	1,320,401
Weighted average shares for vested RSUs	10,861	—
Basic weighted average shares of Common Stock	9,104,191	1,320,401
Weighted average dilutive effect of RSUs	792	—
Diluted weighted average shares of Common Stock	9,104,983	1,320,401

Denominator for Class A and B Common Stock:
Basic and diluted weighted average shares of Class A and B Common Stock		72,290,489	84,905,434
Basic weighted average shares of Class A and B Common Stock		72,290,489	84,905,434
Weighted average dilutive effect of Series A Warrants		38,131,042	—
Weighted average dilutive effect of restricted stock units		96,491	—
Weighted average dilutive effect of 2015 retention units		597,657	—
Diluted weighted average shares of Class A and B Common Stock		111,115,679	84,905,434

Earnings per share attributable to holders of Common Stock:
Basic	$1.74	$95.07
Diluted	$1.74	$95.07

Earnings (loss) per share attributable to holders of Class A and B Common Stock:
Basic		$0.14	$(5.05)
Diluted (a)		$0.09	$(5.05)

(a)

    The diluted loss per share attributable to holders of Class A and B Common Stock did not include the weighted average antidilutive effect of warrants, options, RSUs and incentive awards of 30,990,860 shares for the year ended December 31, 2014.

12. INCOME TAXES

The income tax benefit (expense) consisted of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$0.4	$(0.4)	$—
State	(0.4)	(1.0)	(0.4)
Foreign	(5.0)	(3.3)	(4.5)
	(5.0)	(4.7)	(4.9)
Deferred:
Federal	(3.1)	(3.1)	40.9
State	0.1	0.7	1.9
Foreign	0.6	1.2	0.6
	(2.4)	(1.2)	43.4
Total income tax benefit (expense)	$(7.4)	$(5.9)	$38.5

Pre-tax income (loss) for domestic and foreign operations before non-controlling interests consisted of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$37.7	$192.0	$(379.7)
Foreign	(14.0)	(50.2)	(87.0)
Pre-tax income (loss)	$23.7	$141.8	$(466.7)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2016 (a)	2015
	(in millions)
Current deferred income tax assets:
Accrued expenses and deferred revenue		$28.4
Provision for doubtful accounts		0.1
Other		20.9
Current deferred income tax assets		49.4
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers		(3.1)
Accrued expenses		(1.4)
Prepaid expenses		(5.2)
Current deferred income tax liabilities		(9.7)
Valuation allowance		(39.5)
Current net deferred income tax asset		$0.2
Non-current deferred income tax assets:
Net operating loss carryforwards	$297.0	$243.5
State net operating loss carryforwards	26.1	16.4
Depreciation and amortization	875.8	870.1
Accrued expenses and deferred revenue	30.3	—
Prepaid expenses	0.5	—
Provision for doubtful accounts	0.1	—
Other	20.5	27.5
Federal tax credits	—	0.4
Non-current deferred income tax assets	1,250.3	1,157.9
Non-current deferred income tax liabilities:
Other	(2.7)	(5.7)
Accrued expenses and deferred revenue	(0.6)	—
Profit-sharing receivables from insurance carriers	(0.9)	—
Depreciation and amortization	(719.5)	(659.6)
Non-current deferred income tax liabilities	(723.7)	(665.3)
Valuation allowance	(551.0)	(526.3)
Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the 2016 and 2015 consolidated balance sheet of $2.5 and $2.2, respectively)	$(24.4)	$(33.7)

(a)

The Company adopted as of the beginning of the second quarter of 2016 on a prospective basis the new FASB ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current assets and liabilities in a classified balance sheet. The December 31, 2015 financial statements were not retrospectively adjusted. The adoption of this standard did not have a material impact on our financial statements.

As of December 31, 2016, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $664.8 million (which will expire in 2032 through 2036).

As of December 31, 2016, Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $609.6 million (which expire, depending on the jurisdiction, between 2017 and 2036) and state tax credits of $1.9 million (which expire between 2017 and 2021). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $216.4 million (which expire, depending on the jurisdiction, between 2017 and 2036). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $216.3 million of these net operating losses is required due to the uncertainty of their realization.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2016 and 2015 totaled $551.0 million and $565.8 million, respectively. The decrease in valuation allowance of $14.8 million is attributable to a decrease in the Company’s book to tax temporary differences that require a valuation allowance offset by an increase in the valuation allowance attributable to tax attributes (i.e., net operating losses).

As of December 31, 2015, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $514.3 million (which will expire in 2020 through 2034). During 2015, Affinion Holdings and its subsidiaries amended its previously filed federal tax return to convert foreign tax credit carryovers of approximately $38.3 million into federal net operating loss deductions.

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

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African, Italian and Turkish subsidiaries because they are permanent in duration. As of December 31, 2016, there is a $14.6 million deficit in retained earnings of the South African, Italian and Turkish subsidiaries.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	(3.1)	12.3	2.9
Change in valuation allowance and other	(0.1)	(170.1)	(20.2)
Taxes on foreign operations at rates different than U.S. federal rates	18.1	1.6	(1.0)
Foreign tax credits	—	—	0.6
Impairment of goodwill and other long-lived assets	—	8.8	(8.7)
Impact of debt exchanges and subscription rights offering	(13.7)	(57.3)	—
Foreign taxes deduction	(6.4)	—	—
Foreign tax credit net operating loss reclassification	—	17.5	—
Federal net operating loss adjustments	—	145.9	—
Stock compensation	—	7.8	—
Prior year accrual and adjustments	0.6	2.1	—
Non-deductible expenses	0.6	0.6	(0.3)
	31.0%	4.2%	8.3%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations are primarily the results of the 2015 and 2014 goodwill impairment charges, a change in the valuation allowances due to changes in the corresponding deferred tax balances and, the impacts associated with the debt exchange and subscriptions right offering.  The 2016 tax benefit associated with the 2015 debt exchange and subscriptions right offering resulted from a change in the estimated tax relative to the same. These fluctuations are also the result of the change in income before income taxes and non-controlling interest of $23.7 million for the year ended December 31, 2016 compared to income before income taxes and non-controlling interest of $141.8 million and a loss before income taxes and non-controlling interest of $466.7 million for the years ended December 31, 2015 and 2014, respectively.

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The tax holiday can be renewed for an additional five year period provided certain conditions are met.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.1) million, $(0.4) million and $(0.6) million of interest in income tax expense related to uncertain tax positions arising in 2016, 2015 and 2014, respectively. The Company’s gross unrecognized tax benefits increased by $11.0 million and decreased by $0.7 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Unrecognized tax benefits – January 1	$(4.4)	$(3.7)	$5.2
Gross increase – prior period tax positions	11.3	—	—
Gross decrease – lapse in statute of limitations	—	—	—
Gross increase – current period tax positions	0.2	0.4	0.9
Gross decrease – current period tax positions	(0.5)	(1.1)	(9.8)
Unrecognized tax benefits – December 31	$6.6	$(4.4)	$(3.7)

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2016, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint. On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014. Briefing on the motion was completed on June 5, 2014. On March 26, 2015, the court denied

Plaintiff’s motion for interlocutory appeal. On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015. On May 29, 2015, the court also set deadlines for dispositive motions, which were due February 29, 2016. If no dispositive motions were filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016. If dispositive motions were filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016. On June 16, 2015, the court set a schedule for class certification, with Plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015. On February 29, 2016, the Company filed a Motion for Summary Judgment on the individual claims of the remaining named Plaintiffs. Plaintiffs filed a response on March 21, 2016, and the Company filed its response on April 4, 2016. On August 23, 2016 the court granted Defendant’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs filed a notice of appeal on September 21, 2016.  The Plaintiffs filed their opening brief on appeal on January 4, 2017. Defendants’ answer is due on April 5, 2017.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court held oral argument on September 14, 2016. On December 20, 2016, the Court affirmed the District Court’s dismissal decisions, with the exception of Plaintiff’s claim under CUTPA and under the EFT with regard to delivery of a “copy” of the Plaintiff’s authorization to him. The Court vacated the District Court’s decision on both claims and remanded them to the District Court for further proceedings on the merits.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the Plaintiff, Webloyalty charged Plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from Plaintiff his full account number, name, address, and contact information, as purportedly required under ROSCA. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed Plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on Plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the Plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court allowed the Plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint was not futile. On October 27, 2014, the Plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the

Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016. Plaintiff filed a reply brief on February 2, 2016. A hearing on the appeal was held on February 17, 2017. On March 28, 2017, the Court of Appeals found that the Plaintiff’s current complaint had stated claims, which remain as of yet unproven, sufficiently to permit him to proceed with the litigation.  Specifically, the Court of Appeals reversed the District Court’s procedural dismissal of the Plaintiff’s various federal and state causes of action, with the exception of dismissal of his ECPA claim and privacy-based state law claims, which the Court of Appeals affirmed. The Court of Appeals also vacated the District Court’s order denying the Plaintiff leave to amend, thereby allowing the Plaintiff to reassert his claims under the EFT, which had previously been dismissed.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania, alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleges that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint seeks damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On July 5, 2016, Trilegiant filed a motion to dismiss or, in the alternative, to stay Kohl’s third-party complaint. On September 2, 2016, Kohl’s filed an opposition to Trilegiant’s motion to dismiss.  On February 3, 2017, Trilegiant filed a reply to Kohl’s opposition. As of March 1, 2017, the parties entered into a settlement and release wherein Trilegiant agreed to make a payment to Kohl’s of approximately $0.3 million and to pay Kohl’s on-going legal fees in the putative class action, capped at $0.4 million (excluding Trilegiant’s initial payment of approximately $0.3 million), to resolve Kohl’s indemnification, contribution and breach of contract claims against Trilegiant with respect to fees and expenses that Kohl’s has incurred or will incur in connection with its defense of the putative class action. However, Kohl’s reserved its right to seek indemnity from Trilegiant for any liability Kohl’s may incur to the plaintiffs in the putative class action relating to Trilegiant’s membership program. The third-party complaint was dismissed with prejudice by stipulation of the parties on March 10, 2017.

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, the Court denied LTPC’s motion to dismiss. In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. Pursuant to our purchase agreement with Cendant, the Cendant Entities (as defined in Note 16 to our consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $12.5 million, inclusive of the Bank of America arbitration discussed below, for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). As of December 31, 2016, substantially all of the compensation to consumers had been paid and, based on the information currently available, the Company has recorded an estimated liability that represents any additional potential consumers’ refunds to be paid by the Company as part of such arrangement.

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

On July 29, 2016, the arbitrator overseeing the foregoing arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $ 4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding.  Both parties filed motions for reconsideration by the arbitrator of portions of the award.  On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0 million due to a calculation error in the original award. On January 25, 2017, the parties agreed to a Settlement Agreement and Release (“Settlement”) that, among other things, resolved the parties’ disputes without further litigation and released the parties from claims related to the arbitration. As part of the Settlement, Affinion agreed to pay Bank of America $4.0 million, which payment was made on January 31, 2017.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract and unjust enrichment. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (“OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center.

On August 5, 2016, Citizens Bank, N.A. (“Citizens”) filed a complaint against Affinion Holdings, Affinion, Trilegiant, and Affinion Group, LLC (collectively, the “Defendants”)  in the United States District Court for the District of Rhode Island.  In the complaint, Citizens asserts various causes of action and requests for monetary relief, including a demand for contractual indemnification for customer refunds and attorneys’ fees that Citizens incurred related to a consent order entered into by Citizens with the Office of the Comptroller of the Currency on November 10, 2015 with respect to certain identity theft protection products offered to Citizens’ customers.  On November 18, 2016, Defendants’ filed a motion to dismiss in response to the complaint. On February 6, 2017, the Court denied Defendants’ motion to dismiss. Dispositive motions are due by December 6, 2017.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2016, the Company provided guarantees for surety bonds totaling approximately $10.6 million and issued letters of credit totaling $12.0 million.

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $17.1 million, $17.6 million and $18.5 million for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, the Company has accrued $0.9 million, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2016 are as follows:

Amount
(in millions)
2017	$17.8
2018	15.7
2019	13.5
2020	12.1
2021	10.9
Thereafter	18.8
Future minimum lease payments	$88.8

14. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below. As discussed below, on November 9, 2015, the effective date of the Reclassification (as defined below), existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, $0.01 par value per share (the “Class C Common Stock”), and Affinion Holdings’ Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2007 Plan on or after November 9, 2015, the effective date of the Reclassification, as defined below, and all outstanding options granted under the 2007 Plan were cancelled for no consideration, effective November 9, 2015.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). In connection with the Reclassification, as defined below, all outstanding options granted under the Webloyalty 2005 Plan were cancelled for no consideration, effective November 9, 2015.

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options was adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of December 31, 2016, there were outstanding options to acquire approximately 2,400 shares of Affinion Holdings’ Class C Common Stock and approximately 2,500 shares of Affinion Holdings’ Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at December 31, 2016, is $147.12 and the issued and outstanding options granted to employees and to directors each have a weighted average contractual life of 7.3 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan. As of December 31, 2016, there were 873,725 options outstanding.

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

Stock Options

During the years ended December 31, 2016, 2015 and 2014, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the years ended December 31, 2016 and 2015, there were no stock options granted to employees from the 2007 Plan. During the year ended December 31, 2014, 1.4 million stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the years ended December 31, 2016 and 2015, there were no stock options granted to members of the Board of Directors from the 2007 Plan. During the year ended December 31, 2014, 0.1 million stock options were granted to members of the Board of Directors from the 2007 Plan. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the year ended December 31, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 0.9 million shares of Affinion Holdings’ Common Stock. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

2016 Grants

Expected volatility	75%
Expected life (in years)	6.5
Risk-free interest rate	1.64%
Expected dividends	—

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the year ended December 31, 2016 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees

Outstanding options at January 1, 2014	1,346	662	662	352	3,294
Granted	—	—	—	75	1,440
Exercised	—	—	—	—	—
Forfeited or expired	(237)	(108)	(108)	(44)	(731)
Outstanding options at December 31, 2014	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(209)	(106)	(106)	—	(435)
Cancelled	—	—	—	(107)	(3,568)
Reclassification adjustment	(893)	(445)	(445)	(274)	—
Outstanding options at December 31, 2015	7	3	3	2	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	(1)	—
Outstanding options at December 31, 2016	2	1	1	1	—
Vested or expected to vest at December 31, 2016	2	1	1	1	—
Exercisable options at December 31, 2016	2	1	1	1	—
Weighted average remaining contractual term (in years)	7.3	7.3	7.3	7.3	—
Weighted average grant date fair value per option
granted in 2016	$—	$—	$—	$—	$—
Weighted average exercise price of exercisable options
at December 31, 2016	$147.12	$147.12	$147.12	$147.12	$—
Weighted average exercise price of outstanding options
at December 31, 2016	$147.12	$147.12	$147.12	$147.12	$—

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the year ended December 31, 2016 is presented below (number of options in thousands):

Outstanding options at January 1, 2016	—
Granted	888
Exercised	—
Forfeited or expired	(14)
Outstanding options at December 31, 2016	874
Vested or expected to vest at December 31, 2016	874
Exercisable options at December 31, 2016	—
Weighted average remaining contractual term (in years)	9.2
Weighted average grant date fair value per option
granted in 2016	$9.35
Weighted average exercise price of exercisable options
at December 31, 2016	$—
Weighted average exercise price of outstanding options
at December 31, 2016	$13.97

The weighted average exercise prices of outstanding options under the 2005 Plan and 2007 Plan at December 31, 2016, 2015 and 2014 were $147.12, $149.83 and $1.72, respectively. The weighted average exercise price of options forfeited or expired during the period from January 1, 2015 through November 9, 2015 was $1.25. The weighted average exercise price of options granted under the 2007 plan during the year ended December 31, 2014 was $1.14. There were no options granted under the 2007 Plan during the years ended December 31, 2016 and 2015. The weighted average exercise price of options forfeited under the 2005 Plan and 2007 Plan during the years ended December 31, 2016, 2015 and 2014 was $1.14, $1.25 and $4.97, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the year ended December 31, 2016, 2015 and 2014 totaled $1.6 million, $2.2 million and $6.4 million, respectively. As of December 31, 2016, there was $6.5 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.7 years.

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

A summary of RSU activity under the 2007 Plan for the year ended December 31, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2014	424	$8.16
Granted	522	1.14
Vested	(332)	8.16
Forfeited	(92)	8.16
Outstanding restricted unvested awards at December 31, 2014	522	1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at December 31, 2015	261	1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at December 31, 2016	—
Weighted average remaining contractual term (in years)	—

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

A summary of RSU activity under the 2015 Plan for the year ended December 31, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2016	—
Granted	20	$13.97
Vested	(20)
Forfeited	—
Outstanding restricted unvested awards at December 31, 2016	—	$13.97

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the year ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.3 million and $1.1 million, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to the RSU awards.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the year ended December 31, 2014, the Company recognized expense related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards. During the year ended December 31, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of December 31, 2016, net of forfeitures of $1.3 million, was approximately $7.1 million. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the years ended December 31, 2016 and 2015, the Company recognized expense related to the 2015 Retention Program of $3.6 million and $3.1 million, respectively, of which $1.8 million and $1.6 million, respectively, related to the common stock portion of the Retention Awards.

15. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $6.2 million, $6.6 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group, LLC or Affinion International. Of the legal proceedings disclosed in Note 13 to our consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the years ended December 31, 2016, 2015 and 2014, none of the Cendant Entities is a related party.

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

In connection with the 2015 Exchange Offers and 2015 Rights Offering, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligation to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement. The amount expensed related to this consulting agreement was $2.6 million for the year ended December 31, 2014, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2014. During the year ended December 31, 2015, the Company recognized an expense reduction of $2.6 million, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2015. There was no expense recognized related to this consulting agreement for the year ended December 31, 2016.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the years ended December 31, 2015 and 2014, the Company recognized expenses of $3.1 million and $0.4million, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2015 and 2014. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $1.0 million for the year ended December 31, 2015 for usage of certain equipment by Novitex and during the year ended December 31, 2015 also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Novitex was not a related party during the year ended December 31, 2016.

SkyMall Ventures LLC (now known as Connexions SM Ventures, LLC), which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation (“Caesar’s”), which is owned by an affiliate of Apollo. During the year ended December 31, 2015 and the period from September 9, 2014 through December 31, 2014, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.9 million and $2.7 million, respectively, which are included in net revenues in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2015 and 2014. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Caesar’s was not a related party during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company sold its investment in Prospectiv Direct, LLC for cash proceeds of $0.1 million, shares of common stock of the buyer valued at $0.2 million and receivables of $0.7 million, which was recorded at its estimated net realizable value of $0.4 million. In connection with the sale, the Company recognized a gain of $0.7 million during the year ended December 31, 2015 and also recognized revenue of $0.2 million related to the settlement of future royalty income due to the Company.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors, at that time, controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2015. The Company continued to provide support services to Alclear and recognized revenue of $0.4 million and $0.5 million, respectively, for the years ended December 31, 2015 and 2014. The master services agreement was terminated on April 1, 2016. The Company provided transition services to Alclear until August 1, 2016. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Alclear was not a related party during the year ended December 31, 2016.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2016.

								Fair Value At
						2022 and		December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$641.8	$—	$—	$—	$—	$641.8	$549.3
Average interest rate	8.18%	8.14%
Variable rate debt	$7.8	$1,170.9	$—	$—	$—	$—	$1,178.7	$1,163.3
Average interest rate (a)	7.38%	7.68%
(a)	Average interest rate is based on rates in effect at December 31, 2016.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $10.4 million and to sell GBP 13.9 million and receive $17.0 million.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized realized gains of $4.1 million, $4.2 million and $5.0 million, respectively, on the forward contracts. The Company had a de minimis unrealized loss as of December 31, 2016 on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2016 and 2015 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2016 and 2015 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At December 31, 2016 and 2015, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

Fair Value Measurements at December 31, 2015
Impairment
Losses
	Fair Value at	Quoted Prices in Active	Significant Other	Significant	Year
	December 31,	Markets for Identical	Observable	Unobservable	Ended
	2015	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2015
(in millions)
Goodwill - Legacy Membership and Package	$—	$—	$—	$—	$(89.6)

18. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2016.

Net Revenues
	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Global Loyalty	$167.0	$171.0	$178.8
Global Customer Engagement	386.3	418.2	416.1
Insurance Solutions	227.8	231.8	226.4
Subtotal	781.1	821.0	821.3
Legacy Membership and Package	189.4	350.0	423.4
Eliminations	(1.1)	(1.2)	(1.9)
	$969.4	$1,169.8	$1,242.8

Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA
	For the Year Ended December 31,
	2016	2015	2014
	(in millions)

Global Loyalty	$56.4	$60.9	$69.3
Global Customer Engagement	71.1	58.5	23.9
Insurance Solutions	77.9	70.1	56.4
Subtotal	205.4	189.5	149.6
Legacy Membership and Package	40.9	86.3	95.4
Corporate	(56.6)	(57.3)	(71.6)
Impairment of goodwill and other long-lived assets	—	(93.2)	(292.4)
	$189.7	$125.3	$(119.0)

Provided below is a reconciliation of Segment EBITDA to income from operations.

	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Segment EBITDA	$189.7	$125.3	$(119.0)
Depreciation and amortization	(56.7)	(89.8)	(109.7)
Income from operations	$133.0	$35.5	$(228.7)

Depreciation and Amortization
	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Global Loyalty	$17.0	$20.5	$18.2
Global Customer Engagement	36.5	46.8	56.1
Insurance Solutions	1.9	4.7	6.0
Subtotal	55.4	72.0	80.3
Legacy Membership and Package	1.3	17.8	29.4
Total Depreciation and Amortization	$56.7	$89.8	$109.7

Segment Assets
	December 31,
	2016	2015
	(in millions)
Global Loyalty	$305.6	$275.4
Global Customer Engagement	259.6	290.5
Insurance Solutions	124.7	128.3
Subtotal	689.9	694.2
Legacy Membership and Package	26.2	52.6
Corporate	22.8	57.5
Total Assets	$738.9	$804.3

Capital Expenditures
	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
Global Loyalty	$8.3	$11.1	$18.3
Global Customer Engagement	23.1	21.0	33.6
Insurance Solutions	1.4	0.5	1.6
Subtotal	32.8	32.6	53.5
Legacy Membership and Package	—	—	—
Corporate	1.5	(1.2)	(2.5)
Total Capital Expenditures	$34.3	$31.4	$51.0

Total Revenues
	For the Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S.	$674.2	$830.3	$880.0
U.K.	121.5	150.8	152.1
Other	173.7	188.7	210.7
Total Revenues	$969.4	$1,169.8	$1,242.8

Total Assets
	December 31,
	2016	2015
	(in millions)
U.S.	$537.6	$575.1
U.K.	100.7	124.0
Other	100.6	105.2
Total Assets	$738.9	$804.3

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2016 and 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
2016
Net revenues	$254.9	$244.0	$238.1	$232.4
Marketing and commissions	$88.1	$84.7	$81.6	$81.3
Operating costs	$86.8	$82.7	$78.5	$79.2
General and administrative	$32.1	$27.9	$27.2	$28.8
Facility exit costs	$—	$—	$0.1	$0.7
Depreciation and amortization	$14.3	$13.9	$13.7	$14.8
Net income	$2.9	$7.3	$7.5	$(1.4)

Earnings per share attributable to common stockholders
Basic	$0.30	$0.79	$0.80	$(0.15)
Diluted	$0.30	$0.79	$0.80	$(0.15)

2015
Net revenues	$302.3	$295.0	$291.3	$281.2
Marketing and commissions	$115.7	$111.0	$104.7	$117.3
Operating costs	$103.6	$99.4	$95.1	$87.1
General and administrative	$35.0	$28.9	$29.3	$22.4
Impairment of goodwill and other long-lived assets	$—	$—	$—	$93.2
Facility exit costs	$0.5	$0.6	$0.1	$0.6
Depreciation and amortization	$24.2	$23.8	$23.7	$18.1
Net income (loss)	$(35.4)	$(27.6)	$(19.1)	$218.0

Earnings (loss) per share attributable to Class A and Class B common stockholders
Basic	$(0.42)	$(0.33)	$(0.23)	$2.64
Diluted (a)	$(0.42)	$(0.33)	$(0.23)	$1.69
Earnings per share attributable to common stockholders
Basic				$23.96
Diluted				$23.96