Form 10-Q
period 2017-03-31
Affinion Group Holdings, Inc.
filed 2017-05-12
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period

for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 11, 2017, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,093,330, (2) Class C Common Stock, $0.01 par value, was 427,955, and (3) Class D Common Stock, $0.01 par value, was 450,482 .

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In millions, except share amounts)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$35.1	$37.7
Restricted cash	24.8	26.1
Receivables (net of allowances for doubtful accounts of $3.5 and $3.0, respectively)	151.6	135.9
Profit-sharing receivables from insurance carriers	21.8	18.8
Prepaid commissions	33.6	33.9
Other current assets	86.3	70.6
Total current assets	353.2	323.0
Property and equipment, net	105.8	105.5
Contract rights and list fees, net	16.6	16.4
Goodwill	218.9	218.2
Other intangibles, net	39.4	41.5
Other non-current assets	33.8	34.3
Total assets	$767.7	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$7.8
Accounts payable and accrued expenses	356.9	327.6
Deferred revenue	54.2	54.8
Income taxes payable	2.8	2.7
Total current liabilities	421.7	392.9
Long-term debt	1,847.0	1,855.8
Deferred income taxes	27.7	26.9
Deferred revenue	4.3	4.8
Other long-term liabilities	30.0	31.4
Total liabilities	2,330.7	2,311.8
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,093,330 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 429,039 and 429,039 shares issued and 427,955 and 427,955 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 451,623 and 451,623 shares issued and 450,482 and 450,482 shares outstanding	—	—
Additional paid in capital	410.4	409.5
Accumulated deficit	(1,958.7)	(1,966.5)
Accumulated other comprehensive income	(14.9)	(15.7)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,564.2)	(1,573.7)
Non-controlling interest in subsidiary	1.2	0.8
Total deficit	(1,563.0)	(1,572.9)
Total liabilities and deficit	$767.7	$738.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In millions, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Net revenues	$241.1	$254.9
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	77.9	88.1
Operating costs	89.4	86.8
General and administrative	24.3	32.1
Facility exit costs	0.1	—
Depreciation and amortization	11.3	14.3
Total expenses	203.0	221.3
Income from operations	38.1	33.6
Interest income	—	0.1
Interest expense	(27.5)	(27.7)
Other expense, net	(0.1)	—
Income before income taxes and non-controlling interest	10.5	6.0
Income tax expense	(2.4)	(3.1)
Net income	8.1	2.9
Less: net income attributable to non-controlling interest	(0.3)	(0.1)
Net income attributable to Affinion Group Holdings, Inc.	$7.8	$2.8

Earnings per share attributable to holders of Common Stock
Basic	$0.85	$0.30
Diluted	$0.85	$0.30

Weighted average common shares outstanding
Basic	9,113,370	9,093,330
Diluted	9,113,370	9,093,440

Net income	$8.1	$2.9
Currency translation adjustment, net of tax for all periods	0.9	—
Comprehensive income	9.0	2.9
Less: comprehensive income attributable to non-controlling interest	(0.4)	(0.1)
Comprehensive income attributable to Affinion Group Holdings, Inc.	$8.6	$2.8

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In millions)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2017	9,093,330	$409.6	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)
Net income		—	7.8	—	—	0.3	8.1
Currency translation adjustment, net of tax		—	—	0.8	—	0.1	0.9
Share-based compensation		0.9	—	—	—	—	0.9
Balance, March 31, 2017	9,093,330	$410.5	$(1,958.7)	$(14.9)	$(1.1)	$1.2	$(1,563.0)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2016	9,093,330	$405.8	$(1,982.2)	$(6.2)	$(1.1)	$0.7	$(1,583.0)
Net income		—	2.8	—	—	0.1	2.9
Share-based compensation		0.7	—	—	—	—	0.7
Balance, March 31, 2016	9,093,330	$406.5	$(1,979.4)	$(6.2)	$(1.1)	$0.8	$(1,579.4)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Operating Activities
Net income	$8.1	$2.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11.3	14.3
Amortization of debt discount and financing costs	1.5	1.5
Provision for accounts receivable loss	0.6	0.2
Amortization of carrying value adjustment	(9.5)	(9.3)
Facility exit costs	0.1	—
Share-based compensation	0.9	0.7
Deferred income taxes	1.0	1.1
Net change in assets and liabilities:
Restricted cash	1.5	(0.2)
Receivables	(16.0)	(13.2)
Profit-sharing receivables from insurance carriers	(3.0)	(2.9)
Prepaid commissions	0.5	4.3
Other current assets	(15.8)	15.7
Contract rights and list fees	(0.3)	0.9
Other non-current assets	0.4	(1.2)
Accounts payable and accrued expenses	30.7	(9.5)
Deferred revenue	(1.2)	(7.7)
Income taxes receivable and payable	0.4	0.7
Other long-term liabilities	(1.5)	(1.7)
Other, net	(0.2)	—
Net cash provided by (used in) operating activities	9.5	(3.4)
Investing Activities
Capital expenditures	(10.5)	(6.0)
Restricted cash	—	0.1
Net cash used in investing activities	(10.5)	(5.9)
Financing Activities
Principal payments on borrowings	(1.9)	(2.0)
Net cash used in financing activities	(1.9)	(2.0)
Effect of changes in exchange rates on cash and cash equivalents	0.3	0.3
Net decrease in cash and cash equivalents	(2.6)	(11.0)
Cash and cash equivalents, beginning of period	37.7	55.4
Cash and cash equivalents, end of period	$35.1	$44.4
Supplemental Disclosure of Cash Flow Information:
Interest payments	$25.3	$24.5
Income tax payments, net of refunds	$1.0	$1.2
Non-cash investing and financing activities:
Accrued capital expenditures	$0.3	$—
Payment of in-kind interest	$1.1	$0.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation—

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Affinion Group Holdings, Inc. (the “Company” or “Affinion Holdings”), the parent of Affinion Group, Inc. (“Affinion”). In presenting these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time such estimate is made. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “Form 10-K”).

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

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 10 to our unaudited condensed consolidated financial statements for more information concerning our segment results.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   Entities have the option of using either a full retrospective or modified retrospective approach; however entities are not permitted to adopt the standard earlier than annual reporting periods beginning after December 15, 2016, with the new standard required to be adopted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We are evaluating the adoption method as well as the impact of this new accounting guidance on our consolidated financial statements.  We have formed a project implementation team with representatives from each of our operating segments and have engaged a third-party consultant to assist in our evaluation of the impact of the new guidance. As part of our assessment work to date, we have analyzed a representative sampling of customer contracts across all segments and continue to progress with a comprehensive review and assessment of the total contract population. We have not yet completed our final review of the impact of this guidance; however, we continue to review variable consideration, incremental and direct costs, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements.  In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions. The Company expects to adopt the new standard on its effective date.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. Entities are required to adopt the guidance using a modified retrospective method. The Company has formed a project implementation team and is working with representatives from each of its operating segments to compile a lease database containing all of the relevant information required to assess the impact of the new guidance. The Company expects to adopt the new standard on its effective date.

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

In January 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but is limited to the carrying value of the goodwill. Current guidance, however, requires an impairment charge to be calculated as the excess of the carrying value of goodwill over its implied fair value. The new guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	March 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$932.7	$(931.3)	$1.4
Affinity relationships	634.1	(603.6)	30.5
Proprietary databases and systems	59.6	(58.1)	1.5
Trademarks and tradenames	27.7	(22.0)	5.7
Patents and technology	47.7	(47.5)	0.2
Covenants not to compete	2.5	(2.4)	0.1
	$1,704.3	$(1,664.9)	$39.4

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$932.4	$(930.8)	$1.6
Affinity relationships	632.9	(600.9)	32.0
Proprietary databases and systems	59.6	(58.0)	1.6
Trademarks and tradenames	27.7	(21.7)	6.0
Patents and technology	47.7	(47.5)	0.2
Covenants not to compete	2.4	(2.3)	0.1
	$1,702.7	$(1,661.2)	$41.5

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $1.6 million and $1.6 million, respectively, from December 31, 2016 to March 31, 2017.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	(in millions)
Amortizable intangible assets:
Member relationships	$0.1	$0.2
Affinity relationships	1.5	2.2
Proprietary databases and systems	0.1	0.1
Trademarks and tradenames	0.4	0.4
Patents and technology	—	0.3
Covenants not to compete	—	—
	$2.1	$3.2

Based on the Company’s amortizable intangible assets as of March 31, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $13.4 million in 2017, $7.3 million in 2018, $5.9 million in 2019, $5.5 million in 2020 and $3.7 million in 2021.

At March 31, 2017 and December 31, 2016, the Company had gross goodwill of $647.9 million and $647.2 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 9 to our unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2016 and the three months ended March 31, 2017 are as follows:

	Balance at		Balance at		Balance at
	January 1,	Currency	December 31,	Currency	March 31,
	2016	Translation	2016	Translation	2017
	(in millions)

Global Loyalty	$105.1	$(0.3)	$104.8	$0.1	$104.9
Global Customer Engagement	62.4	(7.3)	55.1	0.6	55.7
Insurance Solutions	58.3	—	58.3	—	58.3
Legacy Membership and Package	—	—	—	—	—
Total	$225.8	$(7.6)	$218.2	$0.7	$218.9

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	63.0	(46.4)	16.6	61.6	(45.2)	16.4
	$68.0	$(51.4)	$16.6	$66.6	$(50.2)	$16.4

Amortization expense for the three months ended March 31, 2017 and 2016 was $1.1 million and $1.3 million, respectively, of which $1.1 million and $1.2 million, respectively, is included in marketing expense and none and $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $4.3 million in 2017, $3.7 million in 2018, $3.0 million in 2019, $2.3 million in 2020 and $1.5 million in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of:

	March 31,	December 31,
	2017	2016
	(in millions)
First-lien term loan due 2018	$751.8	$753.7
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	—	—
7.875% senior notes due 2018, net of unamortized discount of $0.3 million and $0.4 million, respectively, with an effective interest rate
of 8.31%	474.7	474.6
7.5% cash/PIK senior notes due 2018, with an
effective interest rate of 7.39%	116.2	116.2
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	22.6	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018,
with an effective interest rate of 17.69%	16.1	15.0
Adjustment to carrying value of debt	56.2	65.7
Total debt	1,862.6	1,872.8
Less: current portion of long-term debt	(7.8)	(7.8)
Less: unamortized deferred financing costs	(7.8)	(9.2)
Long-term debt	$1,847.0	$1,855.8

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%.  The weighted average interest rate on the First Lien Term Loan for the three months ended March 31, 2017 and 2016 was 6.75% for each period and the weighted average interest rate on the Second Lien Term Loan for the three months ended March 31, 2017 and 2016 was 8.50% for each period. The weighted average interest rate on revolving credit facility borrowings for the three months ended March 31, 2017 and 2016 was 8.0%, and 7.8%, respectively. Affinion’s obligations under the credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility. During the three months ended March 31, 2017 and 2016, Affinion had borrowings of $53.0 million and $17.0 million, respectively, under the revolving credit facility. During the three months ended March 31, 2017 and 2016, Affinion had repayments of $53.0 million and $17.0 million, respectively, under the revolving credit facility. As of March 31, 2017, Affinion had $69.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $10.8 million of letters of credit.

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

The adjustment to the carrying value of the debt is the net impact of the aforementioned transaction and represents an adjustment of the carrying value of the First Lien Term Loans, the Second Lien Term Loans, Affinion’s 2010 senior notes (defined below) and the International Notes of $108.4 million. This amount represents the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increases the carrying value of the Company’s recorded long term debt at March 31, 2017 and December 31, 2016 by $56.2 million and $65.7 million, respectively. Such amounts have been and will continue to be reduced in future years as scheduled interest is paid on those remaining instruments.

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

The amended Affinion Credit Facility and the indenture governing the 2010 senior notes both contain restrictive covenants related primarily to Affinion’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the three months ended March 31, 2017 and year ended December 31, 2016, Affinion did not pay any cash dividends to Affinion Holdings. Affinion was in compliance with the covenants referred to above as of March 31, 2017. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

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

On December 12, 2013, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2010 senior notes for Affinion Holdings’ 2013 senior notes. In connection with the exchange offer, $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes were exchanged for $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes. Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of Affinion Holdings’ 2013 senior notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. In June 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for up to approximately 30.3 million Series A warrants to purchase shares of Affinion Holdings Class B common stock. As a result of the 2015 Consent Solicitations, substantially all of the restrictive covenants and certain of the default provisions were removed from the indenture governing Affinion Holdings’ 2013 senior notes and the collateral securing Affinion Holdings’ 2013 senior notes was released.

Upon consummation of the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering and the related transactions, the “2015 Transactions”)  as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

On March 31, 2017, Affinion entered into a commitment letter with a lender, pursuant to which the lender committed to provide term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on the first anniversary of the closing date (the “New Credit Facility”). Execution and closing of the New Credit Facility was conditioned on the consummation of the private offers to exchange for new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and New Warrants (as defined below) or repurchase for cash Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and Investments’ senior subordinated notes (the “Exchange Offers”).

Also on March 31, 2017, certain holders of Existing Notes (the “Significant Holders”), which collectively held, as of such date, approximately  50% aggregate principal amount of Affinion’s 2010 senior notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments. Pursuant to the Support Agreement, the Significant Holders agreed to tender in the Exchange Offers their Existing Notes.

Subsequent Event—

On May 10, 2017, Affinion entered into a new credit facility (the “New Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on the first anniversary of the closing date. The proceeds of the term loans were used by Affinion to refinance its existing senior secured credit facility (the “Credit Agreement Refinancing”) to redeem in full the International Notes (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans provide for quarterly amortization payments totaling (i) for the first two years after the closing date, 1% per annum, (ii) for the third year after the closing date, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The New

Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the New Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ending June 30, 2017, the maximum ratio of senior secured debt to EBITDA will be 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges will be 1.0:1.0.

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 2010 senior notes for (i) New Notes and warrants to acquire the Common Stock of Affinion Holdings (the “New Warrants”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 2013 senior notes for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer”) Investments’ senior subordinated notes for (i) New Notes and New Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of Investments’ senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes were exchanged for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments’ senior subordinated notes were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Concurrently with the Exchange Offers, Affinion and Affinion Investments successfully solicited consents from holders to certain amendments to (a) the indenture governing Affinion’s 2010 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to reduce from 30 days to three business days the minimum notice period for optional redemptions, and (b) the indenture governing the Investments senior subordinated notes to reduce from 30 days to three business days the minimum notice period for optional redemptions.

The New Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the New Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding New Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest.

For any interest payment period ending after the date that is the 18 month anniversary of the Settlement Date, (i) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio (as defined in the indenture governing the New Notes (the “New Notes Indenture”)) would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio (as defined in the New Notes Indenture) would be greater than or equal to 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity (as defined in the New Notes Indenture) less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the New Notes for such interest period entirely in Cash Interest at a rate per annum of 12.50%, (ii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be greater than or equal to 1.250 to 1.000 but less than 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the New Notes for such interest period as a combination (“Combined Interest”) of Cash Interest at a rate per annum of 6.50% and PIK Interest at a rate per annum of 7.50% and (iii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be greater than 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be less than 1.250 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, or Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is less than $80.0 million as of the record date for such interest payment, then Affinion may elect to pay interest on the New Notes for such interest period as PIK Interest at a rate per annum of: (x) 14.75% for any interest payment period ending on or prior to the date that is the 30 month anniversary of the Settlement Date and (y) 15.50% for any interest payment period ending after the date that is the 30 month anniversary of the Settlement Date; provided that, for the avoidance of doubt, if the aforementioned ratios are satisfied and require Affinion to either pay Cash Interest or Combined Interest for any interest period, as applicable, any restriction in the New Credit Facility on the payment of such interest shall not relieve Affinion of such obligation to pay Cash Interest or Combined Interest, as applicable, for such interest period and Affinion shall take all such actions as may be required in order to permit such payment of Cash Interest or Combined Interest, as applicable, for such interest period under the New Credit Facility (including, without limitation, any required repayment of outstanding borrowings under the revolving facility under the New Credit Facility).

Interest on the New Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The New Notes will mature on November 10, 2022. Under certain circumstances, the New Notes are redeemable at Affinion’s option prior to maturity. If the New Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase New Notes. The New Notes Indenture contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants will restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC. Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility.  The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness, including obligations under the New Credit Facility, and senior to Affinion’s and the guarantors’ existing and future senior indebtedness.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”), and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”) entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. On May 10, 2017, Affinion exercised its option to redeem the Existing AGI Notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing the Existing AGI Notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued with as part of the Exchange Offers.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million principal amount  of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers and (ii) approximately $237.3 million principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued to the Investors pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of the Existing AGI Notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings expects to offer (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement)  of  New Warrants at an exercise price of $0.01 per New Warrant.

The Company is evaluating the accounting for these transactions, including treatment of the debt issuance costs, for which there will be significant charges that impact future periods, as with previous debt transactions.

5. EARNINGS PER SHARE

A summary of changes in outstanding shares during the three months ended March 31, 2017 and 2016 is as follows:

		Class C	Class D
	Common Stock (a)	Common Stock	Common Stock
Outstanding shares at January 1 and March 31, 2017	9,093,330	427,955	450,482

(a)	Excludes Limited Warrant to purchase up to 462,266 shares of Common Stock.

Basic EPS attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three months ended March 31, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options, RSUs and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three months ended March 31, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding plus the potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income attributable to Affinion Group Holdings, Inc.	$7.8	$2.8

Denominator for Common Stock:
Weighted average shares of Common Stock	9,093,330	9,093,330
Weighted average shares for vested RSUs	20,040	—
Basic weighted average shares of Common Stock	9,113,370	9,093,330
Basic weighted average shares of Common Stock	9,113,370	9,093,330
Weighted average dilutive effect of RSUs	—	110
Diluted weighted average shares of Common Stock	9,113,370	9,093,440

Earnings per share attributable to holders of Common Stock:
Basic	$0.85	$0.30
Diluted	$0.85	$0.30

6. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2017 and December 31, 2016, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2017 and December 31, 2016, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2017 and 2016 were 23.1% and 52.2%, respectively. The difference in the effective tax rates for the three months ended March 31, 2017 and 2016 is primarily a result of the increase in income before income taxes and non-controlling interest of $6.0 million for the three months ended March 31, 2016 to $10.5 million for the three months ended March 31, 2017 and a decrease in the income tax provision from $3.1 million for the three months ended March 31, 2016 to $2.4 million for the three months ended March 31, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax deductions impacting the effective tax rate, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions in each of the three month periods ended March 31, 2017 and 2016. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2017 increased by less than $0.1 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint. On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014. Briefing on the motion was completed on June 5, 2014. On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal. On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015. On May 29, 2015, the court also set deadlines for dispositive motions, which were due February 29, 2016. If no dispositive motions were filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016. If dispositive motions were filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016. On June 16, 2015, the court set a schedule for class certification, with Plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by

November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015. On February 29, 2016, the Company filed a Motion for Summary Judgment on the individual claims of the remaining named Plaintiffs. Plaintiffs filed a response on March 21, 2016, and the Company filed its response on April 4, 2016. On August 23, 2016 the court granted Defendant’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs filed a notice of appeal on September 21, 2016.  The Plaintiffs filed their opening brief on appeal on January 4, 2017. The Company filed its response brief on April 5, 2017.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court held oral argument on September 14, 2016. On December 20, 2016, the Court affirmed the District Court’s dismissal decisions, with the exception of Plaintiff’s claim under CUTPA and under the EFT with regard to delivery of a “copy” of the Plaintiff’s authorization to him. The Court vacated the District Court’s decision on both claims and remanded them to the District Court for further proceedings on the merits. On March 23, 2017, the District Court held a scheduling conference and took the parties’ respective recommendations for the remaining case schedule under advisement.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the Plaintiff, Webloyalty charged Plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from Plaintiff his full account number, name, address, and contact information, as purportedly required under the Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed Plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on Plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the Plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court allowed the Plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint was not futile. On October 27, 2014, the Plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016. Plaintiff filed a reply brief on February 2, 2016. A hearing on the appeal was held on February 17, 2017. On March 28, 2017, the Court of Appeals found that the Plaintiff’s current complaint had stated claims, which remain as of yet unproven, sufficiently to permit him to proceed with the litigation.  Specifically, the Court of Appeals reversed the District Court’s procedural dismissal of the Plaintiff’s various federal and state causes of action, with the exception of dismissal of his ECPA claim and privacy-based state law claims, which the Court of Appeals affirmed. The Court of Appeals also vacated the District Court’s order denying the Plaintiff leave to amend, thereby allowing the Plaintiff to reassert his claims under the EFT, which had previously been dismissed.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania, alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleges that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint seeks damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On July 5, 2016, Trilegiant filed a motion to dismiss or, in the alternative, to stay Kohl’s third-party complaint. On September 2, 2016, Kohl’s filed an opposition to Trilegiant’s motion to dismiss. On February 3, 2017, Trilegiant filed a reply to Kohl’s opposition. As of March 1, 2017, the parties entered into a settlement and release wherein Trilegiant agreed to make a payment to Kohl’s of approximately $0.3 million and to pay 30% of Kohl’s on-going legal fees in the putative class action, capped at $0.4 million (excluding Trilegiant’s initial payment of approximately $0.3 million), to resolve Kohl’s indemnification, contribution and breach of contract claims against Trilegiant with respect to fees and expenses that Kohl’s has incurred or will incur in connection with its defense of the putative class action. Kohl’s reserved its right to seek indemnity from Trilegiant for any liability Kohl’s may incur to the plaintiffs in the putative class action relating to Trilegiant’s membership program. The third-party complaint was dismissed without prejudice by stipulation of the parties on March 10, 2017.

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended that the Court deny LTPC’s motion to dismiss. LTPC has filed objections to this recommendation, and the Court has not indicated when it will make a final decision on the motion to dismiss. In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. Pursuant to our purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 9 to our unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $8.2 million for certain asserted claims, including claims for which no litigation has been commenced.

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

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (“OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017 and are now fully briefed. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017.

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

During the three months ended March 31, 2017, a charge of $5.2 million was recorded relating to the remediation of an external gift card inventory theft. An insurance claim related to the theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when received.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2017, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $12.1 million.

8. STOCK-BASED COMPENSATION

On October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan (as defined below). As discussed below, on November 9, 2015, the effective date of the Reclassification (as defined below), existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, $0.01 par value per share (the “Class C Common Stock”), and Affinion Holdings’ Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

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

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options was adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of March 31, 2017, there were outstanding options to acquire approximately 2,235 shares of Affinion Holdings’ Class C Common Stock and approximately 2,353 shares of Affinion Holdings’ Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at March 31, 2017, is $147.12 and the issued and outstanding options granted to employees and to directors each have a weighted average contractual life of 7.0 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, restricted stock units (“RSUs”) and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan. As of March 31, 2017, there were 868,950 options outstanding.

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

Stock Options

During the three months ended March  31, 2017 and 2016, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three months ended March 31, 2017 and 2016, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three months ended March 31, 2017 and 2016, there were no stock options granted to members of the Board of Directors from the 2007 Plan. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the three months ended March 31, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 0.9 million shares of Affinion Holdings’ Common Stock. There were no options granted to employees under the 2015 Plan during the three months ended March 31, 2017. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the three months ended March 31, 2017 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors

Outstanding options at January 1, 2017	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at March 31, 2017	2	1	1	1
Vested or expected to vest at March 31, 2017	2	1	1	1
Exercisable options at March 31, 2017	2	1	1	1
Weighted average remaining contractual term (in years)	7.0	7.0	7.0	7.0
Weighted average grant date fair value per option
granted in 2017	$—	$—	$—	$—
Weighted average exercise price of exercisable options
at March 31, 2017	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of outstanding options
at March 31, 2017	$147.12	$147.12	$147.12	$147.12

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the three months ended March 31, 2017 is presented below (number of options in thousands):

Outstanding options at January 1, 2017	874
Granted	—
Exercised	—
Forfeited or expired	(5)
Outstanding options at March 31, 2017	869
Vested or expected to vest at March 31, 2017	869
Exercisable options at March 31, 2017	212
Weighted average remaining contractual term (in years)	9.0
Weighted average grant date fair value per option
granted in 2017	$—
Weighted average exercise price of exercisable options
at March 31, 2017	$13.97
Weighted average exercise price of outstanding options
at March 31, 2017	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2017 and 2016 totaled $0.5 million and $0.1 million, respectively. As of March 31, 2017, there was $6.0 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th will vest on the last day of the next eight months, subject to the director’s continuing service on each vesting date. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a Change in Control (as defined in the 2015 Plan) and the third anniversary of the date of grant. In connection with the resignation of one of the directors, the RSUs awarded to the resigning director immediately vested. The RSUs granted to the remaining directors vested in 2016. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three months ended March 31, 2016 was $0.1 million. There was no stock-based compensation expense related to the RSU awards for the three months ended March 31, 2017.

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the three months ended March 31, 2017, 5,904 shares of Class C Common Stock and 6,209 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million During the three months ended March 31, 2017 and 2016, the Company recognized expense related to the 2015 Retention Program of $0.7 million and $1.0 million, respectively, of which $0.4 million and $0.5 million, respectively, related to the common stock portion of the Retention Awards.

9. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division to the Company and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, specifically in the context of its business and operations prior to, and in connection with, the Company’s separation from Cendant. In connection with the Apollo Transactions, Cendant has agreed to indemnify the Company, Affinion and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion and the Company have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million), and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties survived until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2017:

								Fair Value At
						2022 and		March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$—	$643.2	$—	$—	$—	$—	$643.2	$556.1
Average interest rate	8.17%	8.18%
Variable rate debt	$7.8	$1,169.0	$—	$—	$—	$—	$1,176.8	$1,162.3
Average interest rate (a)	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at March 31, 2017.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2017, the Company had in place contracts to sell EUR 10.0 million and receive $10.8 million and to sell GBP 13.9 million and receive $17.2 million.

During the three months ended March 31, 2017 and 2016, the Company recognized a realized loss on the forward contracts of $0.6 million and a realized gain on the forward contracts of $0.5 million, respectively. As of March 31, 2017, the Company had an immaterial unrealized loss on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2017 and December 31, 2016 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2017 and December 31, 2016 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At March 31, 2017 and December 31, 2016, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues
	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	(in millions)
Global Loyalty	$57.0	$39.9
Global Customer Engagement	89.2	103.6
Insurance Solutions	56.7	57.4
Subtotal	202.9	200.9
Legacy Membership and Package	38.2	54.2
Eliminations	—	(0.2)
	$241.1	$254.9

Segment EBITDA
	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	(in millions)

Global Loyalty	$20.1	$13.6
Global Customer Engagement	12.9	19.6
Insurance Solutions	20.0	21.7
Subtotal	53.0	54.9
Legacy Membership and Package	9.0	10.1
Corporate	(12.6)	(17.1)
	$49.4	$47.9

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	(in millions)
Segment EBITDA	$49.4	$47.9
Depreciation and amortization	(11.3)	(14.3)
Income from operations	$38.1	$33.6

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2017 to 2016. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2017 and 2016, and our financial condition as of March 31, 2017, as well as a discussion of our liquidity and capital resources: (i) as of March 31, 2017 prior to giving effect to the consummation of the Credit Agreement Refinancing, the Exchange Offers and related transactions on May 10, 2017 (collectively, the “2017 Transactions”) and (ii) after giving effect to the consummation of the 2017 Transactions.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of

December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, included in the Form 10-K for a summary of our significant accounting policies.

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

Our financial business model is characterized by substantial recurring revenues. We generate revenue primarily in three ways:

•

Fee for service: we generate revenues from our clients through our loyalty business by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. We also generate revenues for desired customer engagement programs and solutions, typically through a licensing and/or per user fee.

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

•

Legacy Membership and Package.  This segment consists of certain global membership and package programs that are no longer being actively marketed but continue to be serviced and supported. This segment includes membership programs that were previously marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 6 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

On November 9, 2015, we consummated the 2015 Exchange Offers, 2015 Rights Offering and Reclassification, each as defined and described below under “—2015 Exchange Offers, 2015 Rights Offering and Reclassification.”

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

2015 Exchange Offers, 2015 Rights Offering and Reclassification

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

	Three Months Ended
	March 31,
	2017	2016

Global Loyalty
Gross Transactional Sales Volume (1)	$762,837	$481,080
Gross Transactional Sales Volume per Transaction (1)	$214.98	$150.28
Total Transactions	3,548	3,201
Global Customer Engagement
Average Subscribers (2)	2,532	2,726
Annualized Net Revenue per Average Subscriber (3)	$101.16	$104.30
Engagement Solutions Platform Revenue	$25,212	$32,520
Insurance Solutions
Average Supplemental Insureds (2)	3,195	3,420
Annualized Net Revenue per Supplemental Insured (3)	$69.53	$65.87
Legacy Membership and Package
Average Legacy Members (2)	1,217	1,963
Annualized Net Revenue per Legacy Member (3)	$106.60	$95.25

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

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under U.S. GAAP and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment

EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes our consolidated results of operations for the three months ended March 31, 2017 and 2016:

Summary of Operating Results for the Three Months Ended March 31, 2017

	Three Months Ended	Three Months Ended
	March 31,	March 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$241.1	$254.9	$(13.8)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	77.9	88.1	(10.2)
Operating costs	89.4	86.8	2.6
General and administrative	24.3	32.1	(7.8)
Facility exit costs	0.1	—	0.1
Depreciation and amortization	11.3	14.3	(3.0)
Total expenses	203.0	221.3	(18.3)
Income from operations	38.1	33.6	4.5
Interest income	—	0.1	(0.1)
Interest expense	(27.5)	(27.7)	0.2
Other income, net	(0.1)	—	(0.1)
Income before income taxes and non-controlling interest	10.5	6.0	4.5
Income tax expense	(2.4)	(3.1)	0.7
Net income	8.1	2.9	5.2
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(0.2)
Net income attributable to Affinion Group Holdings, Inc.	$7.8	$2.8	$5.0

The following is a summary of changes affecting our operating results for the three months ended March 31, 2017.

Net revenues decreased $13.8 million, or 5.4%, for the three months ended March 31, 2017 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange, as well as the timing of marketing campaign launches and product launches with new clients. Net revenue increased in Global Loyalty primarily due to increased growth with existing customers and launches with new clients.

Segment EBITDA increased $1.5 million for the three months ended March 31, 2017 as compared to the same period of the prior year months as the impact of the lower net revenues and higher operating costs was more than offset by lower marketing and commissions and lower general and administrative expenses.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Net Revenues. During the three months ended March 31, 2017 we reported net revenues of $241.1 million, a decrease of $13.8 million, or 5.4%, as compared to net revenues of $254.9 million in the comparable period of 2016.  Global Loyalty net revenues increased $17.1 million primarily due to increased growth with existing customers and launches with new clients. On a currency consistent basis, net revenues decreased $9.5 million in Global Customer Engagement primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches along with lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients. Net revenues declined $4.9 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues decreased $0.7 million as the impact from lower average supplemental insureds was primarily offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.  Net revenues in Legacy Membership and Package decreased $16.0 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.5 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $10.2 million, or 11.6%, to $77.9 million for the three months ended March 31, 2017 from $88.1 million for the three months ended March 31, 2016. Marketing and commissions expense decreased in Legacy Membership and Package by $4.8 million primarily due to lower commissions. Costs decreased $6.0 million in Global Customer Engagement primarily due to the timing of campaign launches and the favorable impact of foreign exchange.

Operating Costs. Operating costs increased by $2.6 million, or 3.0%, to $89.4 million for the three months ended March 31, 2017 from $86.8 million for the three months ended March 31, 2016. Costs increased $10.5 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues and a charge of $5.2 million recorded in relation to the remediation of an external gift card inventory theft. An insurance claim related to the theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when received. Operating costs decreased $4.8 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes. Costs decreased $3.0 million in Global Customer Engagement primarily related to the favorable impact of foreign exchange.

General and Administrative Expense. General and administrative expense decreased by $7.8 million, or 24.3% to $24.3 million for the three months ended March 31, 2017 from $32.1 million for the three months ended March 31, 2016. Corporate costs decreased $3.7 million primarily due to lower legal costs. Costs decreased $5.3 million in Legacy Membership and Package primarily due to lower legal reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.0 million for the three months ended March 31, 2017 to $11.3 million from $14.3 million for the three months ended March 31, 2016,  primarily from a decrease of $0.9 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased $1.9 million primarily due to the favorable impact of foreign exchange.

Income Tax Expense. Income tax expense decreased by $0.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to a decrease in the current state and foreign tax provisions and deferred federal and state tax provisions for the three months ended March 31, 2017, partially offset by an increase in the deferred foreign tax provision for the same period.

The Company’s effective income tax rates for the three months ended March 31, 2017 and 2016 were 23.1% and 52.2%, respectively. The difference in the effective tax rates for the three months ended March 31, 2017 and 2016 is primarily a result of the increase in income before income taxes and non-controlling interest from $6.0 million for the three months ended March 31, 2016 to $10.5 million for the three months ended March 31, 2017 and a decrease in the income tax provision from $3.1 million for the three months ended March 31, 2016 to $2.4 million for the three months ended March 31, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax deductions impacting the effective tax rate, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$57.0	$39.9	$17.1	$20.1	$13.6	$6.5	$25.0	$13.5	$11.5
Global Customer Engagement	89.2	103.6	(14.4)	12.9	19.6	(6.7)	14.8	21.3	(6.5)
Insurance Solutions	56.7	57.4	(0.7)	20.0	21.7	(1.7)	20.2	21.5	(1.3)
Subtotal	202.9	200.9	2.0	53.0	54.9	(1.9)	60.0	56.3	3.7
Legacy Membership and Package	38.2	54.2	(16.0)	9.0	10.1	(1.1)	10.9	18.2	(7.3)
Eliminations	—	(0.2)	0.2	—	—	—	—	—	—
Corporate	—	—	—	(12.6)	(17.1)	4.5	(11.0)	(15.0)	4.0
Total	$241.1	$254.9	$(13.8)	49.4	47.9	1.5	59.9	59.5	0.4
Effect of purchase accounting, reorganizations and non-recurring revenues and gains							—	—	—
Certain legal costs							(0.9)	(6.3)	5.4
Net cost savings							(2.0)	(4.2)	2.2
Other, net							(7.6)	(1.1)	(6.5)
Depreciation and amortization				(11.3)	(14.3)	3.0	(11.3)	(14.3)	3.0
Income from operations				$38.1	$33.6	$4.5	$38.1	$33.6	$4.5

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 by reportable segment.

	Three Months Ended March 31, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	0.9	—	0.9
Net cost savings	—	1.2	—	0.6	0.2	2.0
Other, net	4.9	0.7	0.2	0.4	1.4	7.6
Total	$4.9	$1.9	$0.2	$1.9	$1.6	$10.5

	Three Months Ended March 31, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	5.7	0.6	6.3
Net cost savings	—	1.7	—	1.8	0.7	4.2
Other, net	(0.1)	—	(0.2)	0.6	0.8	1.1
Total	$(0.1)	$1.7	$(0.2)	$8.1	$2.1	$11.6

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 11 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $17.1 million, or 42.9%, for the three months ended March 31, 2017 to $57.0 million as compared to $39.9 million for the three months ended March 31, 2016 primarily due to increased growth with existing customers and launches with new clients.

Segment EBITDA increased by $6.5 million, or 47.8%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as the impact of the higher net revenue was partially offset by higher servicing costs and a charge of $5.2 million recorded in relation to the remediation of an external gift card inventory theft. An insurance claim related to the theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when received.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $14.4 million, or 13.9%, to $89.2 million for the three months ended March 31, 2017 as compared to $103.6 million for the three months ended March 31, 2016. On a currency consistent basis, net revenues decreased $9.5 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches. Net revenues in our engagement solutions business decreased primarily due to the timing of product launches with new clients. Net revenues declined $4.9 million from the unfavorable impact of foreign exchange.

Segment EBITDA decreased $6.7 million, or 34.2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as the lower net revenues of $14.4 million were partially offset by lower marketing and commissions of $6.0 million and lower operating and general and administrative costs of $1.7 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing and the favorable impact of foreign exchange. The lower operating and general and administrative costs were primarily related to the favorable impact of foreign exchange.

Insurance Solutions. Insurance Solutions net revenues decreased by $0.7 million, or 1.2%, to $56.7 million for the three months ended March 31, 2017 as compared to $57.4 million for the three months ended March 31, 2016. Net revenues decreased as the impact from lower average supplemental insureds was primarily offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.

Segment EBITDA decreased by $1.7 million, or 7.8%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily from the impact of lower net revenues and higher operating expenses of $1.0 million, principally from higher marketing and commissions.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $16.0 million, or 29.5%, to $38.2 million for the three months ended March 31, 2017 as compared to $54.2 million for the three months ended March 31, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.5 million.

Segment EBITDA decreased by $1.1 million, or 10.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $16.0 million was partially offset by lower marketing and commissions expense of $4.8 million, lower operating costs of $4.8 million and lower general and administrative costs of $5.3 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to lower reserves related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $4.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily the result of lower legal costs and cost savings initiatives.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2017 and December 31, 2016

	March 31,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Total assets	$767.7	$738.9	$28.8
Total liabilities	2,330.7	2,311.8	18.9
Total deficit	(1,563.0)	(1,572.9)	9.9

Total assets increased by $28.8 million principally due to an increase in receivables of $15.7 million, principally due to (i) the 2017 launch of a major new Global Loyalty client and the seasonality of the international travel business and (ii) an increase in other current assets of $15.7 million, primarily related to the deferral of a portion of the financing costs associated with the Credit Agreement Refinancing, International Notes Redemption and Exchange Offers, pending consummation of the transactions.

Total liabilities increased by $18.9 million, primarily due to an increase in accounts payable and accrued expenses of $29.3 million, principally due to the accrual of a portion of the fees and expenses related to the Credit Agreement Refinancing, International Notes Redemption and Exchange Offers of $18.2 million and higher payroll-related and interest accruals, partially offset by a decrease in long-term debt of $8.8 million, primarily in connection with the amortization of the carrying value adjustment recognized in 2015 in connection with the debt restructuring of $9.5 million (see “– Credit Facilities and Long-term Debt) and repayments of $1.9 million, partially offset by amortization of deferred financing costs of $1.5 million and conversion of $1.1 million of PIK interest into long-term debt.

Total deficit decreased by $9.9 million, principally due to net income attributable to the Company of $7.8 million, share-based compensation of $0.9 million and the change in currency translation adjustment of $0.8 million.

Liquidity and Capital Resources Prior to the 2017 Transactions

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

In addition to quarterly amortization payments, the first lien term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in Affinion’s senior secured credit facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the first lien term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period.  The excess cash flow computations for 2015 and 2016 did not result in a mandatory prepayment of principal for such annual periods.  Second, a prepayment may be required with the net proceeds of certain asset sales.   However, such net proceeds will not be required to be applied to prepay Affinion’s senior secured credit facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months, or, if committed to be so applied within 12 months, within 18 months.

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

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our cash flows from operations and Affinion’s available revolving credit facility. In addition, during 2017, our required quarterly amortization payments under Affinion’s first lien term loan facility will be nominal and we also do not anticipate any other mandatory principal prepayments under Affinion’s first lien term loan facility.

Cash Flows – Three Months Ended March 31, 2017 and 2016

At March 31, 2017, we had $35.1 million of cash and cash equivalents on hand, a decrease of $9.3 million from $44.4 million at March 31, 2016.

The following table summarizes our cash flows and compares the $2.6 decrease in our cash and cash equivalents on hand during the period from December 31, 2016 to March 31, 2017 to the $11.0 million decrease in our cash and cash equivalents on hand during the period from December 31, 2015 to March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
	(in millions)
Cash provided by (used in):
Operating activities	$9.5	$(3.4)	$12.9
Investing activities	(10.5)	(5.9)	(4.6)
Financing activities	(1.9)	(2.0)	0.1
Effect of exchange rate changes	0.3	0.3	—
Net change in cash and cash equivalents	$(2.6)	$(11.0)	$8.4

Operating Activities

During the three months ended March 31, 2017, we generated $12.9 million more cash from operating activities than during the three months ended March 31, 2016. Segment EBITDA increased $1.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. In addition, we generated $40.2 million more cash from accounts payable and accrued expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the accrual of a portion of the financing costs related to the Credit Agreement Refinancing, International Notes Redemption and Exchange Offers of $18.2 million and the timing of receipt for purchases of gift cards, partially offset by $31.5 million less cash generated from other current assets, primarily due to the accrual of a portion of the financing costs related to the Credit Agreement Refinancing, International Notes Redemption and Exchange Offers of $18.2 million and the timing of credit card pre-funding payments.

Investing Activities

We used $4.6 million more cash in investing activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we used $10.5 million for capital expenditures. During the three months ended March 31, 2016, we used $6.0 million for capital expenditures.

Financing Activities

We used $0.1 million less cash in financing activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we had repayments under Affinion’s first lien term loan of $1.9 million. During the three months ended March 31, 2016, we had repayments under Affinion’s first lien term loan and other debt of $2.0 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of March 31, 2017, we had approximately $1.8 billion in indebtedness.

At March 31, 2017, on a consolidated basis, Affinion had $751.8 million outstanding under Affinion’s first lien term loan ($760.4 million, including carrying value adjustment), $425.0 million outstanding under Affinion’s second lien term loan ($426.7 million including carrying value adjustment), $475.0 million  outstanding under Affinion’s 2010 senior notes ($506.1 million including discount and carrying value adjustment), $22.6 million outstanding under Affinion’s 2013 senior subordinated notes, $116.2 million outstanding under the International Notes ($127.9 million including carrying value adjustment) and $16.1 million outstanding under Affinion Holdings’ 2013 senior notes. At March 31, 2017, there were no borrowings outstanding under Affinion’s revolving credit facility and Affinion had $69.2 million available under the revolving credit facility after giving effect to the issuance of $10.8 million of letters of credit.

As of March 31, 2017, Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contained various restrictive covenants that apply to Affinion. As of March 31, 2017, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the indenture governing the Investments senior subordinated notes and the note agreement governing Affinion’s 2013 senior subordinated notes.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s first lien term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s second lien term loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s first lien term loan and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s second lien term loan under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the First Lien Term Loan for the three months ended March 31, 2017 and 2016 was 6.75% for each period and the weighted average interest rate on the Second Lien Term Loan for the three months ended March 31, 2017 and 2016 was 8.50% for each period. The weighted average interest rate on revolving credit facility borrowings for the three months ended March 31, 2017 and 2016 was 8.0% and 7.8%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates.  Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million, which were subsequently registered under the Securities Act. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes.

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

Set forth below is a reconciliation of our consolidated net income attributable to Affinion Group Holdings, Inc. for the twelve months ended March 31, 2017 to Adjusted EBITDA.

For the Twelve
Months Ended
March 31, 2017 (a)
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$20.7
Interest expense, net	109.3
Income tax expense	6.7
Non-controlling interest	0.8
Other income, net	—
Depreciation and amortization	53.7
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	—
Certain legal costs (c)	15.6
Net cost savings (d)	7.7
Other, net (e)	20.9
Adjusted EBITDA, excluding pro forma adjustments (f)	235.4
Effect of the pro forma adjustments (g)	—
Adjusted EBITDA, including pro forma adjustments (h)	$235.4

(a)

Represents consolidated financial data for the year ended December 31, 2016, minus consolidated financial data for the three months ended March 31, 2016, plus consolidated financial data for the three months ended March 31, 2017.

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

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2016 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on April 1, 2016.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

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

As described in more detail below under “—Subsequent Events,” on May 10, 2017, we consummated the 2017 Transactions. As a result, our long-term debt following the 2017 Transactions will consist of the New Credit Facility, which will have a maturity of 5 years, and the New Notes, which will have a maturity of 5.5 years. Following the consummation of the 2017 Transactions, our primary sources of liquidity on both a short-term and long-term basis will be our cash on hand and cash generated through operating and financing activities. Our primary cash needs will be to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. In addition, the 2017 Transactions provided us with significant benefits by refinancing all of our 2018 debt maturities through 2022 and, based on current interest rates, by reducing our annualized cash interest payments by approximately $10 million since interest on the New Notes will be payable in kind for at least the next 18 months. We believe, based on consummation of the 2017 Transactions, our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under our New Revolving Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $3.4 million quarterly amortization payments on our New First Lien Term Loan Facility under our New Credit Facility. In addition, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under our New Credit Facility.

Liquidity and Capital Resources Following the 2017 Transactions

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings, but will not be limited by our debt agreements following the 2017 Transactions consisting of the New Credit Facility and the indenture governing the New Notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available New Revolving Credit Facility. In addition, during 2017 and 2018, our required quarterly amortization payments under the New First Lien Term Loan will be nominal and we also do not currently anticipate any other mandatory principal prepayments under the New First Lien Term Loan.

Subsequent Event

On May 10, 2017, Affinion entered into a new credit facility (the “New Credit Facility”) having a five-year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on the first anniversary of the closing date. The proceeds of the term loans were used by Affinion to refinance its existing senior secured credit facility (the “Credit Agreement Refinancing”), to redeem in full the International Notes (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans provide for quarterly amortization payments totaling (i) for the first two years after the closing date, 1% per annum, (ii) for the third year after the closing date, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The New Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the New Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ending June 30, 2017, the maximum ratio of senior secured debt to EBITDA will be 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges will be 1.0:1.0.

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 2010 senior notes for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and warrants to acquire the Common Stock of Affinion Holdings (the “New Warrants”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 2013 senior notes for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer,” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Investments’ senior subordinated notes for (i) New Notes and New Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of Investments’ senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes were exchanged for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments’ senior subordinated notes were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Concurrently with the Exchange Offers, Affinion and Affinion Investments successfully solicited consents from holders to certain amendments to (a) the indenture governing Affinion’s 2010 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to reduce from 30 days to three business days the minimum notice period for optional redemptions, and (b) the indenture governing the Investments senior subordinated notes to reduce from 30 days to three business days the minimum notice period for optional redemptions.

The New Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the New Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding New Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest.

For any interest payment period ending after the date that is the 18 month anniversary of the Settlement Date, (i) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio (as defined in the indenture governing the New Notes (the “New Notes Indenture”)) would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio (as defined in the New Notes Indenture) would be greater than or equal to 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity (as defined in the New Notes Indenture) less the amount of the anticipated cash interest payment is equal to or greater than $80,000,000 as of the record date for such interest payment, then Affinion shall be required to pay interest on the New Notes for such interest period entirely in Cash Interest at a rate per annum of 12.50%, (ii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be greater than or equal to 1.250 to 1.000 but less than 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is equal to or greater than $80,000,000 as of the record date for such interest payment, then Affinion shall be required to pay interest on the New Notes for such interest period as a combination (“Combined Interest”) of Cash Interest at a rate per annum of 6.50% and PIK Interest at a rate per annum of 7.50% and (iii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be greater than 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be less than 1.250 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, or Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is less than $80,000,000 as of the record date for such interest payment, then Affinion may elect to pay interest on the New Notes for such interest period as PIK Interest at a rate per annum of: (x) 14.75% for any interest payment period ending on or prior to the date that is the 30 month anniversary of the Settlement Date and (y) 15.50% for any interest payment period ending after the date that is the 30 month anniversary of the Settlement Date; provided that, for the avoidance of doubt, if the aforementioned ratios are satisfied and require Affinion to either pay Cash Interest or Combined Interest for any interest period, as applicable, any restriction in the New Credit Facility on the payment of such interest shall not relieve Affinion of such obligation to pay Cash Interest or Combined Interest, as applicable, for such interest period and Affinion shall take all such actions as may be required in order to permit such payment of Cash Interest or Combined Interest, as applicable, for such interest period under the New Credit Facility (including, without limitation, any required repayment of outstanding borrowings under the revolving facility under the New Credit Facility).

Interest on the New Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The New Notes will mature on November 10, 2022. Under certain circumstances, the New Notes are redeemable at Affinion’s option prior to maturity. If the New Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase New Notes. The New Notes Indenture contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants will restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC. Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility. The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness, including obligations under the New Credit Facility, and senior to Affinion’s and the guarantors’ existing and future senior indebtedness.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”), and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”) entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. On May 10, 2017, Affinion exercised its option to redeem the Existing AGI Notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing the Existing AGI Notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued with as part of the Exchange Offers.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers and (ii) approximately $237.3 million principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued to the Investors  pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of the Existing AGI Notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings expects to offer (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  New Warrants at an exercise price of $0.01 per New Warrant.

The Company is evaluating the accounting for these transactions, including treatment of the debt issuance costs, for which there will be significant charges that impact future periods, as with previous debt transactions.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, included in our Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2017 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2022 and		March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$—	$643.2	$—	$—	$—	$—	$643.2	$556.1
Average interest rate	8.17%	8.18%
Variable rate debt	$7.8	$1,169.0	$—	$—	$—	$—	$1,176.8	$1,162.3
Average interest rate (a)	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at March 31, 2017.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the

Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2017, the Company had in place contracts to sell EUR 10.0 million and receive $10.8 million and to sell GBP 13.9 million and receive $17.2 million.

During the three months ended March 31, 2017 and 2016, the Company recognized a realized loss on the forward contracts of $0.6 million and a realized gain on the forward contracts of $0.5 million, respectively. As of March 31, 2017, the Company had an immaterial unrealized loss on the foreign currency forward contracts.

At March 31, 2017, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

None.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment No. 2, dated as of March 31, 2017, to the Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
10.2*	Amended and Restated Registration Rights Agreement, dated March 31, 2017, among Affinion Group Holdings, Inc. and the investors party thereto.
10.3

Investor Purchase Agreement, dated as of March 31, 2017, by and among Affinion Group Holdings, Inc.,

Affinion Group, Inc., Affinion Investments, LLC, affiliates of Elliott Management Corporation, Franklin

Mutual Quest Fund, affiliates of Empyrean Capital Partners, LP, and Metro SPV LLC (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2017, File No. 000-55577).

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

AFFINION GROUP HOLDINGS, INC.
Date:	May 12, 2017	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No. 2, dated as of March 31, 2017, to the Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto.
10.2*	Amended and Restated Registration Rights Agreement, dated March 31, 2017, among Affinion Group Holdings, Inc. and the investors party thereto.
10.3

Investor Purchase Agreement, dated as of March 31, 2017, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Affinion Investments, LLC, affiliates of Elliott Management Corporation, Franklin Mutual Quest Fund, affiliates of Empyrean Capital Partners, LP, and Metro SPV LLC (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2017, File No. 000-55577)..

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