Form 10-Q
period 2017-06-30
Affinion Group Holdings, Inc.
filed 2017-07-27
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 26, 2017, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,093,330, (2) Class C Common Stock, $0.01 par value, was 427,955, and (3) Class D Common Stock, $0.01 par value, was 450,482.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In millions, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$59.3	$37.7
Restricted cash	35.8	26.1
Receivables (net of allowances for doubtful accounts of $5.7 and $3.0, respectively)	145.7	135.9
Profit-sharing receivables from insurance carriers	22.3	18.8
Prepaid commissions	35.9	33.9
Other current assets	64.0	70.6
Total current assets	363.0	323.0
Property and equipment, net	107.1	105.5
Contract rights and list fees, net	17.1	16.4
Goodwill	222.2	218.2
Other intangibles, net	38.2	41.5
Other non-current assets	33.8	34.3
Total assets	$781.4	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$35.1	$7.8
Accounts payable and accrued expenses	352.2	327.6
Deferred revenue	53.1	54.8
Income taxes payable	3.3	2.7
Total current liabilities	443.7	392.9
Long-term debt	1,829.4	1,855.8
Deferred income taxes	28.5	26.9
Deferred revenue	4.3	4.8
Other long-term liabilities	32.2	31.4
Total liabilities	2,338.1	2,311.8
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,093,330 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 429,039 and 429,039 shares issued and 427,955 and 427,955 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 451,623 and 451,623 shares issued and 450,482 and 450,482 shares outstanding	—	—
Additional paid in capital	410.8	409.5
Warrants	28.3	—
Accumulated deficit	(1,984.1)	(1,966.5)
Accumulated other comprehensive income	(11.9)	(15.7)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,557.9)	(1,573.7)
Non-controlling interest in subsidiary	1.2	0.8
Total deficit	(1,556.7)	(1,572.9)
Total liabilities and deficit	$781.4	$738.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In millions, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net revenues	$237.3	$244.0	$478.4	$498.9
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	76.5	84.7	154.4	172.8
Operating costs	106.1	82.7	195.5	169.5
General and administrative	26.3	27.9	50.6	60.0
Facility exit costs	1.4	—	1.5	—
Depreciation and amortization	11.6	13.9	22.9	28.2
Total expenses	221.9	209.2	424.9	430.5
Income from operations	15.4	34.8	53.5	68.4
Interest income	0.1	0.1	0.1	0.2
Interest expense	(44.6)	(26.7)	(72.1)	(54.4)
Gain on extinguishment of debt	6.3	—	6.3	—
Other expense, net	(0.1)	—	(0.2)	—
Income (loss) before income taxes and non-controlling interest	(22.9)	8.2	(12.4)	14.2
Income tax expense	(2.2)	(0.9)	(4.6)	(4.0)
Net income (loss)	(25.1)	7.3	(17.0)	10.2
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(0.6)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.4)	$7.2	$(17.6)	$10.0

Earnings (loss) per share attributable to holders of Common Stock
Basic	$(2.23)	$0.79	$(1.72)	$1.09
Diluted	$(2.23)	$0.79	$(1.72)	$1.09

Weighted average common shares outstanding
Basic	11,384,559	9,093,330	10,255,239	9,093,330
Diluted	11,384,559	9,094,413	10,255,239	9,093,926

Net income (loss)	$(25.1)	$7.3	$(17.0)	$10.2
Currency translation adjustment, net of tax for all periods	2.7	(4.4)	3.6	(4.4)
Comprehensive income (loss)	(22.4)	2.9	(13.4)	5.8
Less: comprehensive income attributable to non-controlling interest	—	(0.1)	(0.4)	(0.2)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(22.4)	$2.8	$(13.8)	$5.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In millions)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest
Balance, January 1, 2017	9,093,330	$409.6	$—	$(1,966.5)	$(15.7)	$(1.1)	$0.8
Net loss		—	—	(17.6)	—	—	0.6
Currency translation adjustment		—	—	—	3.8	—	(0.2)
Issuance of warrants in connection with debt refinancing		—	28.3	—	—	—	—
Share-based compensation		1.3	—	—	—	—	—
Balance, June 30, 2017	9,093,330	$410.9	$28.3	$(1,984.1)	$(11.9)	$(1.1)	$1.2

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest
Balance, January 1, 2016	9,093,330	$405.8	$—	$(1,982.2)	$(6.2)	$(1.1)	$0.7
Net income		—	—	10.0	—	—	0.2
Currency translation adjustment		—	—	—	(4.4)	—	—
Dividend paid to non-controlling interest		—	—	—	—	—	(0.2)
Share-based compensation		1.8	—	—	—	—	—
Balance, June 30, 2016	9,093,330	$407.6	$—	$(1,972.2)	$(10.6)	$(1.1)	$0.7

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In millions)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
Operating Activities
Net income (loss)	$(17.0)	$10.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22.9	28.2
Amortization of debt discount and financing costs	4.5	3.0
Provision for accounts receivable loss	2.9	0.4
Amortization of carrying value adjustment	(13.6)	(18.7)
Gain on extinguishment of debt, net	(6.3)	—
Facility exit costs	1.5	—
Share-based compensation	1.3	1.7
Deferred income taxes	1.8	1.5
Net change in assets and liabilities:
Restricted cash	(9.5)	0.5
Receivables	(12.3)	(6.6)
Profit-sharing receivables from insurance carriers	(3.5)	1.0
Prepaid commissions	(1.4)	6.6
Other current assets	7.9	21.3
Contract rights and list fees	(0.7)	0.7
Other non-current assets	0.8	(1.3)
Accounts payable and accrued expenses	22.5	(27.6)
Deferred revenue	(3.2)	(12.1)
Income taxes receivable and payable	0.6	(0.4)
Other long-term liabilities	(1.2)	(2.3)
Other, net	(2.5)	0.8
Net cash provided by (used in) operating activities	(4.5)	6.9
Investing Activities
Capital expenditures	(19.4)	(11.7)
Acquisition-related payments	(0.4)	—
Restricted cash	0.2	0.3
Net cash used in investing activities	(19.6)	(11.4)
Financing Activities
Proceeds from borrowings	1,516.1	—
Borrowings under revolving credit facility, net	58.0	—
Principal payments on borrowings	(1,506.3)	(4.0)
Financing costs	(23.4)	—
Dividend paid to non-controlling interest	—	(0.2)
Other financing activities	(0.2)	—
Net cash provided by (used in) financing activities	44.2	(4.2)
Effect of changes in exchange rates on cash and cash equivalents	1.5	(0.9)
Net increase (decrease) in cash and cash equivalents	21.6	(9.6)
Cash and cash equivalents, beginning of period	37.7	55.4
Cash and cash equivalents, end of period	$59.3	$45.8
Supplemental Disclosure of Cash Flow Information:
Interest payments	$54.2	$65.7
Income tax payments, net of refunds	$2.2	$2.6
Non-cash investing and financing activities:
Accrued capital expenditures	$1.3	$0.3
Exchange of notes and accrued interest for new notes	$295.3	$—
Payment of debt discount	$24.1	$—
Payment of in-kind interest	$3.4	$4.9

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

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 12 to our unaudited condensed consolidated financial statements for more information concerning our segment results.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.  Entities have the option of using either a full retrospective or modified retrospective approach; however, entities are not permitted to adopt the standard earlier than annual reporting periods beginning after December 15, 2016, with the new standard required to be adopted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Our project implementation team, with the assistance of a third-party consultant, has been evaluating the impact of the new guidance on our consolidated financial statements. Based on our preliminary assessment, we believe that the new standard will have an impact primarily on our Global Loyalty segment, which will be required to estimate variable consideration for contracts with our customers that have revenue-sharing and tiered pricing components. We continue to review potential required disclosures and our method of adoption. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions. The Company will adopt the new standard on its effective date.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. Entities are required to adopt the guidance using a modified retrospective method. The Company has formed a project implementation team with representatives from each of its operating segments. The team is working to compile a lease database containing all of the relevant information required to assess the impact of the new guidance and has held training on the new guidance. The Company expects to adopt the new standard on its effective date.

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

In November 2016, the FASB issued ASU 2016-18, which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	June 30, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$935.1	$(933.0)	$2.1
Affinity relationships	639.4	(610.3)	29.1
Proprietary databases and systems	59.7	(58.3)	1.4
Trademarks and tradenames	28.0	(22.6)	5.4
Patents and technology	47.6	(47.5)	0.1
Covenants not to compete	2.5	(2.4)	0.1
	$1,712.3	$(1,674.1)	$38.2

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$932.4	$(930.8)	$1.6
Affinity relationships	632.9	(600.9)	32.0
Proprietary databases and systems	59.6	(58.0)	1.6
Trademarks and tradenames	27.7	(21.7)	6.0
Patents and technology	47.7	(47.5)	0.2
Covenants not to compete	2.4	(2.3)	0.1
	$1,702.7	$(1,661.2)	$41.5

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $9.1 million and $8.7 million, respectively, from December 31, 2016 to June 30, 2017.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in millions)
Amortizable intangible assets:
Member relationships	$0.2	$0.3	$0.3	$0.5
Affinity relationships	1.5	2.2	3.0	4.4
Proprietary databases and systems	0.1	0.1	0.2	0.2
Trademarks and tradenames	0.3	0.2	0.7	0.6
Patents and technology	0.1	0.3	0.1	0.6
Covenants not to compete	—	—	—	—
	$2.2	$3.1	$4.3	$6.3

Based on the Company’s amortizable intangible assets as of June 30, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $8.9 million in 2017, $7.5 million in 2018, $6.1 million in 2019, $5.5 million in 2020 and $3.7 million in 2021.

At June 30, 2017 and December 31, 2016, the Company had gross goodwill of $651.2 million and $647.2 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 10 to our unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2016 and the six months ended June 30, 2017 are as follows:

	Balance at		Balance at		Balance at
	January 1,	Currency	December 31,	Currency	June 30,
	2016	Translation	2016	Translation	2017
	(in millions)
Global Loyalty	$105.1	$(0.3)	$104.8	$0.6	$105.4
Global Customer Engagement	62.4	(7.3)	55.1	3.4	58.5
Insurance Solutions	58.3	—	58.3	—	58.3
Legacy Membership and Package	—	—	—	—	—
Total	$225.8	$(7.6)	$218.2	$4.0	$222.2

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	64.6	(47.5)	17.1	61.6	(45.2)	16.4
	$69.6	$(52.5)	$17.1	$66.6	$(50.2)	$16.4

Amortization expense for the three and six months ended June 30, 2017 was $1.2 million and $2.3 million, respectively, which is included in marketing expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the three and six months ended June 30, 2016 was $1.2 million and $2.5 million, respectively, of which $1.2 million and $2.4 million, respectively, is included in marketing expense and less than $0.1 million and $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of June 30, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $4.5 million in 2017, $3.9 million in 2018, $3.2 million in 2019, $2.6 million in 2020 and $1.7 million in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of:

	June 30,	December 31,
	2017	2016
	(in millions)
First-lien term loan due 2018	$—	$753.7
Second-lien term loan due 2018	—	425.0
Term loan due 2022, net of unamortized discount of $32.5 million,
with an effective interest rate of 9.97%	1,304.2	—
Revolving credit facility, expiring in 2018	—	—
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.7 million	55.3	—
7.875% senior notes due 2018, net of unamortized discount of
$0.4 million (2016) with an effective interest rate of 8.31%	—	474.6
7.5% cash/PIK senior notes due 2018, with an
effective interest rate of 7.39%	—	116.2
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	10.2	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018,
with an effective interest rate of 17.69%	11.5	15.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized
discount of $23.9 million with an effective interest rate of 16.15%	508.7	—
Adjustment to carrying value of debt	—	65.7
Total debt	1,889.9	1,872.8
Less: current portion of long-term debt	(35.1)	(7.8)
Less: unamortized deferred financing costs	(25.4)	(9.2)
Long-term debt	$1,829.4	$1,855.8

Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new credit facility (the “New Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018.

The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The New Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the New Credit Facility), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the New Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ended June 30, 2017 and through December 31, 2017, the maximum ratio of senior secured debt to EBITDA is 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges is 1.0:1.0.

The proceeds of the term loans under the New Credit Facility were used by Affinion to refinance its 2014 Credit Facility, as defined below (the “Credit Agreement Refinancing”), to redeem in full the International Notes, as defined below (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes.

On May 20, 2014, Affinion, as Borrower, and Affinion Holdings entered into an amendment to its amended and restated senior secured credit facility (as so amended, the “2014 Credit Facility”). The 2014 Credit Facility consisted of (i) $775.0 million in aggregate principal amount of first lien secured term loans, (ii) $425.0 million in aggregate principal amount of second lien secured term loans and (iii) $80.0 million first lien senior secured revolving credit facility, which included a letter of credit subfacility and a swingline loan subfacility.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

In connection with the Credit Agreement Refinancing and International Notes Redemption, the Company recognized a gain of approximately $5.3 million, which consisted of the write-off of unamortized 2015 troubled debt restructuring carrying value adjustments of $21.0 million associated with the prior senior secured credit facility and International Notes, reduced by deferred financing costs associated with the prior senior secured credit facility and International Notes of $6.3 million and prepayment premiums incurred of $9.4 million, and is included in Gain on extinguishment of debt on the condensed consolidated statement of operations for the three and six months ended June 30, 2017. The prepayment premiums of $9.4 million are included in the Gain on extinguishment of debt adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities in the statement of cash flows. Transaction fees and expenses of approximately $15.2 million and $3.2 million related to the term loans and revolving facility, respectively, under the New Credit Facility have been capitalized and are being amortized over the term of the term loans and revolving facility, respectively. The Company also incurred lender transaction fees of $36.3 million, which have been accounted for as a debt discount and are being amortized over the term of the term loans and revolving financing facility.

As of June 30, 2017, there were outstanding borrowings of $58.0 million under the revolving facility under the New Credit Facility and as of December 31, 2016, there were no outstanding borrowings under the revolving facility under the 2014 Credit Facility. During the period from May 10, 2017 to June 30, 2017, Affinion had borrowings and repayments under the revolving facility under the New Credit Facility of $72.2 million and $14.2 million, respectively. During the period from January 1, 2017 to May 9, 2017, Affinion had borrowings and repayments under the revolving facility under the 2014 Credit Facility of $99.0 and $99.0 million, respectively. During the six months ended June 30, 2016, Affinion had borrowings and repayments of $67.0 million and $67.0 million, respectively, under the revolving facility under the 2014 Credit Facility. As of June 30, 2017, Affinion had $52.0 million available for borrowing under the revolving facility under the New Credit Facility.

The weighted average interest rate on the term loan under the New Credit Facility for the period from May 10, 2017 to June 30, 2017 was 8.9% and the weighted average interest rate on revolving facility borrowings under the New Credit Facility for the period from May 10, 2017 to June 30, 2017 was 9.8%. The weighted average interest rate on the first lien secured term loans under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the six month period ended June 30, 2016 was 6.75% for each period and the weighted average interest rate on the second lien secured term loans under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the six months ended June 30, 2016 was 8.50% for each period. The weighted average interest rate on revolving facility borrowings under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the six months ended June 30, 2016 was 8.1%, and 7.8%, respectively.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and new warrants (the “New Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) New Notes and New Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of Investments’ senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued  and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments’ senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”), and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers as described in more detail in Note 5.

Also, on May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase

Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of the Affinion 2010 senior notes was consummated on May 15, 2017.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the New Notes and New Warrants to purchase 2,791,475 shares of Common Stock  issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

In connection with the Exchange Offers and the redemption of Affinion’s 2010 senior notes that were not tendered pursuant to the AGI Exchange Offer, the Company determined that the debt had been extinguished and the Company recognized a gain of approximately $1.0 million, which represented the excess of the fair value of New Notes and New Warrants issued over the carrying value of the notes exchanged in the Exchange Offers and Affinion’s 2010 senior notes that were redeemed, including all associated unamortized fees, discounts and 2015 troubled debt restructuring carrying value adjustments. The gain of $1.0 million is included in Gain on extinguishment of debt on the condensed consolidated statement of operations for the three and six months ended June 30, 2017. Transaction fees and expenses of approximately $7.4 million related to the issuance of the New Notes have been capitalized and are being amortized over the term of the New Notes using the effective interest method.

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers, Investor Purchase Agreement, required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $15.1 million. Fees associated with new lenders of $4.1 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million principal amount of Investments’ senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum. In connection with the redemption of the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and the $10.2 million principal amount of Investments’ senior subordinated notes that were not tendered in the Investments Exchange Offer, the Company anticipates recognizing a loss of approximately $0.7 million during the three months ending September 30, 2017.

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion Group issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings issued New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion Group, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The Additional Notes and Additional Warrants issued by Affinion Group and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion Group issued on May 10, 2017.

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

Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility. The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The New Notes Indenture contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants will restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC.

2015 Exchange Offers

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 2013 senior notes for shares of its Common Stock, (b) Affinion Investments completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its senior subordinated notes for shares of Common Stock, and (c) Affinion Holdings and Affinion International jointly completed a rights offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase $110.0 million aggregate principal amount of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock.

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted a rights offering (the “2015 Rights Offering”) for International Notes and shares of Affinion Holdings’ Common Stock. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a non-participating penny warrant (the “Limited Warrant”) of Affinion Holdings that are exercisable into 462,266 shares of Common Stock upon certain conditions.

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

The adjustment to the carrying value of the debt was the net impact of the aforementioned transaction and represented an adjustment of Affinion’s first lien term loan due 2018, Affinion’s second lien term loans due 2018, Affinion’s 2010 senior notes and the International Notes of $108.4 million. This amount represented the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increased the carrying value of the Company’s recorded long term debt at December 31, 2016 by $65.7 million. Such amounts had been reduced as scheduled interest is paid on those remaining instruments.

Upon consummation of the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

5. DEFICIT

As of June 30, 2017 and December 31, 2016, the Company’s capital stock consisted of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of June 30, 2017 and December 31, 2016, the Company had outstanding (i) 9,093,330 shares of Common Stock, (ii) 427,955 shares of Class C Common Stock and (iii) 450,482 shares of Class D Common Stock. As of June 30, 2017, the Company had outstanding New Warrants (as described further below) to purchase shares of Common Stock. As of December 31, 2016, the Company had no outstanding New Warrants. In addition, at June 30, 2017 and December 31, 2016, the Limited Warrant to purchase up to 462,266 shares of Common Stock was outstanding. As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

On May 10, 2017, in connection with the Exchange Offers and Investor Purchase Agreement, the Company issued New Warrants to purchase 3,974,581 shares of Common Stock, in the aggregate, of which (a) New Warrants to purchase 1,172,747 shares of Common Stock were issued to holders (including certain of the Investors) whose Existing Notes (as defined below) were accepted for exchange in the Exchange Offers, including 1,053,871 issued to related parties, and (b) New Warrants to purchase 2,801,834 shares of Common Stock were issued in connection with the Investor Purchase Agreement, including the funding and commitment premiums under the Investor Purchase Agreement, including 2,791,475 issued to the Investors, all of whom are related parties. In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, commencing on June 22, 2017, and expiring on July 7, 2017, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  New Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement at a price of $7.13 per New Warrant. On July 12, 2017, Affinion Holdings issued New Warrants to purchase 63,741 shares of Common Stock to participants in the Pre-Emptive Rights Offer (as defined below). On July 17, 2017, Affinion Holdings issued New Warrants to purchase 418,355 shares of Common Stock, including New Warrants to purchase 414,868 shares of Common Stock to the Investors, all of whom are related parties, in connection with the Investor Purchase Agreement, including the funding premium under the Investor Purchase Agreement. In addition, as a result of the anti-dilution protections of the New Warrants, the number of shares of Common Stock underlying the New Warrants issued on May 10, 2017 to holders other than the Investors increased, in the aggregate, by 3,487 shares. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement that are triggered by the issuance of New Warrants as part of the funding premium and in the Pre-Emptive Rights Offer.

The New Warrants are immediately exercisable upon issuance and will terminate on the earlier to occur of (i) November 10, 2022 and (ii) five business days following the consummation of a sale of Affinion Holdings or other similar fundamental transaction.  Each New Warrant is exercisable for one share of Common Stock at a price equal to $0.01. New Warrants will not be exercisable if the recipient of the Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency.

The New Warrants contain customary provisions for the adjustment of the number of shares of Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of Common Stock to the extent that holders of New Warrants are not permitted to participate on an as-exercised basis. The New Warrants were all subject to anti-dilution adjustments (the “Adjustment Feature”) in connection with the issuance of New Warrants pursuant to the Investor Purchase Agreement in respect of the funding premium thereunder and pursuant to the Pre-Emptive Rights Offer that expired on July 7, 2017.  As a result of the application of these anti-dilution adjustments, the New Warrants offered in the Exchange Offers and pursuant to the Investor Purchase Agreement (excluding the New Warrants to be issued in respect of the funding premium) represented, as of July 17, 2017, approximately 15% of the fully diluted ownership of Affinion Holdings and the New Warrants issued as part of the commitment premium under the Investor Purchase Agreement represented, as of July 17, 2017, approximately 14.3% of the fully diluted ownership of Affinion Holdings, in each case without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans.

All Holders of exercisable New Warrants will be entitled to participate in dividends on an as-exercised basis, subject to any regulatory restrictions.  Holders will not be entitled to any other rights of holders of Common Stock until, and to the extent, they have validly exercised their New Warrants.  Upon exercise, such holders will be entitled to execute joinders to the Shareholders Agreement, dated as of November 9, 2015, as amended, by and among Affinion Holdings and the stockholders from time to time party thereto and the Amended and Restated Registration Rights Agreement, dated as of March 31, 2017, and effective as of May 10, 2017, by and among Affinion Holdings and the investors from time to time party thereto.

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers, Investor Purchase Agreement, required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $15.1 million. Fees associated with new lenders of $4.1 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

The consummation of the AGI Exchange Offer as of May 10, 2017 has resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This may further limit our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well. It is not expected at this time that any potential limitation will have a material impact on either the tax provision or the operating results.

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three and six months ended June 30, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options, restricted stock units (“RSUs”) and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three and six months ended June 30, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding plus the potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.4)	$7.2	$(17.6)	$10.0
Denominator for Common Stock:
Weighted average shares of Common Stock	9,093,330	9,093,330	9,093,330	9,093,330
Weighted average shares for warrants	2,271,189	—	1,141,869	—
Weighted average shares for vested RSUs	20,040	—	20,040	—
Basic weighted average shares of Common Stock	11,384,559	9,093,330	10,255,239	9,093,330
Basic weighted average shares of Common Stock	11,384,559	9,093,330	10,255,239	9,093,330
Weighted average dilutive effect of RSUs	—	1,083	—	596
Diluted weighted average shares of Common Stock	11,384,559	9,094,413	10,255,239	9,093,926
Earnings (loss) per share attributable to holders of Common Stock:
Basic	$(2.23)	$0.79	$(1.72)	$1.09
Diluted	$(2.23)	$0.79	$(1.72)	$1.09

7. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2017 and December 31, 2016, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2017 and December 31, 2016, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2017 were (9.3)% and (36.4)%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2016 were 10.4% and 28.1%, respectively. The difference in the effective tax rates for the three months ended June 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $8.2 million for the three months ended June 30, 2016 to a loss before income taxes and non-controlling interest of $(22.9) million for the three months ended June 30, 2017 and an increase in the income tax provision from $0.9 million for the three months ended June 30, 2016 to $2.2 million for the three months ended June 30, 2017. The difference in the effective tax rates for the six months ended June 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $14.2 million for the six months ended June 30, 2016 to a loss before income taxes and non-controlling interest of $(12.4) million for the six months ended June 30, 2017 and an increase in the income tax provision from $4.0 million for the six months ended June 30, 2016 to $4.6 million for the six months ended June 30, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions in the three and six month periods ended June 30, 2017. The Company recognized less than $0.1 million and $0.1 million, respectively, of interest related to uncertain tax positions in the three and six month periods ended June 30, 2016.  The interest has been included in income tax expense for the three and six month periods ended June 30, 2017. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2017 increased by less than $0.1 million as a result of tax positions taken during the three and six month periods ended June 30, 2017, which was offset by a valuation allowance.

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

8. COMMITMENTS AND CONTINGENCIES

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint. On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014. Briefing on the motion was completed on June 5, 2014. On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal. On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015. On May 29, 2015, the court also set deadlines for dispositive motions, which were due February 29, 2016. If no dispositive motions were filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016. If dispositive motions were filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016. On June 16, 2015, the court set a schedule for class certification, with Plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015. On February 29, 2016, the Company filed a Motion for Summary Judgment on the individual claims of the remaining named Plaintiffs. Plaintiffs filed a response on March 21, 2016, and the Company filed its response on April 4, 2016. On August 23, 2016, the court granted Defendant’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs filed a notice of appeal on September 21, 2016.  The Plaintiffs filed their opening brief on appeal on January 4, 2017. The Company filed its response brief on April 5, 2017.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Funds Transfer Act (“EFT”), ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court held oral argument on September 14, 2016. On December 20, 2016, the Court affirmed the District Court’s dismissal decisions, with the exception of Plaintiff’s claim under CUTPA and under the EFT with regard to delivery of a “copy” of the Plaintiff’s authorization to him. The Court vacated the District Court’s decision on both claims and remanded them to the District Court for further proceedings on the merits. On March 23, 2017, the District Court held a scheduling conference and took the parties’ respective recommendations for the remaining case schedule under advisement. On June 9, 2017, the defendants filed a motion to amend their answer to add the affirmative defenses of release and statute of limitations, as may be applicable to claims under the EFT on behalf of certain members of the putative class.  Plaintiff filed his opposition to this motion on June 30, 2017, and the defendants’ reply was filed on July 14, 2017.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the Plaintiff, Webloyalty charged Plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from Plaintiff his full account number, name, address, and contact information, as purportedly required under the Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14,

2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed Plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on Plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the Plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court allowed the Plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint was not futile. On October 27, 2014, the Plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016. Plaintiff filed a reply brief on February 2, 2016. A hearing on the appeal was held on February 17, 2017. On March 28, 2017, the Court of Appeals found that the Plaintiff’s current complaint had stated claims, which remain as of yet unproven, sufficiently to permit him to proceed with the litigation.  Specifically, the Court of Appeals reversed the District Court’s procedural dismissal of the Plaintiff’s various federal and state causes of action, with the exception of dismissal of his ECPA claim and privacy-based state law claims, which the Court of Appeals affirmed. The Court of Appeals also vacated the District Court’s order denying the Plaintiff leave to amend, thereby allowing the Plaintiff to reassert his claims under the EFT, which had previously been dismissed. The District Court has scheduled its first hearing to discuss the Court of Appeals’ decision for August 7, 2017.

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

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended that the Court deny LTPC’s motion to dismiss. LTPC has filed objections to this recommendation, and the Court has not indicated when it will make a final decision on the motion to dismiss. In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. Pursuant to our purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 10 to our unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $9.5 million for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the UK Financial Conduct Authority, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). As of December 31, 2016, substantially all of the compensation to consumers had been paid and, based on the information currently available, the Company has recorded an estimated liability that represents any additional potential consumers’ refunds to be paid by the Company as part of such arrangement.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (“OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017 and are now fully briefed. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, defendants filed their answer.

On August 5, 2016, Citizens Bank, N.A. (“Citizens”) filed a complaint against Affinion Holdings, Affinion, Trilegiant, and Affinion Group, LLC (collectively, the “Defendants”)  in the United States District Court for the District of Rhode Island.  In the complaint, Citizens asserts various causes of action and requests for monetary relief, including a demand for contractual indemnification for customer refunds and attorneys’ fees that Citizens incurred related to a consent order entered into by Citizens with the Office of the Comptroller of the Currency on November 10, 2015 with respect to certain identity theft protection products offered to Citizens’ customers. On November 18, 2016, Defendants’ filed a motion to dismiss in response to the complaint. On February 6, 2017, the Court denied Defendants’ motion to dismiss. Dispositive motions were due by December 6, 2017. On July 13, 2017, the parties entered into a settlement agreement dismissing the lawsuit with prejudice and requiring a payment of less than $1.0 million to Citizens.

In the first quarter of 2017, a charge of $5.2 million was recorded relating to the anticipated customer remediation of an external gift card cyber theft. During the three months ended June 30, 2017, a charge of $18.1 million was recorded related to the cyber theft, primarily related to a commercial dispute with one of our gift card providers, and we are seeking to recover that portion of the charge from that provider. Our internal investigation of this cyber theft is substantially complete and the best estimate of loss has been recorded through June 30, 2017. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2017, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $12.1 million.

9. STOCK-BASED COMPENSATION

On October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan (as defined below). As discussed below, on November 9, 2015, the effective date of the Reclassification, existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, and Affinion Holdings’ Class D Common Stock, and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

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

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options was adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of June 30, 2017, there were outstanding options to acquire approximately 2,235 shares of Affinion Holdings’ Class C Common Stock and approximately 2,353 shares of Affinion Holdings’ Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at June 30, 2017, is $147.12 and the issued and outstanding options granted to employees and to directors each have a weighted average contractual life of 6.8 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan. As of June 30, 2017, there were 852,834 options outstanding.

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

Stock Options

During the three and six months ended June 30, 2017 and 2016, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2017 and 2016, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2017 and 2016, there were no stock options granted to members of the Board of Directors from the 2007 Plan. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the six months ended June 30, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 0.9 million shares of Affinion Holdings’ Common Stock. There were no options granted to employees under the 2015 Plan during the three and six months ended June 30, 2017 and three months ended June 30, 2016. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the six months ended June 30, 2017 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2017	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at June 30, 2017	2	1	1	1
Vested or expected to vest at June 30, 2017	2	1	1	1
Exercisable options at June 30, 2017	2	1	1	1
Weighted average remaining contractual term (in years)	6.8	6.8	6.8	6.8
Weighted average grant date fair value per option
granted in 2017	$—	$—	$—	$—
Weighted average exercise price of exercisable options
at June 30, 2017	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of outstanding options
at June 30, 2017	$147.12	$147.12	$147.12	$147.12

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the six months ended June 30, 2017 is presented below (number of options in thousands):

Outstanding options at January 1, 2017	874
Granted	—
Exercised	—
Forfeited or expired	(21)
Outstanding options at June 30, 2017	853
Vested or expected to vest at June 30, 2017	853
Exercisable options at June 30, 2017	217
Weighted average remaining contractual term (in years)	8.7
Weighted average grant date fair value per option
granted in 2017	$—
Weighted average exercise price of exercisable options
at June 30, 2017	$13.97
Weighted average exercise price of outstanding options
at June 30, 2017	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2017 totaled $0.9 million and $0.4 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2016 totaled $0.5 million and $0.6 million, respectively. As of June 30, 2017, there was $5.5 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th vested on the last day of the next eight months, subject to the director’s continuing service on each vesting date. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a Change in Control (as defined in the 2015 Plan) and the third anniversary of the date of grant. In connection with the resignation of one of the directors, the RSUs awarded to the resigning director immediately vested. The RSUs granted to the remaining directors vested in 2016. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million respectively. There was no stock-based compensation expense related to the RSU awards for the three and six months ended June 30, 2017.

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the six months ended June 30, 2017, 5,904 shares of Class C Common Stock and 6,209 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million During the six months ended June 30, 2017, the Company recognized expense related to the 2015 Retention Program of $0.7 million, of which $0.4 million related to the common stock portion of the Retention Awards. During the three and six months ended June 30, 2016, the Company recognized expense related to the 2015 Retention Program of $0.8 million and $1.8 million, respectively, of which $0.4 million and $0.9 million, respectively, related to the common stock portion of the Retention Awards. There was no expense recognized related to the 2015 Retention Plan during the three months ended June 30, 2017.

10. RELATED PARTY TRANSACTIONS

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

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to accounting irregularities in the former CUC International, Inc. announced on April 15, 1998. Of the legal proceedings disclosed in Note 8 to our unaudited condensed consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International, and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group, LLC or Affinion International.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business, Travelport, to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

As discussed in Note 4, on May 10, 2017, the Company completed the Exchange Offers and exercised its option under the Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. Prior to the completion of the Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock.  In connection with the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, as of June 30, 2017, the Company issued approximately $500.1 million aggregate principal amount of New Notes and New Warrants to purchase 3,845,346 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

11. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2017:

								Fair Value At
						2022 and		June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	21.7	$—	$—	$—	$—	$532.6	$554.3	$501.1
Average interest rate	13.97%	14.10%	14.85%	15.50%	15.50%	15.50
Variable rate debt	$10.1	$13.4	$28.5	$58.6	$67.0	$1,203.7	$1,381.3	$1,394.5
Average interest rate (a)	8.96%	8.96%	8.96%	8.96%	8.96%	8.96%

(a)	Average interest rate is based on rates in effect at June 30, 2017.

Foreign Currency Forward Contracts

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds.

During the three and six months ended June 30, 2017, the Company recognized a realized loss on the forward contracts of $0.7 million and $1.3 million, respectively. During the three and six months ended June 30, 2016, the Company recognized a realized gain on the forward contracts of $1.4 million and $1.9 million, respectively.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2017 and December 31, 2016 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2017 and December 31, 2016 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At December 31, 2016, the Company’s estimated fair value of its foreign currency forward contracts was based upon available market information. The fair value of the foreign currency forward contracts was based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value was determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts was a major financial institution.

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

There were no financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, other than foreign currency forward contracts as of December 31, 2016. Such contracts historically had a term of approximately thirty days and were held to maturity. The fair value of the foreign currency forward contracts was measured based on significant observable inputs (Level 2).

12. SEGMENT INFORMATION

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

Net Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in millions)
Global Loyalty	$55.5	$40.0	$112.5	$79.9
Global Customer Engagement	89.0	98.7	178.2	202.3
Insurance Solutions	56.2	55.3	112.9	112.7
Subtotal	200.7	194.0	403.6	394.9
Legacy Membership and Package	36.6	50.4	74.8	104.6
Eliminations	—	(0.4)	—	(0.6)
	$237.3	$244.0	$478.4	$498.9

Segment EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in millions)
Global Loyalty	$3.5	$12.8	$23.6	$26.4
Global Customer Engagement	10.0	18.1	22.9	37.7
Insurance Solutions	17.8	17.2	37.8	38.9
Subtotal	31.3	48.1	84.3	103.0
Legacy Membership and Package	8.1	14.4	17.1	24.5
Corporate	(12.4)	(13.8)	(25.0)	(30.9)
	$27.0	$48.7	$76.4	$96.6

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in millions)
Segment EBITDA	$27.0	$48.7	$76.4	$96.6
Depreciation and amortization	(11.6)	(13.9)	(22.9)	(28.2)
Income from operations	$15.4	$34.8	$53.5	$68.4

13. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, and the related condensed consolidating statements of comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2017 and 2016 for (i) the Company (Affinion Group Holdings, Inc., which is a parent guarantor of the New Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the New Notes (Affinion Group, Inc.) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that guarantee the New Notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that do not guarantee the New Notes) on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the New Notes (Affinion Group, Inc.) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1.5	$25.4	$14.3	$18.1	$—	$59.3
Restricted cash	—	11.1	18.7	6.0	—	35.8
Receivables, net	—	2.7	110.3	32.7	—	145.7
Profit-sharing receivables from insurance carriers	—	—	22.3	—	—	22.3
Prepaid commissions	—	—	33.3	2.6	—	35.9
Intercompany interest receivable	—	—	0.5	—	(0.5)	—
Other current assets	—	18.6	31.4	14.0	—	64.0
Total current assets	1.5	57.8	230.8	73.4	(0.5)	363.0
Property and equipment, net	—	7.6	93.4	6.1	—	107.1
Contract rights and list fees, net	—	—	17.1	—	—	17.1
Goodwill	—	—	186.5	35.7	—	222.2
Other intangibles, net	—	—	33.2	5.0	—	38.2
Investment in subsidiaries	—	2,500.9	496.3	—	(2,997.2)	—
Intercompany loan receivable	—	346.6	27.0	46.3	(419.9)	—
Intercompany receivables	40.6	—	2,550.8	—	(2,591.4)	—
Other non-current assets	—	0.4	31.4	2.0	—	33.8
Total assets	$42.1	$2,913.3	$3,666.5	$168.5	$(6,009.0)	$781.4
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$35.1	$—	$—	$—	$35.1
Accounts payable and accrued expenses	4.5	83.8	216.1	47.8	—	352.2
Intercompany interest payable	—	0.5	—	—	(0.5)	-
Deferred revenue	—	—	46.9	6.2	—	53.1
Income taxes payable	—	0.2	0.9	2.2	—	3.3
Total current liabilities	4.5	119.6	263.9	56.2	(0.5)	443.7
Long-term debt	11.5	1,807.7	10.2	—	—	1,829.4
Deferred income taxes	—	2.4	25.7	0.4	—	28.5
Deferred revenue	—	0.3	3.9	0.1	—	4.3
Intercompany loans payable	28.9	10.2	310.4	70.4	(419.9)	—
Intercompany payables	—	2,558.9	18.6	13.9	(2,591.4)	—
Other long-term liabilities	—	8.6	21.7	1.9	—	32.2
Negative carrying amount of subsidiaries, net	1,555.1	—	—	631.0	(2,186.1)	—
Total liabilities	1,600.0	4,507.7	654.4	773.9	(5,197.9)	2,338.1
Total Affinion Group Holdings, Inc. deficit	(1,557.9)	(1,594.4)	3,012.1	(606.6)	(811.1)	(1,557.9)
Non-controlling interest in subsidiary	—	—	—	1.2	—	1.2
Total deficit	(1,557.9)	(1,594.4)	3,012.1	(605.4)	(811.1)	(1,556.7)
Total liabilities and deficit	$42.1	$2,913.3	$3,666.5	$168.5	$(6,009.0)	$781.4

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1.5	$9.1	$12.8	$14.3	$—	$37.7
Restricted cash	—	—	20.1	6.0	—	26.1
Receivables, net	—	2.6	104.7	28.6	—	135.9
Profit-sharing receivables from insurance carriers	—	—	18.8	—	—	18.8
Prepaid commissions	—	—	33.1	0.8	—	33.9
Intercompany interest receivable	—	—	1.1	—	(1.1)	—
Other current assets	—	11.8	42.5	16.3	—	70.6
Total current assets	1.5	23.5	233.1	66.0	(1.1)	323.0
Property and equipment, net	—	4.9	93.7	6.9	—	105.5
Contract rights and list fees, net	—	—	16.4	—	—	16.4
Goodwill	—	—	184.9	33.3	—	218.2
Other intangibles, net	—	—	36.4	5.1	—	41.5
Investment in subsidiaries	—	2,396.6	498.6	—	(2,895.2)	—
Intercompany loan receivable	—	192.9	38.4	23.3	(254.6)	—
Intercompany receivables	16.2	—	2,370.8	13.0	(2,400.0)	—
Other non-current assets	—	—	32.3	2.0	—	34.3
Total assets	$17.7	$2,617.9	$3,504.6	$149.6	$(5,550.9)	$738.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	4.7	83.2	189.6	50.1	—	327.6
Intercompany interest payable	—	—	1.1	—	(1.1)	—
Deferred revenue	—	0.1	48.8	5.9	—	54.8
Income taxes payable	—	0.5	0.7	1.5	—	2.7
Total current liabilities	4.7	91.6	240.2	57.5	(1.1)	392.9
Long-term debt	15.0	1,687.7	153.1	—	—	1,855.8
Deferred income taxes	—	2.1	24.2	0.6	—	26.9
Deferred revenue	—	0.3	4.0	0.5	—	4.8
Intercompany loans payable	28.9	23.8	138.1	63.8	(254.6)	—
Intercompany payables	—	2,387.5	12.5	—	(2,400.0)	—
Other long-term liabilities	—	8.3	21.4	1.7	—	31.4
Negative carrying amount of subsidiaries, net	1,542.8	—	—	631.0	(2,173.8)	—
Total liabilities	1,591.4	4,201.3	593.5	755.1	(4,829.5)	2,311.8
Total Affinion Group Holdings, Inc. deficit	(1,573.7)	(1,583.4)	2,911.1	(606.3)	(721.4)	(1,573.7)
Non-controlling interest in subsidiary	—	—	—	0.8	—	0.8
Total deficit	(1,573.7)	(1,583.4)	2,911.1	(605.5)	(721.4)	(1,572.9)
Total liabilities and deficit	$17.7	$2,617.9	$3,504.6	$149.6	$(5,550.9)	$738.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$—	$208.7	$28.6	$—	$237.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	67.1	9.3	—	76.5
Operating costs	—	11.0	83.3	11.8	—	106.1
General and administrative	—	12.4	11.2	2.7	—	26.3
Facility exit costs	—	—	—	1.4	—	1.4
Depreciation and amortization	—	—	10.5	1.1	—	11.6
Total expenses	—	23.5	172.1	26.3	—	221.9
Income (loss) from operations	—	(23.5)	36.6	2.3	—	15.4
Interest income	—	—	0.1	—	—	0.1
Interest expense	(0.5)	(43.4)	(0.5)	(0.2)	—	(44.6)
Interest income (expense) - intercompany	(0.2)	(0.1)	0.2	0.1	—	—
Gain (loss) on extinguishment of debt	—	(4.1)	10.4	—	—	6.3
Other expense, net	—	—	(0.1)	—	—	(0.1)
Income (loss) before income taxes and non-controlling interest	(0.7)	(71.1)	46.7	2.2	—	(22.9)
Income tax expense	—	(0.2)	(1.2)	(0.8)	—	(2.2)
	(0.7)	(71.3)	45.5	1.4	—	(25.1)
Equity in income (loss) of subsidiaries	(24.7)	46.6	1.1	—	(23.0)	—
Net income (loss)	(25.4)	(24.7)	46.6	1.4	(23.0)	(25.1)
Less: net income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.4)	$(24.7)	$46.6	$1.1	$(23.0)	$(25.4)

Net income (loss)	$(25.4)	$(24.7)	$46.6	$1.4	$(23.0)	$(25.1)
Currency translation adjustment, net of tax	3.0	2.7	(1.1)	1.9	(3.8)	2.7
Comprehensive income (loss)	(22.4)	(22.0)	45.5	3.3	(26.8)	(22.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(22.4)	$(22.0)	$45.5	$3.3	$(26.8)	$(22.4)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$—	$422.4	$56.0	$—	$478.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	133.3	21.0	—	154.4
Operating costs	—	21.6	147.3	26.6	—	195.5
General and administrative	0.1	24.4	21.4	4.7	—	50.6
Facility exit costs	—	—	0.1	1.4	—	1.5
Depreciation and amortization	—	0.2	20.6	2.1	—	22.9
Total expenses	0.1	46.3	322.7	55.8	—	424.9
Income (loss) from operations	(0.1)	(46.3)	99.7	0.2	—	53.5
Interest income	—	—	0.1	—	—	0.1
Interest expense	(1.0)	(69.2)	(1.4)	(0.5)	—	(72.1)
Interest income (expense) - intercompany	(0.4)	(0.5)	0.6	0.3	—	—
Gain (loss) on extinguishment of debt	—	(4.1)	10.4	—	—	6.3
Other expense, net	—	—	(0.2)	—	—	(0.2)
Income (loss) before income taxes and non-controlling interest	(1.5)	(120.1)	109.2	(0.0)	—	(12.4)
Income tax expense	—	(0.4)	(2.5)	(1.7)	—	(4.6)
	(1.5)	(120.5)	106.7	(1.7)	—	(17.0)
Equity in income (loss) of subsidiaries	(16.1)	104.4	(2.3)	—	(86.0)	—
Net income (loss)	(17.6)	(16.1)	104.4	(1.7)	(86.0)	(17.0)
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(17.6)	$(16.1)	$104.4	$(2.3)	$(86.0)	$(17.6)

Net income (loss)	$(17.6)	$(16.1)	$104.4	$(1.7)	$(86.0)	$(17.0)
Currency translation adjustment, net of tax	3.8	3.6	(1.2)	2.3	(4.9)	3.6
Comprehensive income (loss)	(13.8)	(12.5)	103.2	0.6	(90.9)	(13.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(13.8)	$(12.5)	$103.2	$0.2	$(90.9)	$(13.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$—	$213.7	$30.3	$—	$244.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	72.7	11.9	—	84.7
Operating costs	—	10.7	55.7	16.3	—	82.7
General and administrative	0.1	13.7	11.1	3.0	—	27.9
Depreciation and amortization	—	0.1	12.3	1.5	—	13.9
Total expenses	0.1	24.6	151.8	32.7	—	209.2
Income (loss) from operations	(0.1)	(24.6)	61.9	(2.4)	—	34.8
Interest income	—	—	0.1	—	—	0.1
Interest expense	(0.5)	(25.4)	(0.6)	(0.2)	—	(26.7)
Interest income (expense) - intercompany	(0.2)	(1.1)	1.1	0.2	—	—
Income (loss) before income taxes and non-controlling interest	(0.8)	(51.1)	62.5	(2.4)	—	8.2
Income tax expense	—	(0.2)	(0.5)	(0.2)	—	(0.9)
	(0.8)	(51.3)	62.0	(2.6)	—	7.3
Equity in income of subsidiaries	8.0	59.3	(2.7)	—	(64.6)	—
Net income (loss)	7.2	8.0	59.3	(2.6)	(64.6)	7.3
Less: net income attributable to non-controlling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$7.2	$8.0	$59.3	$(2.7)	$(64.6)	$7.2

Net income (loss)	$7.2	$8.0	$59.3	$(2.6)	$(64.6)	$7.3
Currency translation adjustment, net of tax	(4.4)	(4.4)	0.7	(1.1)	4.8	(4.4)
Comprehensive income (loss)	2.8	3.6	60.0	(3.7)	(59.8)	2.9
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$2.8	$3.6	$60.0	$(3.8)	$(59.8)	$2.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$—	$436.7	$62.2	$—	$498.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	146.9	25.8	—	172.8
Operating costs	—	22.3	112.9	34.3	—	169.5
General and administrative	0.1	30.4	25.4	4.1	—	60.0
Depreciation and amortization	—	0.2	25.0	3.0	—	28.2
Total expenses	0.1	53.0	310.2	67.2	—	430.5
Income (loss) from operations	(0.1)	(53.0)	126.5	(5.0)	—	68.4
Interest income	—	—	0.2	—	—	0.2
Interest expense	(1.0)	(52.2)	(0.7)	(0.5)	—	(54.4)
Interest income (expense) - intercompany	(0.3)	(0.8)	0.9	0.2	—	—
Income (loss) before income taxes and non-controlling interest	(1.4)	(106.0)	126.9	(5.3)	—	14.2
Income tax expense	-	(0.5)	(2.1)	(1.4)	—	(4.0)
	(1.4)	(106.5)	124.8	(6.7)	—	10.2
Equity in income of subsidiaries	11.4	117.9	(6.9)	—	(122.4)	—
Net income (loss)	10.0	11.4	117.9	(6.7)	(122.4)	10.2
Less: net income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$10.0	$11.4	$117.9	$(6.9)	$(122.4)	$10.0

Net income (loss)	$10.0	$11.4	$117.9	$(6.7)	$(122.4)	$10.2
Currency translation adjustment, net of tax	(4.4)	(4.4)	1.9	0.2	2.3	(4.4)
Comprehensive income (loss)	5.6	7.0	119.8	(6.5)	(120.1)	5.8
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$5.6	$7.0	$119.8	$(6.7)	$(120.1)	$5.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(17.6)	$(16.1)	$104.4	$(1.7)	$(86.0)	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.2	20.6	2.1	—	22.9
Amortization of debt discount and financing costs	—	4.5	—	—	—	4.5
Provision for accounts receivable loss	—	—	1.0	1.9	—	2.9
Amortization of carrying value adjustment	—	(10.4)	(3.2)	—	—	(13.6)
Gain on extinguishment of debt, net	—	4.1	(10.4)	—	—	(6.3)
Facility exit costs	—	—	0.1	1.4	—	1.5
Share-based compensation	—	1.3	—	—	—	1.3
Equity in (income) loss of subsidiaries	16.1	(104.4)	2.3	—	86.0	—
Deferred income taxes	—	0.2	1.7	(0.1)	—	1.8
Net change in assets and liabilities:
Restricted cash	—	(11.1)	1.3	0.3	—	(9.5)
Receivables	—	(0.2)	(6.3)	(5.8)	—	(12.3)
Receivables from related parties	—	(0.6)	0.6	—	—	—
Profit-sharing receivables from insurance carriers	—	—	(3.5)	—	—	(3.5)
Prepaid commissions	—	—	0.2	(1.6)	—	(1.4)
Other current assets	—	(7.0)	11.9	3.0	—	7.9
Contract rights and list fees	—	—	(0.7)	—	—	(0.7)
Other non-current assets	—	(0.4)	1.0	0.2	—	0.8
Accounts payable and accrued expenses	0.8	(2.0)	27.0	(3.3)	—	22.5
Payables to related parties	0.7	(0.7)	—	—	—	—
Deferred revenue	—	—	(2.8)	(0.4)	—	(3.2)
Income taxes receivable and payable	—	(0.3)	0.1	0.8	—	0.6
Other long-term liabilities	—	0.2	—	(1.4)	—	(1.2)
Other, net	—	(1.6)	6.8	(7.7)	—	(2.5)
Net cash provided by (used in) operating activities	—	(144.3)	152.1	(12.3)	—	(4.5)
Investing Activities
Capital expenditures	—	(2.5)	(16.3)	(0.6)	—	(19.4)
Acquisition-related payments	—	—	—	(0.4)	—	(0.4)
Restricted cash	—	—	0.2	—	—	0.2
Intercompany receivables and payables	—	—	(187.8)	—	187.8	—
Net cash used in investing activities	—	(2.5)	(203.9)	(1.0)	187.8	(19.6)
Financing Activities
Proceeds from borrowing	—	1,516.1	—	—	—	1,516.1
Borrowings under revolving credit facility, net	—	58.0	—	—	—	58.0
Principal payments on borrowings	—	(1,387.7)	(118.6)	—	—	(1,506.3)
Financing costs	—	(23.4)	—	—	—	(23.4)
Other financing activities	—	0.3	0.2	(0.7)	—	(0.2)
Intercompany receivables and payables	—	147.0	—	40.8	(187.8)	—
Intercompany loans	—	(147.2)	171.1	(23.9)	—	—
Net cash provided by financing activities	—	163.1	52.7	16.2	(187.8)	44.2
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.6	0.9	—	1.5
Net increase in cash and cash equivalents	-	16.3	1.5	3.8	—	21.6
Cash and cash equivalents, beginning of period	1.5	9.1	12.8	14.3	—	37.7
Cash and cash equivalents, end of period	$1.5	$25.4	$14.3	$18.1	$—	$59.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$10.0	$11.4	$117.9	$(6.7)	$(122.4)	$10.2
Adjustments to reconcile net income (loss) to net cash provided by used in operating activities
Depreciation and amortization	—	0.2	25.0	3.0	—	28.2
Amortization of debt discount and financing costs	—	3.0	—	—	—	3.0
Provision for accounts receivable loss	—	—	0.4	—	—	0.4
Amortization of carrying value adjustment	—	(14.5)	(4.2)	—	—	(18.7)
Share-based compensation	—	1.7	—	—	—	1.7
Equity in (income) loss of subsidiaries	(11.4)	(117.9)	6.9	—	122.4	—
Deferred income taxes	—	0.2	1.4	(0.1)	—	1.5
Net change in assets and liabilities:
Restricted cash	—	—	1.0	(0.5)	—	0.5
Receivables	—	—	(10.0)	3.4	—	(6.6)
Receivables from related parties	—	1.2	(1.2)	—	—	—
Profit-sharing receivables from insurance carriers	—	—	1.0	—	—	1.0
Prepaid commissions	—	—	6.1	0.5	—	6.6
Other current assets	—	9.0	9.2	3.1	—	21.3
Contract rights and list fees	—	—	0.7	—	—	0.7
Other non-current assets	—	(1.2)	(0.3)	0.2	—	(1.3)
Accounts payable and accrued expenses	0.2	(3.0)	(18.3)	(6.5)	—	(27.6)
Payables to related parties	(1.5)	1.5	—	—	—	—
Deferred revenue	—	(0.1)	(11.5)	(0.5)	—	(12.1)
Income taxes receivable and payable	—	(0.4)	(0.5)	0.5	—	(0.4)
Other long-term liabilities	—	—	(0.9)	(1.4)	—	(2.3)
Other, net	—	1.2	0.4	(0.8)	—	0.8
Net cash provided by (used in) operating activities	(2.7)	(107.7)	123.1	(5.8)	—	6.9
Investing Activities
Capital expenditures	—	(1.2)	(9.7)	(0.8)	—	(11.7)
Restricted cash	—	—	0.4	(0.1)	—	0.3
Intercompany receivables and payables	—	—	(123.5)	—	123.5	—
Net cash used in investing activities	—	(1.2)	(132.8)	(0.9)	123.5	(11.4)
Financing Activities
Principal payments on borrowings	—	(3.9)	(0.1)	—	—	(4.0)
Intercompany receivables and payables	—	119.3	—	4.2	(123.5)	—
Capital contribution to subsidiary	—	(0.3)	—	0.3	—	—
Intercompany loans	—	(25.5)	19.7	5.8	—	—
Dividend paid to non-controlling interest	—	—	0.3	(0.5)	—	(0.2)
Net cash provided by financing activities	—	89.6	19.9	9.8	(123.5)	(4.2)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.6)	(0.3)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	(2.7)	(19.3)	9.6	2.8	—	(9.6)
Cash and cash equivalents, beginning of period	4.2	31.0	7.4	12.8	—	55.4
Cash and cash equivalents, end of period	$1.5	$11.7	$17.0	$15.6	$—	$45.8

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2017 to 2016. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2017 and 2016, and our financial condition as of June 30, 2017, as well as a discussion of our liquidity and capital resources as of June 30, 2017.

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

Our customer engagement solutions may be categorized in two ways: (1) revenue enhancement, which is a traditional subscription-based model, and (2) engagement solutions, which is a fee-for-service or transactional based model.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 8 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “— 2017 Credit Agreement Refinancing and International Notes Redemption” and the 2017 Exchange Offers, issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “— 2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

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

2015 Exchange Offers, 2015 Rights Offering and Reclassification

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for shares of Common Stock and (b) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its outstanding 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for shares of Common Stock of Affinion Holdings and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed a rights offering (the “2015 Rights Offering”) giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of International Notes (as defined below) and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of Investments senior subordinated notes.

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International (as defined below) jointly conducted the 2015 Rights Offering for International Notes and shares of Common Stock. The 2015 Rights Offering was for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a non-participating penny warrant (the “Limited Warrant”) to purchase up to 462,266 shares of Common Stock.

Upon consummation of the 2015 Exchange Offers, the 2015 Consent Solicitations (as defined below) and the 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows: All of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants (the “Series A Warrants”)), consisting of 84,842,535 outstanding shares  of Class A Common Stock and 45,003,196 shares of Class A Common Stock underlying the Series A Warrants, was converted into (i) 490,083 shares of Affinion Holdings’ Class C Common Stock, par value $0.01 per share (the “Class C Common Stock”), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) 515,877 shares of Affinion Holdings’ Class D Common Stock, par value $0.01 per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In connection with the Reclassification, (i) the Apollo Funds received 218,002 shares of the Class C Common Stock and 229,476 shares of the Class D Common Stock, or 4.7% of the outstanding Common Stock on a  beneficial ownership basis after giving effect to the conversion of the Class C/D  Common Stock held by the Apollo Funds, and (ii) General Atlantic received 65,945 shares of the Class C Common Stock and 69,415 shares of the Class D Common Stock, or 1.5% of the outstanding Common Stock on a beneficial ownership basis after giving effect to the conversion of the Class C/D Common Stock held by General Atlantic.

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

2017 Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new credit facility (the “New Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The New Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the New Credit Facility), if any, and the proceeds from certain specified transactions.

The proceeds of the term loans under the New Credit Facility were used by Affinion to refinance its credit facility, which was amended and restated in May 2014, to redeem in full the International Notes to pay transaction fees and expenses and for general corporate purposes.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and new warrants (the “New Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) New Notes and New Warrants or (ii) cash. Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of Investments’ senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments’ senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion

Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers, as described in more detail in Note 5.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings’ exercised its option to redeem the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum. In connection with the redemption of the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and the $10.2 million principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer, the Company anticipates recognizing a loss of approximately $0.7 million during the three months ending September 30, 2017.

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion Group issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price approximately $23.5 million to Affinion Group, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The Additional Notes and Additional Warrants issued by Affinion Group and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion Group issued on May 10, 2017.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement)  of  New Warrants at an exercise price of $0.01 per New Warrant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Global Loyalty
Gross Transactional Sales Volume (1)	$850,130	$493,450	$1,612,967	$974,530
Gross Transactional Sales Volume per Transaction (1)	$281.22	$151.66	$245.45	$150.98
Total Transactions	3,023	3,254	6,572	6,455
Global Customer Engagement
Average Subscribers (2)	2,462	2,637	2,497	2,681
Annualized Net Revenue per Average Subscriber (3)	$104.34	$104.31	$102.72	$104.30
Engagement Solutions Platform Revenue	$24,731	$29,925	$49,943	$62,445
Insurance Solutions
Average Supplemental Insureds (2)	3,144	3,350	3,169	3,385
Annualized Net Revenue per Supplemental Insured (3)	$69.92	$64.71	$69.72	$65.30
Legacy Membership and Package
Average Legacy Members (2)	1,154	1,679	1,186	1,821
Annualized Net Revenue per Legacy Member (3)	$104.85	$98.81	$105.75	$96.89

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

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our consolidated results of operations for the three months ended June 30, 2017 and 2016:

Summary of Operating Results for the Three Months Ended June 30, 2017

	Three Months Ended	Three Months Ended
	June 30,	June 30,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$237.3	$244.0	$(6.7)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	76.5	84.7	(8.2)
Operating costs	106.1	82.7	23.4
General and administrative	26.3	27.9	(1.6)
Facility exit costs	1.4	-	1.4
Depreciation and amortization	11.6	13.9	(2.3)
Total expenses	221.9	209.2	12.7
Income from operations	15.4	34.8	(19.4)
Interest income	0.1	0.1	—
Interest expense	(44.6)	(26.7)	(17.9)
Gain on debt extinguishment	6.3	—	6.3
Other expense, net	(0.1)	—	(0.1)
Income (loss) before income taxes and non-controlling interest	(22.9)	8.2	(31.1)
Income tax expense	(2.2)	(0.9)	(1.3)
Net income (loss)	(25.1)	7.3	(32.4)
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.4)	$7.2	$(32.6)

The following is a summary of changes affecting our operating results for the three months ended June 30, 2017.

Net revenues decreased $6.7 million, or 2.7%, for the three months ended June 30, 2017 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange and the timing of product launches with new clients. Net revenue increased in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased $21.7 million for the three months ended June 30, 2017 as compared to the same period of the prior year as the impact of the lower net revenues and higher operating costs was partially offset by lower marketing and commissions.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Net Revenues. During the three months ended June 30, 2017, we reported net revenues of $237.3 million, a decrease of $6.7 million, or 2.7%, as compared to net revenues of $244.0 million in the comparable period of 2016.  Global Loyalty net revenues increased $15.5 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $9.7 million in Global Customer Engagement primarily from the unfavorable impact of foreign exchange of $4.5 million and lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients along with lower revenue in our revenue enhancement business. Insurance Solutions net revenues increased $0.9 million as the impact from lower average supplemental insureds was more than offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.  Net revenues in Legacy Membership and Package decreased $13.8 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue, primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.4 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $8.2 million, or 9.7%, to $76.5 million for the three months ended June 30, 2017 from $84.7 million for the three months ended June 30, 2016. Marketing and commissions expense decreased $6.3 million in Global Customer Engagement primarily due to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing, and the favorable impact of foreign exchange.  Costs in Legacy Membership and Package decreased by $3.2 million primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased by $23.4 million, or 28.3%, to $106.1 million for the three months ended June 30, 2017 from $82.7 million for the three months ended June 30, 2016. Costs increased $24.2 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues and a charge of $18.1 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The majority of the charge is associated with a commercial dispute with one of our gift card providers and we are seeking to recover that portion of the charge from that provider. Our internal investigation of this cyber theft is substantially complete. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.  Operating costs decreased $3.6 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes. Costs increased $1.7 million in Global Customer Engagement primarily due to employee costs related to restructuring efforts.

General and Administrative Expense. General and administrative expense decreased by $1.6 million, or 5.7% to $26.3 million for the three months ended June 30, 2017 from $27.9 million for the three months ended June 30, 2016. Corporate costs decreased $1.8 million primarily due to lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.3 million for the three months ended June 30, 2017 to $11.6 million from $13.9 million for the three months ended June 30, 2016, primarily from a decrease in amortization expense of $1.0 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships, which are amortized on an accelerated basis. Depreciation expense decreased $1.3 million.

Interest Expense. Interest expense increased $17.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of restructuring our debt on May 10, 2017 whereby we entered into a new credit facility for term loans totaling $1.340 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Holdings’ 2013 senior notes and Affinion Investments senior subordinated notes for New Notes and warrants to acquire Holdings’ common stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain on Extinguishment of Debt. For the six months ended June 30, 2017, we recorded a gain in the amount of $6.3 million as a result of restructuring our debt on May 10, 2017.

Income Tax Expense. Income tax expense increased by $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to an increase in the current foreign and deferred federal and state tax provisions for the three months ended June 30, 2017, partially offset by a decrease in the current state tax provision and deferred foreign tax provision for the same period.

The Company’s effective income tax rates for the three months ended June 30, 2017 and 2016 were (9.3)% and 10.4%, respectively. The difference in the effective tax rates for the three months ended June 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $8.2 million for the three months ended June 30, 2016 to a loss before income taxes and non-controlling interest of $(22.9) million for the three months ended June 30, 2017 and an increase in the income tax provision from $0.9 million for the three months ended June 30, 2016 to $2.2 million for the three months ended June 30, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$55.5	$40.0	$15.5	$3.5	$12.8	$(9.3)	$21.6	$13.4	$8.2
Global Customer Engagement	89.0	98.7	(9.7)	10.0	18.1	(8.1)	15.1	19.4	(4.3)
Insurance Solutions	56.2	55.3	0.9	17.8	17.2	0.6	17.8	17.1	0.7
Subtotal	200.7	194.0	6.7	31.3	48.1	(16.8)	54.5	49.9	4.6
Legacy Membership and Package	36.6	50.4	(13.8)	8.1	14.4	(6.3)	10.9	17.5	(6.6)
Eliminations	—	(0.4)	0.4	—	—	—	—	—	—
Corporate	—	—	—	(12.4)	(13.8)	1.4	(11.8)	(10.4)	(1.4)
Total	$237.3	$244.0	$(6.7)	27.0	48.7	(21.7)	53.6	57.0	(3.4)
Business optimization expenses and restructuring charges or expenses							(6.5)	(4.6)	(1.9)
Extraordinary or nonrecurring or unusual losses, expenses or charges							(20.2)	(1.9)	(18.3)
Other, net							0.1	(1.8)	1.9
Depreciation and amortization				(11.6)	(13.9)	2.3	(11.6)	(13.9)	2.3
Income from operations				$15.4	$34.8	$(19.4)	$15.4	$34.8	$(19.4)

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended June 30, 2017 and 2016 by reportable segment.

	Three Months Ended June 30, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$5.0	$—	$0.8	$0.7	$6.5
Extraordinary or nonrecurring or unusual losses, expenses or charges	18.1	—	—	2.0	0.1	20.2
Other, net	—	0.1	—	—	(0.2)	(0.1)
Total	$18.1	$5.1	$—	$2.8	$0.6	$26.6

	Three Months Ended June 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.6	$0.9	$0.1	$1.6	$1.4	$4.6
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	—	—	1.4	0.5	1.9
Other, net	—	0.4	(0.2)	0.1	1.5	1.8
Total	$0.6	$1.3	$(0.1)	$3.1	$3.4	$8.3

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 12 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $15.5 million, or 38.8%, for the three months ended June 30, 2017 to $55.5 million as compared to $40.0 million for the three months ended June 30, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased by $9.3 million, or 72.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as the impact of the higher net revenue was more than offset by higher servicing costs and a charge of $18.1 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The majority of the charge is associated with a commercial dispute with one of our gift card providers and we are seeking to recover that portion of the charge from that provider. Our internal investigation of this cyber theft is substantially complete. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable. Excluding the impact of the charge related to the gift card inventory cyber theft, Segment EBITDA would have increased $8.8 million for the period, or 68.8%.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $9.7 million, or 9.8%, to $89.0 million for the three months ended June 30, 2017 as compared to $98.7 million for the three months ended June 30, 2016. Net revenues decreased $4.5 million from the unfavorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $5.2 million primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients, as well as lower revenue in our revenue enhancement business.

Segment EBITDA decreased $8.1 million, or 44.8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as lower net revenues of $9.7 million and higher operating, general and administrative and facility exit costs totaling $4.7 million were partially offset by lower marketing and commissions of $6.3 million. The lower marketing and commissions were primarily attributable to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing and the favorable impact of foreign exchange. The higher operating, general and administrative and facility exit costs were primarily the result of costs related to restructuring efforts and a provision recorded related to the collectability of a customer receivable.

Insurance Solutions. Insurance Solutions net revenues increased by $0.9 million, or 1.6%, to $56.2 million for the three months ended June 30, 2017 as compared to $55.3 million for the three months ended June 30, 2016. Net revenues increased as the impact from lower average supplemental insureds was more than offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.

Segment EBITDA increased by $0.6 million, or 3.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as the impact of higher net revenues was principally offset by slightly higher operating expenses of $0.3 million.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $13.8 million, or 27.4%, to $36.6 million for the three months ended June 30, 2017 as compared to $50.4 million for the three months ended June 30, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.4 million.

Segment EBITDA decreased by $6.3 million, or 43.8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $13.8 million was partially offset by lower marketing and commissions expense of $3.2 million, lower operating costs of $3.6 million and lower general and administrative costs of $0.7 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $1.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily the result of lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes our consolidated results of operations for the six months ended June 30, 2017 and 2016:

Summary of Operating Results for the Six Months Ended June 30, 2017

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$478.4	$498.9	$(20.5)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	154.4	172.8	(18.4)
Operating costs	195.5	169.5	26.0
General and administrative	50.6	60.0	(9.4)
Facility exit costs	1.5	—	1.5
Depreciation and amortization	22.9	28.2	(5.3)
Total expenses	424.9	430.5	(5.6)
Income from operations	53.5	68.4	(14.9)
Interest income	0.1	0.2	(0.1)
Interest expense	(72.1)	(54.4)	(17.7)
Gain on debt extinguishment	6.3	—	6.3
Other income, net	(0.2)	—	(0.2)
Income (loss) before income taxes and non-controlling interest	(12.4)	14.2	(26.6)
Income tax expense	(4.6)	(4.0)	(0.6)
Net income (loss)	(17.0)	10.2	(27.2)
Less: net income attributable to non-controlling interest	(0.6)	(0.2)	(0.4)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(17.6)	$10.0	$(27.6)

The following is a summary of changes affecting our operating results for the six months ended June 30, 2017.

Net revenues decreased $20.5 million, or 4.1%, for the six months ended June 30, 2017 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange and the timing of product launches with new clients. Net revenue increased in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased $20.2 million for the six months ended June 30, 2017 as compared to the same period of the prior year as the impact of the lower net revenues and higher operating costs was partially offset by lower marketing and commissions and lower general and administrative expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Net Revenues. During the six months ended June 30, 2017, we reported net revenues of $478.4 million, a decrease of $20.5 million, or 4.1%, as compared to net revenues of $498.9 million in the comparable period of 2016.  Global Loyalty net revenues increased $32.6 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $24.1 million in Global Customer Engagement primarily from the unfavorable impact of foreign exchange of $9.4 million and lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients along with lower revenue in our revenue enhancement business.  Insurance Solutions net revenues increased $0.2 million as the impact from lower average supplemental insureds was principally offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.  Net revenues in Legacy Membership and Package decreased $29.8 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.8 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $18.4 million, or 10.6%, to $154.4 million for the six months ended June 30, 2017 from $172.8 million for the six months ended June 30, 2016. Marketing and commissions expense decreased $12.2 million in Global Customer Engagement primarily due to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing, and the favorable impact of foreign exchange. Costs decreased in Legacy Membership and Package by $8.0 million primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased by $26.0 million, or 15.3%, to $195.5 million for the six months ended June 30, 2017 from $169.5 million for the six months ended June 30, 2016. Costs increased $34.7 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues and a charge of $23.3 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider and we are seeking to recover that portion of the charge from that provider. Our internal investigation of this cyber theft is substantially complete. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.  Operating costs decreased $8.4 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $9.4 million, or 15.7% to $50.6 million for the six months ended June 30, 2017 from $60.0 million for the six months ended June 30, 2016. Corporate costs decreased $5.5 million primarily due to cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings. Costs decreased $6.0 million in Legacy Membership and Package primarily due to lower reserves related to certain legal matters. Costs increased $2.7 million in Global Customer Engagement primarily due to a provision recorded related to the collectability of a customer receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $5.3 million for the six months ended June 30, 2017 to $22.9 million from $28.2 million for the six months ended June 30, 2016 primarily from a decrease in amortization expense of $2.1 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased $3.2 million primarily the result of fully depreciating significant capital projects in 2016.

Interest Expense. Interest expense increased $17.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of restructuring our debt on May 10, 2017, whereby we entered into a new credit facility for term loans totaling $1.340 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Holdings’ 2013 senior notes and Affinion Investments senior subordinated notes for New Notes and warrants to acquire Holdings’ common stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain on Extinguishment of Debt. For the six months ended June 30, 2017, we recorded a gain in the amount of $6.3 million as a result of restructuring our debt on May 10, 2017.

Income Tax Expense. Income tax expense increased by $0.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase in the current foreign and deferred state and foreign tax provisions for the six months ended June 30, 2017, partially offset by a decrease in the current state tax provision and deferred federal tax provision for the same period.

The Company’s effective income tax rates for the six months ended June 30, 2017 and 2016 were (36.4)% and 28.1%, respectively. The difference in the effective tax rates for the six months ended June 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $14.2 million for the six months ended June 30, 2016 to a loss before income taxes and non-controlling interest of $(12.4) million for the six months ended June 30, 2017 and an increase in the income tax provision from $4.0 million for the six months ended June 30, 2016 to $4.6 million for the six months ended June 30, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$112.5	$79.9	$32.6	$23.6	$26.4	$(2.8)	$46.6	$26.9	$19.7
Global Customer Engagement	178.2	202.3	(24.1)	22.9	37.7	(14.8)	29.9	40.7	(10.8)
Insurance Solutions	112.9	112.7	0.2	37.8	38.9	(1.1)	38.0	38.6	(0.6)
Subtotal	403.6	394.9	8.7	84.3	103.0	(18.7)	114.5	106.2	8.3
Legacy Membership and Package	74.8	104.6	(29.8)	17.1	24.5	(7.4)	21.8	35.7	(13.9)
Eliminations	—	(0.6)	0.6	—	—	—	—	—	—
Corporate	—	—	—	(25.0)	(30.9)	5.9	(22.8)	(25.4)	2.6
Total	$478.4	$498.9	$(20.5)	76.4	96.6	(20.2)	113.5	116.5	(3.0)
Business optimization expenses and restructuring charges or expenses							(9.7)	(9.6)	(0.1)
Extraordinary or nonrecurring or unusual losses, expenses or charges							(26.4)	(8.8)	(17.6)
Other, net							(1.0)	(1.5)	0.5
Depreciation and amortization				(22.9)	(28.2)	5.3	(22.9)	(28.2)	5.3
Income from operations				$53.5	$68.4	$(14.9)	$53.5	$68.4	$(14.9)

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the six months ended June 30, 2017 and 2016 by reportable segment.

	Six Months Ended June 30, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$6.6	$0.1	$1.6	$1.4	$9.7
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.3	0.1	—	3.0	—	26.4
Other, net	(0.3)	0.3	0.1	0.1	0.8	1.0
Total	$23.0	$7.0	$0.2	$4.7	$2.2	$37.1

	Six Months Ended June 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.2	$2.6	$0.1	$3.3	$2.4	$9.6
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	—	—	7.7	1.1	8.8
Other, net	(0.7)	0.4	(0.4)	0.2	2.0	1.5
Total	$0.5	$3.0	$(0.3)	$11.2	$5.5	$19.9

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 12 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $32.6 million, or 40.8%, for the six months ended June 30, 2017 to $112.5 million as compared to $79.9 million for the six months ended June 30, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased by $2.8 million, or 10.6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as the impact of the higher net revenue was more than offset by higher servicing costs and a charge of $23.3 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider and we are seeking to recover that portion of the charge from that provider. Our internal investigation of this cyber theft is substantially complete.  An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable. Excluding the impact of the charge related to the gift card inventory cyber theft, Segment EBITDA would have increased $20.5 million for the period, or 77.7%.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $24.1 million, or 11.9%, to $178.2 million for the six months ended June 30, 2017 as compared to $202.3 million for the six months ended June 30, 2016. Net revenues decreased $9.4 million from the unfavorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $14.7 million primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients, as well as lower revenue in our revenue enhancement business.

Segment EBITDA decreased $14.8 million, or 39.3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as the lower net revenues of $24.1 million and higher general and administrative and facility exit costs totaling $4.1 million were partially offset by lower marketing and commissions of $12.2 million and lower operating costs of $1.2 million. The lower marketing and commissions were primarily attributable to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing and the favorable impact of foreign exchange. The lower operating costs were primarily related to the favorable impact of foreign exchange. The higher general and administrative and facility exits costs were primarily the result of costs related to restructuring efforts and a provision recorded related to the collectability of a customer receivable.

Insurance Solutions. Insurance Solutions net revenues increased by $0.2 million, or 0.2%, to $112.9 million for the six months ended June 30, 2017 as compared to $112.7 million for the six months ended June 30, 2016. Net revenues increased as the impact from lower average supplemental insureds was principally offset by an increase in the average revenue per supplemental insured and a lower cost of insurance principally from lower claims experience.

Segment EBITDA decreased by $1.1 million, or 2.8%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily from the impact of higher operating expenses principally from higher marketing and commissions.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $29.8 million, or 28.5%, to $74.8 million for the six months ended June 30, 2017 as compared to $104.6 million for the six months ended June 30, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.8 million.

Segment EBITDA decreased by $7.4 million, or 30.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $29.8 million was partially offset by lower marketing and commissions expense of $8.0 million, lower operating costs of $8.4 million and lower general and administrative costs of $6.0 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to lower reserves related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $5.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily the result of cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2017 and December 31, 2016

	June 30,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Total assets	$781.4	$738.9	$42.5
Total liabilities	2,338.1	2,311.8	26.3
Total deficit	(1,556.7)	(1,572.9)	16.2

Total assets increased by $42.5 million principally due to an increase in cash and cash equivalents of $21.6 million, principally due to the timing of cash receipts at the end of the quarter.

Total liabilities increased by $26.3 million, primarily due to an increase in accounts payable and accrued expenses of $24.6 million, principally due to the reserve accrual related to the gift card inventory cyber theft.

Total deficit decreased by $16.2 million, principally due to the issuance of warrants of $28.3 million, share-based compensation of $1.3 million and the change in currency translation adjustment of $3.8 million, partially offset by the net loss attributable to the Company of $17.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe, based on our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under Affinion’s revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $3.35 million quarterly amortization payments on Affinion’s term loan facility under Affinion’s senior secured credit facility. In addition, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under Affinion’s term loan facility.

In addition to quarterly amortization payments, the first lien term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in Affinion’s senior secured credit facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the first lien term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period. Second, a prepayment may be required with the net proceeds of certain asset sales.   However, certain of such net proceeds will not be required to be applied to prepay Affinion’s senior secured credit facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months.

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

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available funds under the revolving credit facility under our New Credit Facility. In addition, during 2017 and 2018, our required quarterly amortization payments under the term loan under our New Credit Facility will be nominal and we also do not currently anticipate any other mandatory principal prepayments under the term loan.

Cash Flows – Six Months Ended June 30, 2017 and 2016

At June 30, 2017, we had $59.3 million of cash and cash equivalents on hand, an increase of $13.5 million from $45.8 million at June 30, 2016.

The following table summarizes our cash flows and compares the $21.6 million increase in our cash and cash equivalents on hand during the period from December 31, 2016 to June 30, 2017 to the $9.6 million decrease in our cash and cash equivalents on hand during the period from December 31, 2015 to June 30, 2016.

	Six Months Ended June 30,
	2017	2016	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(4.5)	$6.9	$(11.4)
Investing activities	(19.6)	(11.4)	(8.2)
Financing activities	44.2	(4.2)	48.4
Effect of exchange rate changes	1.5	(0.9)	2.4
Net change in cash and cash equivalents	$21.6	$(9.6)	$31.2

Operating Activities

During the six months ended June 30, 2017, we generated $11.4 million less cash from operating activities than during the six months ended June 30, 2016. Segment EBITDA decreased $20.2 million for the six months ended June 30, 2017, which includes a $23.3 million charge for the third-party gift card inventory theft, as compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we also paid approximately $8.0 million of costs related to the third-party gift card inventory cyber theft.

Investing Activities

We used $8.2 million more cash in investing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we used $19.4 million for capital expenditures and made $0.4 million in acquisition-related payments. During the six months ended June 30, 2016, we used $11.7 million for capital expenditures.

Financing Activities

We generated $48.4 million more cash from financing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we made payments on our first-lien and second-lien term loans for $753.8 million and $425.0 million, respectively, redeemed the International senior subordinated notes for $118.5 million, and redeemed a portion of Affinion’s 2013 senior notes for $205.7 million. We also issued New Notes for $212.3 million, received $1,306.5 million and $55.3 million of term loans and revolving credit facility under our New Credit Facility and incurred $23.4 million of financing costs related to the New Notes and New Credit Facility. During the six months ended June 30, 2016, we had repayments under Affinion’s first lien term loan and other debt of $4.0 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of June 30, 2017, we had approximately $1.9 billion in indebtedness.

At June 30, 2017, on a consolidated basis, Affinion had $1,336.7 million outstanding term loans under Affinion’s New Credit Facility, as defined below ($1,304.2 million, net of discount), $532.6 million outstanding under Affinion’s New Notes, as defined below ($508.7 million, net of discount), $10.2 million outstanding under Investments’ 2013 senior subordinated notes and $11.5 million outstanding under Affinion Holdings’ 2013 senior notes. At June 30, 2017, there were borrowings of $58.0 million ($55.3 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $52.0 million available under the revolving credit facility.

As of June 30, 2017, Affinion’s New Credit Facility and the indenture governing Affinion’s New Notes contained various restrictive covenants that apply to Affinion. As of June 30, 2017, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

On May 10, 2017, Affinion entered into the New Credit Facility having a five-year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. The proceeds of the term loans under the New Credit Facility were used by Affinion to refinance its existing senior secured credit facility (the “Credit Agreement Refinancing”), to redeem in full the International Notes (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The New Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the New Credit Facility), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the New Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ended June 30, 2017 and through December 31, 2017, the maximum ratio of senior secured debt to EBITDA was 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

On May 10, 2017, (a) Affinion completed the AGI Exchange Offer; (b) Affinion Holdings completed the Holdings Exchange Offer; and (c) Affinion Investments completed the Investments Exchange Offer.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of Investments’ senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments’ senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement to pay the cash tender consideration to participating holders in the Exchange Offers.

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

Also, on May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of the Affinion 2010 senior notes was consummated on May 15, 2017.

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

Previously, in connection with the Exchange Offers, on March 31, 2017, Elliott, Franklin, Empyrean, and ICG, all of whom were, or became as a result of the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemptions of Affinion’s 2010 senior notes, related parties, entered into the Investor Purchase Agreement with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. On May 10, 2017, Affinion exercised its option to redeem the Existing AGI Notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing the Existing AGI Notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued with as part of the Exchange Offers.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately $237.3 million principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the New Notes and New Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million principal amount of Investments’ senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum. In connection with the redemption of the $11.5 million principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and the $10.2 million principal amount of Investments’ senior subordinated notes that were not tendered in the Investments Exchange Offer, the Company anticipates recognizing a loss of approximately $0.7 million during the three months ended September 30, 2017.

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion Group issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of $approximately 23.5 million to Affinion Group, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The Additional Notes and Additional Warrants issued by Affinion Group and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion Group issued on May 10, 2017.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings offered to each Pre-Emptive Rights Holder the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  New Warrants at an exercise price of $0.01 per New Warrant pursuant to the Pre-Emptive Rights Offer. On July 12, 2017, Affinion Holdings issued New Warrants to purchase 63,741 shares of Common Stock to participants in the Pre-Emptive Rights Offer.

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million, which were subsequently registered under the Securities Act. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”)). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of

Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. In May 2017, $269.3 million of Affinion’s senior notes were exchanged for New Notes and New Warrants and $205.7 million of Affinion’s senior notes were redeemed for $212.3 million, including accrued interest.

Affinion Holdings’ 2013 Senior Notes

Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay (i) Cash Interest, (ii) PIK Interest, or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in Affinion’s senior secured credit facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in Affinion’s senior secured credit facility) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under Affinion’s senior secured credit facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the note agreement governing the Investments senior subordinated notes) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on its 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. For the first interest period ending September 15, 2014, Affinion Holdings paid interest by increasing the principal amount of its 2013 senior notes. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. Affinion Holdings may redeem some or all of its 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing its 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of Affinion Holdings’ outstanding 2013 senior notes are redeemable at the option of Affinion Holdings, with the net proceeds raised by Affinion Holdings in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016, Affinion Holdings’ 2013 senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of its 2013 senior notes redeemed plus a “make-whole” premium. Prior to the consummation of the 2015 Exchange Offers, Affinion Holdings’ 2013 senior notes were senior secured obligations of Affinion Holdings and ranked pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing its 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing its 2013 senior notes and all future subordinated indebtedness of Affinion Holdings. Affinion Holdings’ 2013 senior notes were secured by (i) second-priority security interests in 100% of the capital stock of Affinion, which security interests are junior to the first priority security interests granted to the lenders under Affinion’s senior secured credit facility and (ii) first-priority security interests in all other assets of Affinion Holdings, including 100% of the capital stock of Affinion Net Patents, Inc. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes. Following the consummation of the 2015 Exchange Offers, approximately $13.1 million principal amount of Affinion Holdings’ 2013 senior notes were outstanding. In May 2017, $4.6 million of Affinion Holdings’ 2013 senior notes were exchanged for New Notes and New Warrants. In July 2017, $11.5 million of Affinion Holdings’ 2013 senior notes were redeemed for $12.5 million, including accrued interest.

Investments Senior Subordinated Notes

The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contained negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contained customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. Following the consummation of the 2015 Investments Exchange Offer, approximately $22.6 million principal amount of Investments senior subordinated notes were outstanding. In connection with the 2015 Investments Exchange Offer, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions in the indenture governing the Investments senior subordinated notes. In May 2017, $12.4 million of Investments senior subordinated notes were exchanged for New Notes and New Warrants. In July 2017, $10.2 million of Investments senior subordinated notes were redeemed for $11.1 million, including accrued interest.

Affinion’s 2013 Senior Subordinated Notes

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes will mature on August 15, 2018. Affinion’s 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes and holders of at least 25% of the principal amount of the Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.  In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the note agreement governing Affinion’s 2013 senior subordinated notes. In May 2017, $12.4 million of Investments senior subordinated notes were exchanged for Affinion’s 2013 senior subordinated notes. In July 2017, $10.2 million of Affinion’s 2013 senior subordinated notes were cancelled, including accrued interest.

2015 Exchange Offers and 2015 Rights Offering

On November 9, 2015, (a) Affinion Holdings completed the 2015 Holdings Exchange Offer to exchange its outstanding 2013 senior notes for shares of Common Stock of Affinion Holdings, (b) Affinion Investments completed the 2015 Investments Exchange Offer to exchange its outstanding Investments senior subordinated notes for shares of Common Stock of Affinion Holdings, and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed the 2015 Rights Offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes who fully participated in the 2015 Exchange Offers the right to purchase an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Under the terms of the 2015 Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Common Stock. Under the terms of the 2015 Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Common Stock. Under certain circumstances, certain holders would have received a Limited Warrant of Affinion Holdings that would have been convertible into shares of Common Stock upon certain conditions. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. No Limited Warrants were issued in the 2015 Exchange Offers. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of Investments senior subordinated notes. In connection with the 2015 Investments Exchange Offer, Affinion paid $14.7 million for financing costs.

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

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted the 2015 Rights Offering for International Notes and shares of Common Stock. The 2015 Rights Offering was for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. Each unit sold in the 2015 Rights Offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the 2015 Exchange Offers received non-certificated rights to subscribe for rights offering units. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering pursuant to the Backstop. Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a Limited Warrant to purchase up to 462,266 shares of Common Stock. The net cash proceeds from the 2015 Rights Offering were used for working capital purposes of Affinion International and the Foreign Guarantors (as defined in the indenture governing the International Notes) and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. Affinion will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the 2015 Transactions.

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

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended June 30, 2017 to Adjusted EBITDA.

For the Twelve
Months Ended
June 30, 2017 (a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(11.9)
Interest expense, net	127.2
Income tax expense	8.0
Non-controlling interest	1.0
Other expense, net	0.1
Gain on extinguishment of debt	(6.3)
Depreciation and amortization	51.4
Business optimization expenses and restructuring charges or expenses (b)	15.2
Extraordinary or nonrecurring or unusual losses, expenses or charges (c)	43.0
Other, net (d)	4.3
Adjusted EBITDA, excluding pro forma adjustments (e)	232.0
Effect of the pro forma adjustments (f)	—
Adjusted EBITDA, including pro forma adjustments (g)	$232.0

(a)

Represents consolidated financial data for the year ended December 31, 2016, minus consolidated financial data for the six months ended June 30, 2016, plus consolidated financial data for the six months ended June 30, 2017.

(b)	Eliminates the effect of business optimization expenses and restructuring charges or expenses.
(c)	Represents the elimination of extraordinary or nonrecurring or unusual losses, expenses or charges.
(d)

Primarily represents the elimination of (i) net changes in certain reserves, (ii) share-based compensation expense and (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2016 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility, subject to certain limitations.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2016.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2017 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2022 and		June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	21.7	$—	$—	$—	$—	$532.6	$554.3	$501.1
Average interest rate	13.97%	14.10%	14.85%	15.50%	15.50%	15.50
Variable rate debt	$10.1	$13.4	$28.5	$58.6	$67.0	$1,203.7	$1,381.3	$1,394.5
Average interest rate (a)	8.96%	8.96%	8.96%	8.96%	8.96%	8.96%

(a)	Average interest rate is based on rates in effect at June 30, 2017.

Foreign Currency Forward Contracts

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds.

During the three and six months ended June 30, 2017, the Company recognized a realized loss on the forward contracts of $0.7 million and $1.3 million, respectively. During the three and six months ended June 30, 2016, the Company recognized a realized gain on the forward contracts of $1.4 million and $1.9 million, respectively.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding.

Information required by this Item is contained in Note 8 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment, dated as of June 1, 2017, to Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear.

10.2*	Amendment, dated as of June 1, 2017, to Scott Lazear’s Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: July 27, 2017	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment, dated as of June 1, 2017, to Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear.

10.2*	Amendment, dated as of June 1, 2017, to Scott Lazear’s Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.