Form 10-Q
period 2017-09-30
Affinion Group Holdings, Inc.
filed 2017-10-26
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 25, 2017, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,157,071, (2) Class C Common Stock, $0.01 par value, was 433,803, and (3) Class D Common Stock, $0.01 par value, was 456,643.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In millions, except share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$65.3	$37.7
Restricted cash	30.1	26.1
Receivables (net of allowances for doubtful accounts of $5.8 and $3.0, respectively)	153.2	135.9
Profit-sharing receivables from insurance carriers	26.0	18.8
Prepaid commissions	36.4	33.9
Other current assets	71.9	70.6
Total current assets	382.9	323.0
Property and equipment, net	108.4	105.5
Contract rights and list fees, net	17.8	16.4
Goodwill	224.2	218.2
Other intangibles, net	36.4	41.5
Other non-current assets	26.3	34.3
Total assets	$796.0	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.4	$7.8
Accounts payable and accrued expenses	390.2	327.6
Deferred revenue	51.5	54.8
Income taxes payable	3.8	2.7
Total current liabilities	458.9	392.9
Long-term debt	1,832.9	1,855.8
Deferred income taxes	29.4	26.9
Deferred revenue	4.3	4.8
Other long-term liabilities	32.1	31.4
Total liabilities	2,357.6	2,311.8
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares and 9,093,330 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 429,039 shares and 429,039 shares issued and 427,955 shares and 427,955 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 451,623 shares and 451,623 shares issued and 450,482 shares and 450,482 shares outstanding	—	—
Additional paid in capital	411.7	409.5
Warrants	31.1	—
Accumulated deficit	(1,995.0)	(1,966.5)
Accumulated other comprehensive income	(9.7)	(15.7)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,562.9)	(1,573.7)
Non-controlling interest in subsidiary	1.3	0.8
Total deficit	(1,561.6)	(1,572.9)
Total liabilities and deficit	$796.0	$738.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In millions, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net revenues	$243.2	$238.1	$721.6	$737.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	76.1	81.6	230.5	254.4
Operating costs	83.4	78.5	278.9	248.0
General and administrative	22.6	27.2	73.2	87.2
Facility exit costs	(1.2)	0.1	0.3	0.1
Depreciation and amortization	12.0	13.7	34.9	41.9
Total expenses	192.9	201.1	617.8	631.6
Income from operations	50.3	37.0	103.8	105.4
Interest income	—	0.1	0.1	0.3
Interest expense	(56.4)	(27.9)	(128.5)	(82.3)
Gain (loss) on extinguishment of debt	(2.8)	—	3.5	—
Other expense, net	(0.1)	—	(0.3)	—
Income (loss) before income taxes and non-controlling interest	(9.0)	9.2	(21.4)	23.4
Income tax expense	(1.8)	(1.7)	(6.4)	(5.7)
Net income (loss)	(10.8)	7.5	(27.8)	17.7
Less: net income attributable to non-controlling interest	(0.1)	(0.3)	(0.7)	(0.5)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(10.9)	$7.2	$(28.5)	$17.2

Earnings (loss) per share attributable to holders of Common Stock
Basic	$(0.80)	$0.80	$(2.51)	$1.89
Diluted	$(0.80)	$0.80	$(2.51)	$1.89

Weighted average common shares outstanding
Basic	13,522,890	9,107,929	11,356,425	9,101,109
Diluted	13,522,890	9,109,436	11,356,425	9,102,011

Net income (loss)	$(10.8)	$7.5	$(27.8)	$17.7
Currency translation adjustment, net of tax for all periods	2.4	(1.4)	6.0	(5.8)
Comprehensive income (loss)	(8.4)	6.1	(21.8)	11.9
Less: comprehensive income attributable to non-controlling interest	(0.3)	(0.3)	(0.7)	(0.5)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(8.7)	$5.8	$(22.5)	$11.4

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In millions, except share amounts)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2017	9,093,330	$409.6	$—	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)
Net income (loss)		—	—	(28.5)	—	—	0.7	(27.8)
Currency translation adjustment		—	—	—	6.0	—	—	6.0
Dividend paid to non-controlling interest		—	—	—	—	—	(0.2)	(0.2)
Issuance of warrants in connection with debt refinancing		—	31.1	—	—	—	—	31.1
Exercise of warrants	63,741	0.4	—	—	—	—	—	0.4
Share-based compensation		1.8	—	—	—	—	—	1.8
Balance, September 30, 2017	9,157,071	$411.8	$31.1	$(1,995.0)	$(9.7)	$(1.1)	$1.3	$(1,561.6)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2016	9,093,330	$405.8	$—	$(1,982.2)	$(6.2)	$(1.1)	$0.7	$(1,583.0)
Net income		—	—	17.2	—	—	0.5	17.7
Currency translation adjustment		—	—	—	(5.8)	—	—	(5.8)
Dividend paid to non-controlling interest		—	—	—	—	—	(0.3)	(0.3)
Share-based compensation		2.8	—	—	—	—	—	2.8
Balance, September 30, 2016	9,093,330	$408.6	$—	$(1,965.0)	$(12.0)	$(1.1)	$0.9	$(1,568.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In millions)

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Operating Activities
Net income (loss)	$(27.8)	$17.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.9	41.9
Amortization of debt discount and financing costs	9.1	4.5
Provision for accounts receivable loss	3.0	0.2
Amortization of carrying value adjustment	(13.6)	(28.0)
Gain on extinguishment of debt	(3.5)	—
Facility exit costs	0.3	0.1
Share-based compensation	1.8	2.8
Deferred income taxes	2.7	1.8
Net change in assets and liabilities:
Restricted cash	(3.9)	(0.1)
Receivables	(16.8)	(4.4)
Profit-sharing receivables from insurance carriers	(7.2)	(5.0)
Prepaid commissions	(1.5)	7.8
Other current assets	0.2	10.3
Contract rights and list fees	(1.5)	0.6
Other non-current assets	8.1	0.2
Accounts payable and accrued expenses	57.7	(2.8)
Deferred revenue	(5.2)	(9.2)
Income taxes receivable and payable	1.2	0.3
Other long-term liabilities	(0.1)	(1.6)
Other, net	(3.3)	0.6
Net cash provided by operating activities	34.6	37.7
Investing Activities
Capital expenditures	(30.1)	(24.3)
Acquisition-related payments	(0.4)	—
Restricted cash	0.6	1.5
Net cash used in investing activities	(29.9)	(22.8)
Financing Activities
Proceeds from borrowings	1,539.6	—
Borrowings under revolving credit facility, net	40.0	—
Principal payments on borrowings	(1,531.4)	(5.8)
Financing costs	(28.1)	—
Dividend paid to non-controlling interest	(0.2)	(0.3)
Proceeds from sale of warrants	0.5	—
Net cash provided by (used in) financing activities	20.4	(6.1)
Effect of changes in exchange rates on cash and cash equivalents	2.5	(1.1)
Net increase in cash and cash equivalents	27.6	7.7
Cash and cash equivalents, beginning of period	37.7	55.4
Cash and cash equivalents, end of period	$65.3	$63.1
Supplemental Disclosure of Cash Flow Information:
Interest payments	$87.6	$90.3
Income tax payments, net of refunds	$3.4	$3.6
Non-cash investing and financing activities:
Accrued capital expenditures	$0.7	$0.9
Exchange of notes and accrued interest for new notes	$295.3	$—
Payment of debt discount	$25.9	$—
Payment of in-kind interest	$3.4	$5.9

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

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 12 to these unaudited condensed consolidated financial statements for more information concerning our segment results.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). Entities are not permitted to adopt the standard earlier than annual reporting periods beginning after December 15, 2016, but are required to adopt it for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Our project implementation team, with the assistance of a third-party consultant, has been evaluating the impact of the new guidance on our consolidated financial statements. Based on our preliminary assessment, we believe that the new standard will have an impact primarily on our Global Loyalty segment, which will be required to estimate variable consideration for contracts with our customers that have revenue-sharing and tiered pricing components.  In addition, the new guidance will likely result in insignificant changes in the timing and classification of certain other revenue streams.  As we continue to evaluate all the potential impacts of the guidance through the adoption date, our current assessment is subject to change. Additionally, we are currently identifying applicable changes to our business processes and controls to support recognition and disclosures under the new standard.  Lastly, we continue to monitor additional changes, modifications, clarifications or interpretations being issued by the FASB, which may impact our current conclusions. The Company will adopt the new standard on its effective date.

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

2. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	September 30, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$936.1	$(934.1)	$2.0
Affinity relationships	642.4	(614.6)	27.8
Proprietary databases and systems	59.8	(58.5)	1.3
Trademarks and tradenames	28.1	(23.0)	5.1
Patents and technology	47.6	(47.5)	0.1
Covenants not to compete	2.5	(2.4)	0.1
	$1,716.5	$(1,680.1)	$36.4

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$932.4	$(930.8)	$1.6
Affinity relationships	632.9	(600.9)	32.0
Proprietary databases and systems	59.6	(58.0)	1.6
Trademarks and tradenames	27.7	(21.7)	6.0
Patents and technology	47.7	(47.5)	0.2
Covenants not to compete	2.4	(2.3)	0.1
	$1,702.7	$(1,661.2)	$41.5

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $13.3 million and $12.7 million, respectively, from December 31, 2016 to September 30, 2017.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in millions)
Amortizable intangible assets:
Member relationships	$0.1	$0.2	$0.4	$0.7
Affinity relationships	1.3	2.2	4.3	6.6
Proprietary databases and systems	0.1	0.1	0.3	0.3
Trademarks and tradenames	0.4	0.3	1.1	0.9
Patents and technology	—	0.3	0.1	0.9
Covenants not to compete	—	0.1	—	0.1
	$1.9	$3.2	$6.2	$9.5

Based on the Company’s amortizable intangible assets as of September 30, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $8.9 million in 2017, $7.5 million in 2018, $6.1 million in 2019, $5.6 million in 2020 and $3.7 million in 2021.

At September 30, 2017 and December 31, 2016, the Company had gross goodwill of $653.2 million and $647.2 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 10 to these unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2016 and the nine months ended September 30, 2017 are as follows:

	Balance at		Balance at		Balance at
	January 1,	Currency	December 31,	Currency	September 30,
	2016	Translation	2016	Translation	2017
	(in millions)
Global Loyalty	$105.1	$(0.3)	$104.8	$0.9	$105.7
Global Customer Engagement	62.4	(7.3)	55.1	5.1	60.2
Insurance Solutions	58.3	—	58.3	—	58.3
Legacy Membership and Package	—	—	—	—	—
Total	$225.8	$(7.6)	$218.2	$6.0	$224.2

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	66.4	(48.6)	17.8	61.6	(45.2)	16.4
	$71.4	$(53.6)	$17.8	$66.6	$(50.2)	$16.4

Amortization expense for the three and nine months ended September 30, 2017 was $1.1 million and $3.4 million, respectively, which is included in marketing expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the three and nine months ended September 30, 2016 was $1.3 million and $3.8 million, respectively, of which $1.2 million and $3.6 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of September 30, 2017, the Company expects the related amortization expense for fiscal year 2017 and the four succeeding fiscal years to be approximately $4.5 million in 2017, $4.0 million in 2018, $3.3 million in 2019, $2.7 million in 2020 and $1.9 million in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of:

	September 30,	December 31,
	2017	2016
	(in millions)
First-lien term loan due 2018	$—	$753.7
Second-lien term loan due 2018	—	425.0
Term loan due 2022, net of unamortized discount of $30.9 million, with an effective interest rate of 10.01%	1,302.4	—
Revolving credit facility, expiring in 2018	—	—
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.5 million	37.5	—
7.875% senior notes due 2018, net of unamortized discount of $0.4 million (2016) with an effective interest rate of 8.31%	—	474.6
7.5% cash/PIK senior notes due 2018, with an effective interest rate of 7.39%	—	116.2
13.50% senior subordinated notes due 2018, with an effective interest rate of 14.31%	—	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018, with an effective interest rate of 17.69%	—	15.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $24.0 million with an effective interest rate of 16.20%	533.0	—
Adjustment to carrying value of debt	—	65.7
Total debt	1,872.9	1,872.8
Less: current portion of long-term debt	(13.4)	(7.8)
Less: unamortized deferred financing costs	(26.6)	(9.2)
Long-term debt	$1,832.9	$1,855.8

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

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ended September 30, 2017 and through December 31, 2017, the maximum ratio of senior secured debt to EBITDA is 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges is 1.0:1.0.

The proceeds of the term loans under the New Credit Facility were used by Affinion to refinance its 2014 Credit Facility, as defined below (the “Credit Agreement Refinancing”), to redeem in full the International Notes, as defined below (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes.

On May 20, 2014, Affinion, as Borrower, and Affinion Holdings entered into an amendment to its amended and restated senior secured credit facility (as so amended, the “2014 Credit Facility”). The 2014 Credit Facility consisted of (i) $775.0 million in aggregate principal amount of first lien secured term loans, (ii) $425.0 million in aggregate principal amount of second lien secured term loans and (iii) an $80.0 million first lien senior secured revolving credit facility, which included a letter of credit subfacility and a swingline loan subfacility.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million principal amount of 7.5% Cash/Pay-in-Kind (“PIK”) Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

In connection with the Credit Agreement Refinancing and International Notes Redemption, the Company recognized a gain of approximately $5.3 million, which consisted of the write-off of unamortized troubled debt restructuring carrying value adjustments from 2015 of $21.0 million associated with the Company’s prior senior secured credit facility and the International Notes, reduced by deferred financing costs associated with the Company’s prior senior secured credit facility and the International Notes of $6.3 million and prepayment premiums incurred of $9.4 million, and is included in Gain on extinguishment of debt on the condensed consolidated statement of operations for the nine months ended September 30, 2017. The prepayment premiums of $9.4 million are included in the Gain on extinguishment of debt adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities in the statement of cash flows. Transaction fees and expenses of approximately $17.1 million and $3.4 million related to the term loans and revolving facility, respectively, under the New Credit Facility have been capitalized and are being amortized over the term of the term loans and revolving facility, respectively. The Company also incurred lender transaction fees of $36.3 million, which have been accounted for as a debt discount and are being amortized over the term of the term loans and revolving financing facility.

As of September 30, 2017, there were outstanding borrowings of $40.0 million under the revolving facility under the New Credit Facility and as of December 31, 2016, there were no outstanding borrowings under the revolving facility under the 2014 Credit Facility. During the period from May 10, 2017 to September 30, 2017, Affinion had borrowings and repayments under the revolving facility under the New Credit Facility of $122.2 million and $82.2 million, respectively. During the period from January 1, 2017 to May 9, 2017, Affinion had borrowings and repayments under the revolving facility under the 2014 Credit Facility of $99.0 and $99.0 million, respectively. During the nine months ended September 30, 2016, Affinion had borrowings and repayments of $107.0 million and $107.0 million, respectively, under the revolving facility under the 2014 Credit Facility. As of September 30, 2017, Affinion had $70.0 million available for borrowing under the revolving facility under the New Credit Facility.

The weighted average interest rate on the term loan under the New Credit Facility for the period from May 10, 2017 to September 30, 2017 was 9.0% and the weighted average interest rate on revolving facility borrowings under the New Credit Facility for the period from May 10, 2017 to September 30, 2017 was 9.8%. The weighted average interest rate on the first lien secured term loans under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the nine months ended September 30, 2016 was 6.75% for each period and the weighted average interest rate on the second lien secured term loans under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the nine months ended September 30, 2016 was 8.50% for each period. The weighted average interest rate on revolving facility borrowings under the 2014 Credit Facility for the period from January 1, 2017 to May 10, 2017 and the nine months ended September 30, 2016 was 8.1%, and 7.8%, respectively.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and new warrants (the “New Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) New Notes and New Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued  and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers as described in more detail in Note 5.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings issued New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The New Notes and New Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion issued on May 10, 2017.

In connection with the Exchange Offers and the redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were not tendered pursuant to the Exchange Offers, the Company determined that the debt had been extinguished and the Company recognized a loss of approximately $2.8 million and $1.8 million, respectively, for the three and nine periods ended September 30, 2017, which represented the excess of the fair value of New Notes and New Warrants issued over the carrying value of the notes exchanged in the Exchange Offers and Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were redeemed, including all associated unamortized fees, discounts and 2015 troubled debt restructuring carrying value adjustments. The loss of $2.8 million and $1.8 million is included in Gain (loss) on extinguishment of debt on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. Transaction fees and expenses of approximately $8.4 million related to the issuance of the New Notes have been capitalized and are being amortized over the term of the New Notes using the effective interest method.

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers, the Investor Purchase Agreement, required anti-dilution provisions and commitment premium and funding premium represented a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

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

Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility. The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The New Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC.

2015 Exchange Offers

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 2013 senior notes for shares of its Common Stock, (b) Affinion Investments completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its senior subordinated notes for shares of Common Stock, and (c) Affinion Holdings and Affinion International jointly completed a rights offering (the “2015 Rights Offering”) giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase $110.0 million aggregate principal amount of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of the Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock.

In connection with the 2015 Rights Offering, Empyrean agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a non-participating penny warrant (the “Limited Warrant”) of Affinion Holdings that are exercisable into 462,266 shares of Common Stock upon certain conditions.

The carrying value of the aggregate debt instruments held by the participants to the 2015 Exchange Offers and 2015 Rights Offering (including associated debt discounts, deferred financing, and accrued interest), was $945.7 million. This was compared to the fair value of the equity issued in the 2015 Exchange Offers and 2015 Rights Offering for such debt instruments, which were valued at $133.5 million as of the date of the 2015 Exchange Offers. This exceeded the undiscounted cash flows of the aggregate lending. The Company recognized a gain in its consolidated statement of operations of $318.9 million on the 2015 Exchange Offers in 2015, which represented the write-down of the carrying value of the aggregate debt instruments to the undiscounted cash flows of the continuing debt instruments. The 2015 Exchange Offers contemplated a portion of the overall debt instruments held by the participants to the 2015 Exchange Offers.

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

The adjustment to the carrying value of the debt was the net impact of the aforementioned transactions and represented an adjustment of Affinion’s first lien term loan due 2018, Affinion’s second lien term loans due 2018, Affinion’s 2010 senior notes and the International Notes of $108.4 million. This amount represented the interest to be paid in cash on the continuing debt instruments held by those who participated in the 2015 Exchange Offers but which were not modified by the 2015 Exchange Offers through the scheduled maturity of those instruments. This amount, net of amortization, increased the carrying value of the Company’s recorded long term debt at December 31, 2016 by $65.7 million. Such amounts had been reduced as scheduled interest is paid on those remaining instruments.

Upon consummation of the 2015 Exchange Offers, concurrent consent solicitations and 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of Affinion Holdings’ Series A Warrants (the “Series A Warrants”) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock (as defined below), that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration.

5. DEFICIT

As of September 30, 2017 and December 31, 2016, the Company’s capital stock consisted of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” (and, together with the Class C Common Stock, the “Class C/D Common Stock”) and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of September 30, 2017, the Company had outstanding (i) 9,157,071 shares of Common Stock, (ii) 427,955 shares of Class C Common Stock and (iii) 450,482 shares of Class D Common Stock. As of September 30, 2017, the Company had outstanding New Warrants (as described further below) to purchase shares of Common Stock. As of December 31, 2016, the Company had outstanding (i) 9,093,330 shares of Common Stock, (ii) 427,955 shares of Class C Common Stock and (iii) 450,482 shares of Class D Common Stock. As of December 31, 2016, the Company had no outstanding New Warrants. In addition, at September 30, 2017 and December 31, 2016, the Limited Warrant to purchase up to 462,266 shares of Common Stock was outstanding. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

On May 10, 2017, in connection with the Exchange Offers and Investor Purchase Agreement, the Company issued New Warrants to purchase 3,974,581 shares of Common Stock, in the aggregate, of which (a) New Warrants to purchase 1,172,747 shares of Common Stock were issued to holders (including certain of the Investors) whose Existing Notes (as defined below) were accepted for exchange in the Exchange Offers, including 1,053,871 issued to related parties, and (b) New Warrants to purchase 2,801,834 shares of Common Stock were issued in connection with the Investor Purchase Agreement, including the funding and commitment premiums under the Investor Purchase Agreement, including 2,791,475 issued to the Investors, all of whom are related parties. In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, commencing on June 22, 2017, and expiring on July 7, 2017, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  New Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement at a price of $7.13 per New Warrant. On July 12, 2017, Affinion Holdings issued New Warrants to purchase 63,741 shares of Common Stock, which were subsequently exercised on August 10, 2017, to participants in the Pre-Emptive Rights Offer (as defined below). On July 17, 2017, Affinion Holdings issued New Warrants to purchase 418,355 shares of Common Stock, including New Warrants to purchase 414,868 shares of Common Stock to the Investors, all of whom are related parties, in connection with the Investor Purchase Agreement, including the funding premium under the Investor Purchase Agreement. In addition, as a result of the anti-dilution protections of the New Warrants, the number of shares of Common Stock underlying the New Warrants issued on May 10, 2017 to holders other than the Investors increased, in the aggregate, by 3,487 shares. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement that are triggered by the issuance of New Warrants as part of the funding premium and in the Pre-Emptive Rights Offer.

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

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers, Investor Purchase Agreement, required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

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

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three and nine months ended September 30, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options, restricted stock units (“RSUs”) and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three and nine months ended September 30, 2017 and 2016 by the weighted average number of shares of Common Stock outstanding plus the potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(10.9)	$7.2	$(28.5)	$17.2

Denominator for Common Stock:
Weighted average shares of Common Stock	9,129,357	9,093,330	9,105,471	9,093,330
Weighted average shares for warrants	4,373,493	—	2,230,914	—
Weighted average shares for vested RSUs	20,040	14,599	20,040	7,779
Basic weighted average shares of Common Stock	13,522,890	9,107,929	11,356,425	9,101,109
Basic weighted average shares of Common Stock	13,522,890	9,107,929	11,356,425	9,101,109
Weighted average dilutive effect of RSUs	—	1,507	—	902
Diluted weighted average shares of Common Stock	13,522,890	9,109,436	11,356,425	9,102,011

Earnings (loss) per share attributable to holders of Common Stock:
Basic	$(0.80)	$0.80	$(2.51)	$1.89
Diluted	$(0.80)	$0.80	$(2.51)	$1.89

7. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2017 and December 31, 2016, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2017 and December 31, 2016, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and nine months ended September 30, 2017 were (21.1)% and (30.1)%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2016 were 19.1% and 24.5%, respectively. The difference in the effective tax rates for the three months ended September 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $9.2 million for the three months ended September 30, 2016 to a loss before income taxes and non-controlling interest of $9.0 million for the three months ended September 30, 2017 and an increase in the income tax provision from $1.7 million for the three months ended September 30, 2016 to $1.8 million for the three months ended September 30, 2017. The difference in the effective tax rates for the nine months ended September 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $23.4 million for the nine months ended September 30, 2016 to a loss before income taxes and non-controlling interest of $21.4 million for the nine months ended September 30, 2017 and an increase in the income tax provision from $5.7 million for the nine months ended September 30, 2016 to $6.4 million for the nine months ended September 30, 2017. The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions in the three and nine month periods ended September 30, 2017. The Company recognized less than $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions in the three and nine month periods ended September 30, 2016.  The interest has been included in income tax expense for the three and nine month periods ended September 30, 2017. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2017 decreased by $0.2 million as a result of tax positions taken during the three and nine month periods ended September 30, 2017, which was offset by a valuation allowance.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act (“ECPA”), the Connecticut Unfair Trade Practices Act (“CUTPA”), the Racketeer Influenced Corrupt Organizations Act (“RICO”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment.  On April 26, 2012, the court consolidated two additional lawsuits making substantially similar allegations that were filed against the Company, Trilegiant, and numerous other defendants. An additional lawsuit, which was identical in all respects to these cases, was also consolidated on March 28, 2014.

On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint.  On March 28, 2014, the court entered orders granting in part and denying in part the motions to dismiss.  After the motions, claims under the ECPA and CUTPA and for unjust enrichment remained pending against the Company and Trilegiant.  On February 29, 2016, the Company filed a Motion for Summary Judgment on the claims of the remaining named Plaintiffs.   On August 23, 2016, the court granted the Company’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs appealed.  Briefing of the appeal is complete, and the court of appeals has scheduled oral argument for October 27, 2017.

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The Plaintiff alleged that Webloyalty’s enrollment of the Plaintiff using debit card information obtained from a third party via data pass, and not directly from the Plaintiff, was deceptive.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the ECPA, and CUTPA as well as other common law claims.  On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice.  The Plaintiff appealed that judgment as to Webloyalty and its former client to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  On December 20, 2016, the Second Circuit affirmed the District Court of Connecticut’s dismissal in part, but reversed and remanded the dismissal of claims under CUTPA and the EFT.  On March 23, 2017, the District Court of Connecticut held a scheduling conference and took the parties’ respective recommendations for the remaining case schedule under advisement. The defendants have answered the complaint and denied any liability. On June 30, 2017, the Plaintiff filed his opposition to this motion, and the defendants’ reply was filed on July 14, 2017.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”).  After filing several amended complaints, the Plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA,

various privacy statutes, and common law.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008.  On June 22, 2015, the District Court of S.C. entered judgment dismissing the Plaintiff’s federal claims with prejudice, and his state claims without prejudice. The Plaintiff appealed that judgement to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  On March 28, 2017, the Ninth Circuit affirmed the dismissal of the Plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the Plaintiff’s claims under the EFT, CBPC, and CUTPA.  On September 5, 2017, the Plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit.  Webloyalty has answered the complaint and denied all liability.  The District Court of S.C. has not yet entered a scheduling order.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania (the “District Court of E. Pa.”), alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleged that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint sought damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims  On March 1, 2017, the parties entered into a settlement and release wherein Trilegiant agreed to make a payment to Kohl’s of approximately $0.3 million and to pay 30% of Kohl’s on-going legal fees in the putative class action, capped at $0.4 million (excluding Trilegiant’s initial payment of approximately $0.3 million), to resolve Kohl’s indemnification, contribution and breach of contract claims against Trilegiant with respect to fees and expenses that Kohl’s has incurred or will incur in connection with its defense of the putative class action. Kohl’s reserved its right to seek indemnity from Trilegiant for any liability Kohl’s may incur to the plaintiffs in the putative class action relating to Trilegiant’s membership program. The third-party complaint was dismissed without prejudice by stipulation of the parties on March 10, 2017.

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware (the “District Court of Delaware”). In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended the Court deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint.  Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 10 to these unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $8.5 million for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the UK Financial Conduct Authority, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). The arrangement, as well as its underlying structure, was terminated on August 1, 2017 and as of  September 30, 2017, all of the compensation to consumers had been paid.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (“OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, the defendants filed their answer.  Discovery is under way.

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

In the first quarter of 2017, a charge of $5.2 million was recorded relating to the anticipated customer remediation of an external gift card cyber theft. During the three months ended June 30, 2017, a charge of $18.1 million was recorded related to the cyber theft, primarily related to a commercial dispute with one of our gift card providers and discussions with that provider are still ongoing. An insurance claim related to the cyber theft is currently being pursued with the Company’s carriers and we expect a recovery in a future period which will be recorded when realizable.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2017, the Company provided guarantees for surety bonds totaling approximately $10.1 million and issued letters of credit totaling $7.2 million.

9. STOCK-BASED COMPENSATION

On October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan (as defined below). As discussed below, on November 9, 2015, the effective date of the Reclassification, as defined below, existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, and Affinion Holdings’ Class D Common Stock, and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

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

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification as follows. Immediately prior to the Reclassification, the Series A Warrants were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock and the Series B Warrants were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options was adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of September 30, 2017, there were outstanding options to acquire approximately 2,214 shares of Affinion Holdings’ Class C Common Stock and approximately 2,331 shares of Affinion Holdings’ Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at September 30, 2017, is $147.12 and the issued and outstanding options granted to employees and to directors each have a weighted average contractual life of 6.5 years.

On November 9, 2015, the Company’s Board of Directors (the “Board of Directors”) adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan. As of September 30, 2017, there were 836,719 options outstanding.

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

Stock Options

During the three and nine months ended September 30, 2017 and 2016, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Initial option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).

On March 28, 2014, the Company modified approximately 1.9 million of the outstanding options under the 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

During the three and nine months ended September 30, 2017 and 2016, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and nine months ended September 30, 2017 and 2016, there were no stock options granted to members of the Board of Directors from the 2007 Plan. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the nine months ended September 30, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 0.9 million shares of Affinion Holdings’ Common Stock. There were no options granted to employees under the 2015 Plan during the three and nine months ended September 30, 2017 and three months ended September 30, 2016. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the nine months ended September 30, 2017 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2017	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at September 30, 2017	2	1	1	1
Vested or expected to vest at September 30, 2017	2	1	1	1
Exercisable options at September 30, 2017	2	1	1	1
Weighted average remaining contractual term (in years)	6.5	6.5	6.5	6.5
Weighted average grant date fair value per option granted in 2017	$—	$—	$—	$—
Weighted average exercise price of exercisable options at September 30, 2017	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of outstanding options at September 30, 2017	$147.12	$147.12	$147.12	$147.12

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the nine months ended September 30, 2017 is presented below (number of options in thousands):

Outstanding options at January 1, 2017	874
Granted	—
Exercised	—
Forfeited or expired	(37)
Outstanding options at September 30, 2017	837
Vested or expected to vest at September 30, 2017	837
Exercisable options at September 30, 2017	212
Weighted average remaining contractual term (in years)	8.5
Weighted average grant date fair value per option granted in 2017	$—
Weighted average exercise price of exercisable options at September 30, 2017	$13.97
Weighted average exercise price of outstanding options at September 30, 2017	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2017 totaled $0.5 million and $1.4 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2016 totaled $0.5 million and $1.1 million, respectively. As of September 30, 2017, there was $4.8 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.4 years.

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

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million respectively. There was no stock-based compensation expense related to the RSU awards for the three and nine months ended September 30, 2017.

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the nine months ended September 30, 2017, 5,858 shares of Class C Common Stock and 6,161 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million During the nine months ended September 30, 2017, the Company recognized expense related to the 2015 Retention Program of $0.7 million, of which $0.4 million related to the common stock portion of the Retention Awards. During the three and nine months ended September 30, 2016, the Company recognized expense related to the 2015 Retention Program of $0.9 million and $2.7 million, respectively, of which $0.5 million and $1.4 million, respectively, related to the common stock portion of the Retention Awards. There was no expense recognized related to the 2015 Retention Plan during the three months ended September 30, 2017.

Subsequent Events

On October 24, 2017, the Board approved a restricted stock unit agreement, under the terms of the 2015 Plan, for awards Affinion Holdings intends to enter into promptly in respect of services rendered by each of its non-employee directors. Pursuant to the restricted stock unit agreement, each such director will be awarded 9,804 restricted stock units, (i) three-fourths (3/4) of which will vest on the date of grant and (ii) the remaining one-fourth (1/4) will vest in equal installments on each of October 31, 2017, November 30, 2017 and December 31, 2017, respectively, subject to continued service on the applicable vesting date; provided that, in the event of a “Change in Control” (as defined in the agreement), any unvested restricted stock units will fully vest. Each vested restricted stock unit will be settled by the delivery of one share of common stock of Affinion Holdings to the applicable director on the earlier to occur of (A) a “Change in Control” or (B) the third anniversary of the date of grant.

On October 23, 2017, the Compensation Committee of the Board approved the 2017 Retention Award Program (the “2017 Retention Program”), a cash incentive award program intended to encourage the retention of certain key employees, which provides for aggregate payments of between approximately $5.9 million and $8.8 million. The 2017 Retention Program is subject to a time-based vesting condition. An employee will become vested in the 2017 Retention Program grant on June 15, 2018, subject to the employee’s continued employment in good standing on such date.

10. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division to the Company and an affiliate of Apollo, pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

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

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to accounting irregularities in the former CUC International, Inc. announced on April 15, 1998. Of the legal proceedings disclosed in Note 8 to these unaudited condensed consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

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

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

As discussed in Note 4, on May 10, 2017, the Company completed the Exchange Offers and exercised its option under the Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. On June 13, 2017, the Company exercised its options under the Investor Purchase Agreement relating to Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, obligating the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion Holdings’ senior notes and the Investments senior subordinated notes not tendered in the Holdings Exchange Offer and Investments Exchange Offer, respectively. Prior to the completion of the Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock.  In connection with the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes as of September 30, 2017, the Company issued approximately $515.1 million aggregate principal amount of New Notes and New Warrants to purchase 4,234,335 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

11. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2017:

								Fair Value At
						2022 and		September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$—	$—	$—	$—	$—	$557.0	$557.0	$479.0
Average interest rate	13.97%	14.10%	14.85%	15.50%	15.50%	15.50
Variable rate debt	$3.4	$13.4	$28.5	$58.6	$67.0	$1,202.4	$1,373.3	$1,372.8
Average interest rate (a)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

(a)	Average interest rate is based on rates in effect at September 30, 2017.

Foreign Currency Forward Contracts

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and that were denominated in Euros and British pounds.

During the nine months ended September 30, 2017, the Company recognized a realized loss on the forward contracts of  $1.3 million. There was no realized gain or loss recognized during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recognized a realized gain on the forward contracts of $0.3 million and $2.2 million, respectively.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2017 and December 31, 2016 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2017 and December 31, 2016 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the debt is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

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

There were no financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, other than foreign currency forward contracts as of December 31, 2016. Such contracts historically had a term of approximately thirty days and were held to maturity. The fair value of the foreign currency forward contracts was measured based on significant observable inputs (Level 2).

12. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies. The segment information discussed below reflects our new operating segments in effect as of January 1, 2016, as discussed in Note 1 to these unaudited condensed consolidated financial statements.

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

Net Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in millions)
Global Loyalty	$58.3	$42.9	$170.8	$122.8
Global Customer Engagement	90.6	92.5	268.8	294.8
Insurance Solutions	59.9	59.3	172.8	172.0
Subtotal	208.8	194.7	612.4	589.6
Legacy Membership and Package	34.4	43.6	109.2	148.2
Eliminations	—	(0.2)	—	(0.8)
	$243.2	$238.1	$721.6	$737.0

Segment EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in millions)
Global Loyalty	$22.8	$14.8	$46.4	$41.2
Global Customer Engagement	17.0	17.2	39.9	54.9
Insurance Solutions	22.7	22.4	60.5	61.3
Subtotal	62.5	54.4	146.8	157.4
Legacy Membership and Package	11.8	8.2	28.9	32.7
Corporate	(12.0)	(11.9)	(37.0)	(42.8)
	$62.3	$50.7	$138.7	$147.3

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in millions)
Segment EBITDA	$62.3	$50.7	$138.7	$147.3
Depreciation and amortization	(12.0)	(13.7)	(34.9)	(41.9)
Income from operations	$50.3	$37.0	$103.8	$105.4

13. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, and the related condensed consolidating statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2017 and 2016 for (i) the Company (Affinion Group Holdings, Inc. or Affinion Holdings, which is a parent guarantor of the New Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the New Notes (Affinion Group, Inc.) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that guarantee the New Notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that do not guarantee the New Notes) on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the New Notes (Affinion Group, Inc.) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$27.0	$16.5	$21.8	$—	$65.3
Restricted cash	—	6.0	18.4	5.7	—	30.1
Receivables, net	—	2.7	114.9	35.6	—	153.2
Profit-sharing receivables from insurance carriers	—	—	26.0	—	—	26.0
Prepaid commissions	—	—	33.1	3.3	—	36.4
Intercompany loan receivable	—	—	208.1	—	(208.1)	—
Other current assets	—	24.1	35.3	12.5	—	71.9
Total current assets	—	59.8	452.3	78.9	(208.1)	382.9
Property and equipment, net	—	8.3	94.0	6.1	—	108.4
Contract rights and list fees, net	—	—	17.8	—	—	17.8
Goodwill	—	—	187.4	36.8	—	224.2
Other intangibles, net	—	—	31.4	5.0	—	36.4
Investment in subsidiaries	—	2,570.2	498.0	—	(3,068.2)	—
Intercompany loan receivable	—	354.5	16.5	2.3	(373.3)	—
Intercompany receivables	33.1	—	2,478.9	116.4	(2,628.4)	—
Other non-current assets	—	0.4	24.5	1.4	—	26.3
Total assets	$33.1	$2,993.2	$3,800.8	$246.9	$(6,278.0)	$796.0
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$—	$—	$—	$13.4
Accounts payable and accrued expenses	3.6	109.2	227.3	50.1	—	390.2
Intercompany loan payable	—	—	51.9	156.2	(208.1)	—
Deferred revenue	—	—	45.1	6.4	—	51.5
Income taxes payable	—	0.3	1.3	2.2	—	3.8
Total current liabilities	3.6	122.9	325.6	214.9	(208.1)	458.9
Long-term debt	—	1,832.9	—	—	—	1,832.9
Deferred income taxes	—	2.5	26.4	0.5	—	29.4
Deferred revenue	—	0.2	3.8	0.3	—	4.3
Intercompany loans payable	28.9	—	344.4	—	(373.3)	—
Intercompany payables	—	2,628.4	—	—	(2,628.4)	—
Other long-term liabilities	—	8.7	20.7	2.7	—	32.1
Negative carrying amount of subsidiaries, net	1,563.5	—	—	631.0	(2,194.5)	—
Total liabilities	1,596.0	4,595.6	720.9	849.4	(5,404.3)	2,357.6
Total Affinion Group Holdings, Inc. deficit	(1,562.9)	(1,602.4)	3,079.9	(603.8)	(873.7)	(1,562.9)
Non-controlling interest in subsidiary	—	—	—	1.3	—	1.3
Total deficit	(1,562.9)	(1,602.4)	3,079.9	(602.5)	(873.7)	(1,561.6)
Total liabilities and deficit	$33.1	$2,993.2	$3,800.8	$246.9	$(6,278.0)	$796.0

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$9.1	$12.8	$14.3	$—	$37.7
Restricted cash	—	—	20.1	6.0	—	26.1
Receivables, net	—	2.6	104.7	28.6	—	135.9
Profit-sharing receivables from insurance carriers	—	—	18.8	—	—	18.8
Prepaid commissions	—	—	33.1	0.8	—	33.9
Intercompany interest receivable	—	—	1.1	—	(1.1)	—
Other current assets	—	11.8	42.5	16.3	—	70.6
Total current assets	1.5	23.5	233.1	66.0	(1.1)	323.0
Property and equipment, net	—	4.9	93.7	6.9	—	105.5
Contract rights and list fees, net	—	—	16.4	—	—	16.4
Goodwill	—	—	184.9	33.3	—	218.2
Other intangibles, net	—	—	36.4	5.1	—	41.5
Investment in subsidiaries	—	2,396.6	498.6	—	(2,895.2)	—
Intercompany loan receivable	—	192.9	38.4	23.3	(254.6)	—
Intercompany receivables	16.2	—	2,370.8	13.0	(2,400.0)	—
Other non-current assets	—	—	32.3	2.0	—	34.3
Total assets	$17.7	$2,617.9	$3,504.6	$149.6	$(5,550.9)	$738.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	4.7	83.2	189.6	50.1	—	327.6
Intercompany interest payable	—	—	1.1	—	(1.1)	—
Deferred revenue	—	0.1	48.8	5.9	—	54.8
Income taxes payable	—	0.5	0.7	1.5	—	2.7
Total current liabilities	4.7	91.6	240.2	57.5	(1.1)	392.9
Long-term debt	15.0	1,687.7	153.1	—	—	1,855.8
Deferred income taxes	—	2.1	24.2	0.6	—	26.9
Deferred revenue	—	0.3	4.0	0.5	—	4.8
Intercompany loans payable	28.9	23.8	138.1	63.8	(254.6)	—
Intercompany payables	—	2,387.5	12.5	—	(2,400.0)	—
Other long-term liabilities	—	8.3	21.4	1.7	—	31.4
Negative carrying amount of subsidiaries, net	1,542.8	—	—	631.0	(2,173.8)	—
Total liabilities	1,591.4	4,201.3	593.5	755.1	(4,829.5)	2,311.8
Total Affinion Group Holdings, Inc. deficit	(1,573.7)	(1,583.4)	2,911.1	(606.3)	(721.4)	(1,573.7)
Non-controlling interest in subsidiary	—	—	—	0.8	—	0.8
Total deficit	(1,573.7)	(1,583.4)	2,911.1	(605.5)	(721.4)	(1,572.9)
Total liabilities and deficit	$17.7	$2,617.9	$3,504.6	$149.6	$(5,550.9)	$738.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$213.7	$29.5	$—	$243.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	63.9	12.2	—	76.1
Operating costs	—	10.7	57.9	14.8	—	83.4
General and administrative	—	10.1	11.8	0.7	—	22.6
Facility exit costs	—	—	0.2	(1.4)	—	(1.2)
Depreciation and amortization	—	0.1	10.8	1.1	—	12.0
Total expenses	—	20.9	144.6	27.4	—	192.9
Income (loss) from operations	—	(20.9)	69.1	2.1	—	50.3
Interest income	—	—	—	—	—	—
Interest expense	(0.1)	(56.2)	(0.1)	—	—	(56.4)
Interest income (expense) - intercompany	(0.2)	0.3	(0.2)	0.1	—	—
Loss on extinguishment of debt	—	(2.8)	—	—	—	(2.8)
Other expense, net	—	—	(0.1)	—	—	(0.1)
Income (loss) before income taxes and non-controlling interest	(0.3)	(79.6)	68.7	2.2	—	(9.0)
Income tax expense	—	(0.2)	(1.2)	(0.4)	—	(1.8)
	(0.3)	(79.8)	67.5	1.8	—	(10.8)
Equity in income (loss) of subsidiaries	(10.6)	69.2	1.7	—	(60.3)	—
Net income (loss)	(10.9)	(10.6)	69.2	1.8	(60.3)	(10.8)
Less: net income attributable to non-controlling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(10.9)	$(10.6)	$69.2	$1.7	$(60.3)	$(10.9)

Net income (loss)	$(10.9)	$(10.6)	$69.2	$1.8	$(60.3)	$(10.8)
Currency translation adjustment, net of tax	2.2	2.4	(0.2)	1.3	(3.3)	2.4
Comprehensive income (loss)	(8.7)	(8.2)	69.0	3.1	(63.6)	(8.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(8.7)	$(8.2)	$69.0	$2.8	$(63.6)	$(8.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$636.1	$85.5	$—	$721.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	197.2	33.2	—	230.5
Operating costs	—	32.3	205.2	41.4	—	278.9
General and administrative	0.1	34.5	33.2	5.4	—	73.2
Facility exit costs	—	—	0.3	—	—	0.3
Depreciation and amortization	—	0.3	31.4	3.2	—	34.9
Total expenses	0.1	67.2	467.3	83.2	—	617.8
Income (loss) from operations	(0.1)	(67.2)	168.8	2.3	—	103.8
Interest income	—	—	0.1	—	—	0.1
Interest expense	(1.1)	(125.4)	(1.5)	(0.5)	—	(128.5)
Interest income (expense) - intercompany	(0.6)	(0.2)	0.4	0.4	—	—
Gain (loss) on extinguishment of debt	—	(6.9)	10.4	—	—	3.5
Other expense, net	—	—	(0.3)	—	—	(0.3)
Income (loss) before income taxes and non-controlling interest	(1.8)	(199.7)	177.9	2.2	—	(21.4)
Income tax expense	—	(0.6)	(3.7)	(2.1)	—	(6.4)
	(1.8)	(200.3)	174.2	0.1	—	(27.8)
Equity in income (loss) of subsidiaries	(26.7)	173.6	(0.6)	—	(146.3)	—
Net income (loss)	(28.5)	(26.7)	173.6	0.1	(146.3)	(27.8)
Less: net income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(28.5)	$(26.7)	$173.6	$(0.6)	$(146.3)	$(28.5)

Net income (loss)	$(28.5)	$(26.7)	$173.6	$0.1	$(146.3)	$(27.8)
Currency translation adjustment, net of tax	6.0	6.0	(1.4)	3.6	(8.2)	6.0
Comprehensive income (loss)	(22.5)	(20.7)	172.2	3.7	(154.5)	(21.8)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(22.5)	$(20.7)	$172.2	$3.0	$(154.5)	$(22.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$209.1	$29.0	$—	$238.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	68.5	13.0	—	81.6
Operating costs	—	10.7	50.7	17.1	—	78.5
General and administrative	—	15.4	9.8	2.0	—	27.2
Facility exit costs	—	—	0.1	—	—	0.1
Depreciation and amortization	—	0.1	11.9	1.7	—	13.7
Total expenses	—	26.3	141.0	33.8	—	201.1
Income (loss) from operations	—	(26.3)	68.1	(4.8)	—	37.0
Interest income	—	—	0.1	—	—	0.1
Interest expense	(0.5)	(26.3)	(0.8)	(0.3)	—	(27.9)
Interest income (expense) - intercompany	(0.2)	(0.4)	0.5	0.1	—	—
Income (loss) before income taxes and non-controlling interest	(0.7)	(53.0)	67.9	(5.0)	—	9.2
Income tax expense	—	(0.2)	(1.1)	(0.4)	—	(1.7)
	(0.7)	(53.2)	66.8	(5.4)	—	7.5
Equity in income of subsidiaries	7.9	61.1	(5.7)	—	(63.3)	—
Net income (loss)	7.2	7.9	61.1	(5.4)	(63.3)	7.5
Less: net income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$7.2	$7.9	$61.1	$(5.7)	$(63.3)	$7.2

Net income (loss)	$7.2	$7.9	$61.1	$(5.4)	$(63.3)	$7.5
Currency translation adjustment, net of tax	(1.4)	(1.4)	0.2	0.2	1.0	(1.4)
Comprehensive income (loss)	5.8	6.5	61.3	(5.2)	(62.3)	6.1
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$5.8	$6.5	$61.3	$(5.5)	$(62.3)	$5.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$645.8	$91.2	$—	$737.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	215.4	38.8	—	254.4
Operating costs	—	33.0	163.6	51.4	—	248.0
General and administrative	0.1	45.8	35.2	6.1	—	87.2
Facility exit costs	—	—	0.1	—	—	0.1
Depreciation and amortization	—	0.3	36.9	4.7	—	41.9
Total expenses	0.1	79.3	451.2	101.0	—	631.6
Income (loss) from operations	(0.1)	(79.3)	194.6	(9.8)	—	105.4
Interest income	—	—	0.3	—	—	0.3
Interest expense	(1.5)	(78.5)	(1.5)	(0.8)	—	(82.3)
Interest income (expense) - intercompany	(0.5)	(1.2)	1.4	0.3	—	—
Income (loss) before income taxes and non-controlling interest	(2.1)	(159.0)	194.8	(10.3)	—	23.4
Income tax expense	—	(0.7)	(3.2)	(1.8)	—	(5.7)
	(2.1)	(159.7)	191.6	(12.1)	—	17.7
Equity in income of subsidiaries	19.3	179.0	(12.6)	—	(185.7)	—
Net income (loss)	17.2	19.3	179.0	(12.1)	(185.7)	17.7
Less: net income attributable to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$17.2	$19.3	$179.0	$(12.6)	$(185.7)	$17.2

Net income (loss)	$17.2	$19.3	$179.0	$(12.1)	$(185.7)	$17.7
Currency translation adjustment, net of tax	(5.8)	(5.8)	2.1	0.3	3.4	(5.8)
Comprehensive income (loss)	11.4	13.5	181.1	(11.8)	(182.3)	11.9
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$11.4	$13.5	$181.1	$(12.3)	$(182.3)	$11.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(28.5)	$(26.7)	$173.6	$0.1	$(146.3)	$(27.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.3	31.4	3.2	—	34.9
Amortization of debt discount and financing costs	—	9.1	—	—	—	9.1
Provision for accounts receivable loss	—	0.3	1.1	1.6	—	3.0
Amortization of carrying value adjustment	—	(10.4)	(3.2)	—	—	(13.6)
Gain (loss) on extinguishment of debt, net	—	6.9	(10.4)	—	—	(3.5)
Facility exit costs	—	—	0.3	—	—	0.3
Share-based compensation	—	1.8	—	—	—	1.8
Equity in (income) loss of subsidiaries	26.7	(173.6)	0.6	—	146.3	—
Deferred income taxes	—	0.3	2.5	(0.1)	—	2.7
Net change in assets and liabilities:
Restricted cash	—	(6.0)	1.7	0.4	—	(3.9)
Receivables	—	(0.4)	(10.9)	(5.5)	—	(16.8)
Receivables from related parties	—	(1.1)	1.1	—	—	—
Profit-sharing receivables from insurance carriers	—	—	(7.2)	—	—	(7.2)
Prepaid commissions	—	—	0.8	(2.3)	—	(1.5)
Other current assets	—	(12.6)	8.1	4.7	—	0.2
Contract rights and list fees	—	—	(1.5)	—	—	(1.5)
Other non-current assets	—	(0.5)	7.9	0.7	—	8.1
Accounts payable and accrued expenses	—	15.3	37.2	(4.9)	10.1	57.7
Payables to related parties	11.4	(11.4)	—	—	—	—
Deferred revenue	—	(0.1)	(5.1)	—	—	(5.2)
Income taxes receivable and payable	—	(0.1)	0.4	0.9	—	1.2
Other long-term liabilities	—	0.3	(1.1)	0.7	—	(0.1)
Other, net	—	(2.4)	8.8	(9.7)	—	(3.3)
Net cash provided by (used in) operating activities	9.6	(211.0)	236.1	(10.2)	10.1	34.6
Investing Activities
Capital expenditures	—	(4.0)	(25.5)	(0.6)	—	(30.1)
Acquisition-related payments	—	—	—	(0.4)	—	(0.4)
Restricted cash	—	—	0.4	0.2	—	0.6
Intercompany receivables and payables	—	—	(313.8)	—	313.8	—
Net cash provided by (used in) investing activities	—	(4.0)	(338.9)	(0.8)	313.8	(29.9)
Financing Activities
Proceeds from borrowing	—	1,539.6	—	—	—	1,539.6
Borrowings under revolving credit facility, net	—	40.0	—	—	—	40.0
Principal payments on borrowings	(11.5)	(1,391.1)	(128.8)	—	—	(1,531.4)
Financing costs	—	(28.1)	—	—	—	(28.1)
Other financing activities	0.4	0.3	0.3	(0.7)	—	0.3
Intercompany receivables and payables	—	224.0	—	99.9	(323.9)	—
Intercompany loans	—	(151.8)	234.0	(82.2)	—	—
Net cash provided by (used in) financing activities	(11.1)	232.9	105.5	17.0	(323.9)	20.4
Effect of changes in exchange rates on cash and cash equivalents	—	—	1.0	1.5	—	2.5
Net increase (decrease) in cash and cash equivalents	(1.5)	17.9	3.7	7.5	—	27.6
Cash and cash equivalents, beginning of period	1.5	9.1	12.8	14.3	—	37.7
Cash and cash equivalents, end of period	$—	$27.0	$16.5	$21.8	$—	$65.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$17.2	$19.3	$179.0	$(12.1)	$(185.7)	$17.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	0.3	36.9	4.7	—	41.9
Amortization of debt discount and financing costs	—	4.5	—	—	—	4.5
Provision for accounts receivable loss	—	—	0.2	—	—	0.2
Amortization of carrying value adjustment	—	(21.7)	(6.3)	—	—	(28.0)
Facility exit costs	—	—	0.1	—	—	0.1
Share-based compensation	—	2.8	—	—	—	2.8
Equity in (income) loss of subsidiaries	(19.3)	(179.0)	12.6	—	185.7	—
Deferred income taxes	—	0.3	2.2	(0.7)	—	1.8
Net change in assets and liabilities:
Restricted cash	—	—	(0.3)	0.2	—	(0.1)
Receivables	—	—	(7.6)	3.2	—	(4.4)
Receivables from related parties	—	0.4	(0.4)	—	—	—
Profit-sharing receivables from insurance carriers	—	—	(5.0)	—	—	(5.0)
Prepaid commissions	—	—	7.4	0.4	—	7.8
Other current assets	—	(1.1)	8.6	2.8	—	10.3
Contract rights and list fees	—	—	0.6	—	—	0.6
Other non-current assets	—	0.1	(0.2)	0.3	—	0.2
Accounts payable and accrued expenses	1.1	(6.4)	11.3	(8.8)	—	(2.8)
Payables to related parties	(1.7)	1.7	—	—	—	—
Deferred revenue	—	(0.1)	(8.4)	(0.7)	—	(9.2)
Income taxes receivable and payable	—	(0.3)	(0.3)	0.9	—	0.3
Other long-term liabilities	—	0.2	(0.4)	(1.4)	—	(1.6)
Other, net	—	1.5	(0.5)	(0.4)	—	0.6
Net cash provided by (used in) operating activities	(2.7)	(177.5)	229.5	(11.6)	—	37.7
Investing Activities
Capital expenditures	—	(3.8)	(19.0)	(1.5)	—	(24.3)
Restricted cash	—	—	1.2	0.3	—	1.5
Intercompany receivables and payables	—	—	(222.6)	—	222.6	—
Net cash used in investing activities	—	(3.8)	(240.4)	(1.2)	222.6	(22.8)
Financing Activities
Principal payments on borrowings	—	(5.8)	—	—	—	(5.8)
Intercompany receivables and payables	—	214.7	—	7.9	(222.6)	—
Capital contribution to subsidiary	—	(0.3)	—	0.3	—	—
Intercompany loans	—	(28.2)	20.9	7.3	—	—
Intercompany dividend	—	—	0.3	(0.3)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net cash provided by financing activities	—	180.4	21.2	14.9	(222.6)	(6.1)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.7)	(0.4)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	(2.7)	(0.9)	9.6	1.7	—	7.7
Cash and cash equivalents, beginning of period	4.2	31.0	7.4	12.8	—	55.4
Cash and cash equivalents, end of period	$1.5	$30.1	$17.0	$14.5	$—	$63.1

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2017 to 2016. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2017 and 2016, and our financial condition as of September 30, 2017, as well as a discussion of our liquidity and capital resources as of September 30, 2017.

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

•	Insurance Solutions. This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain accident and life insurance solutions.

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

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”), which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution clients which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution clients to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our clients have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution clients have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to subscribers, or require changes to our programs or solutions to subscribers that could also have a material adverse effect on our business.

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “— 2017 Credit Agreement Refinancing and International Notes Redemption” and the 2017 Exchange Offers, issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “— 2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

The Apollo Transactions

On October 17, 2005, Cendant completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion, an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

2015 Exchange Offers, 2015 Rights Offering and Reclassification

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 13.75%/14.50% senior secured Pay-in-Kind (“PIK”)/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for shares of Common Stock and (b) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its outstanding 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for shares of Common Stock of Affinion Holdings and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed a rights offering (the “2015 Rights Offering”) giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of International Notes (as defined below) and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of the Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of the Investments senior subordinated notes.

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

The proceeds of the term loans under the New Credit Facility were used by Affinion to refinance its credit facility, which was amended and restated in May 2014, to redeem in full the International Notes, to pay transaction fees and expenses and for general corporate purposes.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the

International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and new warrants (the “New Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) New Notes and New Warrants or (ii) cash. Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers, as described in more detail in Note 5.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings issued New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The New Notes and New Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion issued on May 10, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Global Loyalty
Gross Transactional Sales Volume (1)	$787,307	$506,907	$2,400,274	$1,481,437
Gross Transactional Sales Volume per Transaction (1)	$255.47	$137.93	$248.65	$146.25
Total Transactions	3,082	3,675	9,653	10,130
Global Customer Engagement
Average Subscribers (2)	2,411	2,593	2,468	2,652
Annualized Net Revenue per Average Subscriber (3)	$107.75	$104.10	$104.36	$104.23
Engagement Solutions Platform Revenue	$25,642	$27,853	$75,584	$90,298
Insurance Solutions
Average Supplemental Insureds (2)	3,090	3,300	3,143	3,357
Annualized Net Revenue per Supplemental Insured (3)	$73.84	$70.47	$71.07	$66.99
Legacy Membership and Package
Average Legacy Members (2)	1,063	1,460	1,145	1,701
Annualized Net Revenue per Legacy Member (3)	$108.25	$102.55	$106.52	$98.51

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes our consolidated results of operations for the three months ended September 30, 2017 and 2016:

Summary of Operating Results for the Three Months Ended September 30, 2017

	Three Months Ended	Three Months Ended
	September 30,	September 30,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$243.2	$238.1	$5.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	76.1	81.6	(5.5)
Operating costs	83.4	78.5	4.9
General and administrative	22.6	27.2	(4.6)
Facility exit costs	(1.2)	0.1	(1.3)
Depreciation and amortization	12.0	13.7	(1.7)
Total expenses	192.9	201.1	(8.2)
Income from operations	50.3	37.0	13.3
Interest income	—	0.1	(0.1)
Interest expense	(56.4)	(27.9)	(28.5)
Loss on debt extinguishment	(2.8)	—	(2.8)
Other expense, net	(0.1)	—	(0.1)
Income (loss) before income taxes and non-controlling interest	(9.0)	9.2	(18.2)
Income tax expense	(1.8)	(1.7)	(0.1)
Net income (loss)	(10.8)	7.5	(18.3)
Less: net income attributable to non-controlling interest	(0.1)	(0.3)	0.2
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(10.9)	$7.2	$(18.1)

The following is a summary of changes affecting our operating results for the three months ended September 30, 2017.

Net revenues increased $5.1 million, or 2.1%, for the three months ended September 30, 2017 as compared to the same period of the prior year primarily the result of higher net revenue in Global Loyalty primarily due to increased growth with existing clients and launches with new clients partially offset by lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily due to the timing of product launches with new clients in our engagement solutions business and lower revenue in our revenue enhancement business.

Segment EBITDA increased $11.6 million for the three months ended September 30, 2017 as compared to the same period of the prior year as the impact of the higher net revenues and lower marketing and commissions and lower general and administrative expenses was partially offset by higher operating costs.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Net Revenues. During the three months ended September 30, 2017, we reported net revenues of $243.2 million, an increase of $5.1 million, or 2.1%, as compared to net revenues of $238.1 million in the comparable period of 2016.  Global Loyalty net revenues increased $15.4 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $1.9 million in Global Customer Engagement primarily from lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients along with lower revenue in our revenue enhancement business. Insurance Solutions net revenues increased $0.6 million as an increase in the average revenue per supplemental insured along with a lower cost of insurance principally from lower claims experience was partially offset by the impact of lower supplemental insureds.  Net revenues in Legacy Membership and Package decreased $9.2 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue, primarily the result of lower average package members.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $5.5 million, or 6.7%, to $76.1 million for the three months ended September 30, 2017 from $81.6 million for the three months ended September 30, 2016. Marketing and commissions expense decreased $4.6 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased by $4.9 million, or 6.2%, to $83.4 million for the three months ended September 30, 2017 from $78.5 million for the three months ended September 30, 2016. Costs increased $7.0 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues. Operating costs decreased $2.1 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $4.6 million, or 16.9% to $22.6 million for the three months ended September 30, 2017 from $27.2 million for the three months ended September 30, 2016. Legacy Membership and Package decreased $5.2 million primarily due to lower reserves and fees related to certain legal matters.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.7 million for the three months ended September 30, 2017 to $12.0 million from $13.7 million for the three months ended September 30, 2016, primarily from a decrease in amortization expense of $1.3 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships, which are amortized on an accelerated basis. Depreciation expense decreased $0.4 million.

Interest Expense. Interest expense increased $28.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of restructuring our debt on May 10, 2017 whereby we entered into a new credit facility for term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for New Notes and New Warrants to acquire Affinion Holdings’ common stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Loss on Extinguishment of Debt. For the three months ended September 30, 2017, we recorded a loss in the amount of $2.8 million from redeeming the remaining Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes in the third quarter of 2017.

Income Tax Expense. Income tax expense increased by $0.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in the deferred state and foreign tax provisions for the three months ended September 30, 2017, partially offset by a decrease in the current state and foreign tax provisions and deferred federal tax provision for the same period.

The Company’s effective income tax rates for the three months ended September 30, 2017 and 2016 were (21.1)% and 19.1%, respectively. The difference in the effective tax rates for the three months ended September 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $9.2 million for the three months ended September 30, 2016 to a loss before income taxes and non-controlling interest of $9.0 million for the three months ended September 30, 2017 and an increase in the income tax provision from $1.7 million for the three months ended September 30, 2016 to $1.8 million for the three months ended September 30, 2017. The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to the state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$58.3	$42.9	$15.4	$22.8	$14.8	$8.0	$22.7	$14.9	$7.8
Global Customer Engagement	90.6	92.5	(1.9)	17.0	17.2	(0.2)	17.3	21.3	(4.0)
Insurance Solutions	59.9	59.3	0.6	22.7	22.4	0.3	22.7	22.0	0.7
Subtotal	208.8	194.7	14.1	62.5	54.4	8.1	62.7	58.2	4.5
Legacy Membership and Package	34.4	43.6	(9.2)	11.8	8.2	3.6	11.8	15.2	(3.4)
Eliminations	—	(0.2)	0.2	—	—	—	—	—	—
Corporate	—	—	—	(12.0)	(11.9)	(0.1)	(11.3)	(10.6)	(0.7)
Total	$243.2	$238.1	$5.1	62.3	50.7	11.6	63.2	62.8	0.4
Business optimization expenses and restructuring charges or expenses							(0.9)	(1.8)	0.9
Extraordinary or nonrecurring or unusual losses, expenses or charges							(0.5)	(8.5)	8.0
Other, net							0.5	(1.8)	2.3
Depreciation and amortization				(12.0)	(13.7)	1.7	(12.0)	(13.7)	1.7
Income from operations				$50.3	$37.0	$13.3	$50.3	$37.0	$13.3

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended September 30, 2017 and 2016 by reportable segment.

	Three Months Ended September 30, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.1	$0.5	$—	$(0.3)	$0.6	$0.9
Extraordinary or nonrecurring or unusual losses, expenses or charges	(0.2)	—	—	0.3	0.4	0.5
Other, net	—	(0.2)	—	—	(0.3)	(0.5)
Total	$(0.1)	$0.3	$—	$—	$0.7	$0.9

	Three Months Ended September 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.1	$1.4	$(0.7)	$1.1	$(0.1)	$1.8
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	2.7	—	5.8	—	8.5
Other, net	—	—	0.3	0.1	1.4	1.8
Total	$0.1	$4.1	$(0.4)	$7.0	$1.3	$12.1

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 12 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $15.4 million, or 35.9%, for the three months ended September 30, 2017 to $58.3 million as compared to $42.9 million for the three months ended September 30, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $8.0 million, or 54.1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily from the higher net revenue partially offset by higher servicing costs

Global Customer Engagement. Global Customer Engagement net revenues decreased by $1.9 million, or 2.1%, to $90.6 million for the three months ended September 30, 2017 as compared to $92.5 million for the three months ended September 30, 2016. Net revenues decreased primarily as a result of lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients along with lower revenue in our revenue enhancement business.

Segment EBITDA decreased $0.2 million, or 1.2%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as the lower net revenues of $1.9 million was partially offset by lower operating expenses of $1.7 million.

Insurance Solutions. Insurance Solutions net revenues increased by $0.6 million, or 1.0%, to $59.9 million for the three months ended September 30, 2017 as compared to $59.3 million for the three months ended September 30, 2016. Net revenues increased $0.6 million as an increase in the average revenue per supplemental insured along with a lower cost of insurance principally from lower claims experience was partially offset by the impact of lower supplemental insureds.

Segment EBITDA increased by $0.3 million, or 1.3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as the impact of higher net revenues was principally offset by slightly higher operating expenses.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $9.2 million, or 21.1%, to $34.4 million for the three months ended September 30, 2017 as compared to $43.6 million for the three months ended September 30, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA increased by $3.6 million, or 43.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Segment EBITDA increased as the impact from the lower net revenues of $9.2 million was more than offset by lower marketing and commissions expense of $4.6 million, lower operating costs of $2.1 million and lower general and administrative expenses of $5.2 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to lower reserves and fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased by $0.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2017 and 2016:

Summary of Operating Results for the Nine Months Ended September 30, 2017

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$721.6	$737.0	$(15.4)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	230.5	254.4	(23.9)
Operating costs	278.9	248.0	30.9
General and administrative	73.2	87.2	(14.0)
Facility exit costs	0.3	0.1	0.2
Depreciation and amortization	34.9	41.9	(7.0)
Total expenses	617.8	631.6	(13.8)
Income from operations	103.8	105.4	(1.6)
Interest income	0.1	0.3	(0.2)
Interest expense	(128.5)	(82.3)	(46.2)
Gain on debt extinguishment	3.5	—	3.5
Other expense, net	(0.3)	—	(0.3)
Income (loss) before income taxes and non-controlling interest	(21.4)	23.4	(44.8)
Income tax expense	(6.4)	(5.7)	(0.7)
Net income (loss)	(27.8)	17.7	(45.5)
Less: net income attributable to non-controlling interest	(0.7)	(0.5)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(28.5)	$17.2	$(45.7)

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2017.

Net revenues decreased $15.4 million, or 2.1%, for the nine months ended September 30, 2017 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange and the timing of product launches with new clients. Net revenue increased in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased $8.6 million for the nine months ended September 30, 2017 as compared to the same period of the prior year as the impact of the lower net revenues and higher operating costs was partially offset by lower marketing and commissions and lower general and administrative expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net Revenues. During the nine months ended September 30, 2017, we reported net revenues of $721.6 million, a decrease of $15.4 million, or 2.1%, as compared to net revenues of $737.0 million in the comparable period of 2016.  Global Loyalty net revenues increased $48.0 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $26.0 million in Global Customer Engagement primarily from the unfavorable impact of foreign exchange of $8.2 million and lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients along with lower revenue in our revenue enhancement business.  Insurance Solutions net revenues increased $0.8 million as an increase in the average revenue per supplemental insured along with a lower cost of insurance principally from lower claims experience was partially offset by the impact of lower supplemental insureds. Net revenues in Legacy Membership and Package decreased $39.0 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members and an unfavorable foreign exchange impact of $0.9 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $23.9 million, or 9.4%, to $230.5 million for the nine months ended September 30, 2017 from $254.4 million for the nine months ended September 30, 2016. Marketing and commissions expense decreased $13.5 million in Global Customer Engagement primarily due to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing, and the favorable impact of foreign exchange. Costs decreased in Legacy Membership and Package by $12.6 million primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased by $30.9 million, or 12.5%, to $278.9 million for the nine months ended September 30, 2017 from $248.0 million for the nine months ended September 30, 2016. Costs increased $41.7 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues and a charge of $23.3 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider and discussions with that provider are still ongoing. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.  Operating costs decreased $10.5 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $14.0 million, or 16.1% to $73.2 million for the nine months ended September 30, 2017 from $87.2 million for the nine months ended September 30, 2016. Costs decreased $11.2 million in Legacy Membership and Package primarily due to lower reserves and fees related to certain legal matters. Corporate costs decreased $6.3 million primarily due to cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings. Costs increased $5.0 million in Global Customer Engagement primarily due to higher professional fees and a provision recorded related to the collectability of a customer receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $7.0 million for the nine months ended September 30, 2017 to $34.9 million from $41.9 million for the nine months ended September 30, 2016 primarily from a decrease in amortization expense of $3.4 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. Depreciation expense decreased $3.6 million primarily the result of fully depreciating significant capital projects in 2016.

Interest Expense. Interest expense increased $46.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of restructuring our debt on May 10, 2017, whereby we entered into a new credit facility for term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for New Notes and New Warrants to acquire Holdings’ common stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain on Extinguishment of Debt. For the nine months ended September 30, 2017, we recorded a gain in the amount of $3.5 million as a result of restructuring our debt on May 10, 2017 and July 17, 2017.

Income Tax Expense. Income tax expense increased by $0.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an increase in the deferred state and foreign tax provisions for the nine months ended September 30, 2017, partially offset by a decrease in the current state and foreign tax provisions and deferred federal tax provision for the same period.

The Company’s effective income tax rates for the nine months ended September 30, 2017 and 2016 were (30.1)% and 24.5%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $23.4 million for the nine months ended September 30, 2016 to a loss before income taxes and non-controlling interests of $21.4 million for the nine months ended September 30, 2017 and an increase in the income tax expense from $5.7 million for the nine months ended September 30, 2016 to $6.4 million for the nine months ended September 30, 2017. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to the state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$170.8	$122.8	$48.0	$46.4	$41.2	$5.2	$69.3	$41.8	$27.5
Global Customer Engagement	268.8	294.8	(26.0)	39.9	54.9	(15.0)	47.2	62.0	(14.8)
Insurance Solutions	172.8	172.0	0.8	60.5	61.3	(0.8)	60.7	60.6	0.1
Subtotal	612.4	589.6	22.8	146.8	157.4	(10.6)	177.2	164.4	12.8
Legacy Membership and Package	109.2	148.2	(39.0)	28.9	32.7	(3.8)	33.6	50.9	(17.3)
Eliminations	—	(0.8)	0.8	—	—	—	—	—	—
Corporate	—	—	—	(37.0)	(42.8)	5.8	(34.1)	(36.0)	1.9
Total	$721.6	$737.0	$(15.4)	138.7	147.3	(8.6)	176.7	179.3	(2.6)
Business optimization expenses and restructuring charges or expenses							(10.6)	(11.4)	0.8
Extraordinary or nonrecurring or unusual losses, expenses or charges							(26.9)	(17.3)	(9.6)
Other, net							(0.5)	(3.3)	2.8
Depreciation and amortization				(34.9)	(41.9)	7.0	(34.9)	(41.9)	7.0
Income from operations				$103.8	$105.4	$(1.6)	$103.8	$105.4	$(1.6)

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the nine months ended September 30, 2017 and 2016 by reportable segment.

	Nine Months Ended September 30, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.1	$7.1	$0.1	$1.3	$2.0	$10.6
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.1	0.1	—	3.3	0.4	26.9
Other, net	(0.3)	0.1	0.1	0.1	0.5	0.5
Total	$22.9	$7.3	$0.2	$4.7	$2.9	$38.0

	Nine Months Ended September 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.3	$4.0	$(0.6)	$4.4	$2.3	$11.4
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	2.7	—	13.5	1.1	17.3
Other, net	(0.7)	0.4	(0.1)	0.3	3.4	3.3
Total	$0.6	$7.1	$(0.7)	$18.2	$6.8	$32.0

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 12 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $48.0 million, or 39.1%, for the nine months ended September 30, 2017 to $170.8 million as compared to $122.8 million for the nine months ended September 30, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $5.2 million, or 12.6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as the impact of the higher net revenue was partially offset by higher servicing costs and a charge of $23.3 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider and discussions with that provider are still ongoing. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $26.0 million, or 8.8%, to $268.8 million for the nine months ended September 30, 2017 as compared to $294.8 million for the nine months ended September 30, 2016. Net revenues decreased $8.2 million from the unfavorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $17.8 million primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients, as well as lower revenue in our revenue enhancement business.

Segment EBITDA decreased $15.0 million, or 27.3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as the lower net revenues of $26.0 million and higher general and administrative cost of $5.0 million were partially offset by lower marketing and commissions of $13.5 million and lower operating costs of $2.1 million. The lower marketing and commissions were primarily attributable to lower volumes, a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing and the favorable impact of foreign exchange. The lower operating costs were primarily related to the favorable impact of foreign exchange. The higher general and administrative costs were primarily due to higher professional fees and a provision recorded related to the collectability of a customer receivable.

Insurance Solutions. Insurance Solutions net revenues increased by $0.8 million, or 0.5%, to $172.8 million for the nine months ended September 30, 2017 as compared to $172.0 million for the nine months ended September 30, 2016. Net revenues increased as an increase in the average revenue per supplemental insured along with a lower cost of insurance principally from lower claims experience was partially offset by the impact of lower supplemental insureds.

Segment EBITDA decreased by $0.8 million, or 1.3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as the impact of the higher net revenue was more than offset by higher operating expenses.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $39.0 million, or 26.3%, to $109.2 million for the nine months ended September 30, 2017 as compared to $148.2 million for the nine months ended September 30, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members and an unfavorable foreign exchange impact of $0.9 million.

Segment EBITDA decreased by $3.8 million, or 11.6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $39.0 million was partially offset by lower marketing and commissions expense of $12.6 million, lower operating costs of $10.5 million and lower general and administrative costs of $11.2 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to lower reserves and fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $5.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily the result of cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2017 and December 31, 2016

	September 30,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Total assets	$796.0	$738.9	$57.1
Total liabilities	2,357.6	2,311.8	45.8
Total deficit	(1,561.6)	(1,572.9)	11.3

Total assets increased by $57.1 million, primarily due to an increase in cash and cash equivalents of $27.6 million, principally due to the timing of cash receipts at the end of the quarter, and an increase in receivables of $17.3 million due to higher receivables in our domestic and international travel businesses.

Total liabilities increased by $45.8 million, primarily due to an increase in accounts payable and accrued expenses of $62.6 million, principally due to an increase in gift card deposits, payables to travel vendors and the reserve accrual related to the gift card inventory cyber theft.

Total deficit decreased by $11.3 million, principally due to the issuance of warrants of $31.1 million, share-based compensation of $2.2 million and the change in currency translation adjustment of $6.0 million, partially offset by the net loss attributable to the Company of $28.5 million.

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

In addition to quarterly amortization payments, the term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in Affinion’s senior secured credit facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period. Second, a prepayment may be required with the net proceeds of certain asset sales.   However, certain of such net proceeds will not be required to be applied to prepay Affinion’s senior secured credit facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months.

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

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available funds under the revolving credit facility under our New Credit Facility. In addition, during 2017 and 2018, our required quarterly amortization payments under the term loan under our New Credit Facility will be nominal and we do not currently anticipate any other mandatory principal prepayments under the term loan.

Cash Flows – Nine Months Ended September 30, 2017 and 2016

At September 30, 2017, we had $65.3 million of cash and cash equivalents on hand, an increase of $2.2 million from $63.1 million at September 30, 2016.

The following table summarizes our cash flows and compares the $27.6 million increase in our cash and cash equivalents on hand during the period from December 31, 2016 to September 30, 2017 to the $7.7 million increase in our cash and cash equivalents on hand during the period from December 31, 2015 to September 30, 2016.

	Nine Months Ended September 30,
	2017	2016	Change
	(in millions)
Cash provided by (used in):
Operating activities	$34.6	$37.7	$(3.1)
Investing activities	(29.9)	(22.8)	(7.1)
Financing activities	20.4	(6.1)	26.5
Effect of exchange rate changes	2.5	(1.1)	3.6
Net change in cash and cash equivalents	$27.6	$7.7	$19.9

Operating Activities

During the nine months ended September 30, 2017, we generated $3.1 million less cash from operating activities than during the nine months ended September 30, 2016. Segment EBITDA decreased $8.6 million for the nine months ended September 30, 2017, which includes a $23.3 million charge for the third-party gift card inventory theft, as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we also paid approximately $14.3 million of costs related to the third-party gift card inventory cyber theft.

Investing Activities

We used $7.1 million more cash in investing activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we used $30.1 million for capital expenditures and made $0.4 million in acquisition-related payments. During the nine months ended September 30, 2016, we used $24.3 million for capital expenditures.

Financing Activities

We generated $26.5 million more cash from financing activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we made payments on our first-lien and second-lien term loans for $753.8 million and $425.0 million, respectively, redeemed the International senior subordinated notes for $118.5 million, redeemed Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments 2013 senior subordinated notes for $227.4 million and made payments on our new term loan of $6.7 million. We also issued New Notes for $235.9 million, received $1,303.7 million and $40.0 million of term loans and revolving credit facility under our New Credit Facility and incurred $28.1 million of financing costs related to the New Notes and New Credit Facility. During the nine months ended September 30, 2016, we had repayments under Affinion’s first lien term loan and other debt of $5.8 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of September 30, 2017, we had approximately $1.9 billion in indebtedness.

At September 30, 2017, on a consolidated basis, Affinion had $1,333.3 million outstanding term loans under Affinion’s New Credit Facility, as defined below ($1,302.4 million, net of discount) and $557.0 million outstanding under Affinion’s New Notes, as defined below ($533.0 million, net of discount),. At September 30, 2017, there were borrowings of $40.0 million ($37.5 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $70.0 million available under the revolving credit facility.

As of September 30, 2017, Affinion’s New Credit Facility and the indenture governing Affinion’s New Notes contained various restrictive covenants that apply to Affinion. As of September 30, 2017, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

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

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the quarter ended September 30, 2017 and through December 31, 2017, the maximum ratio of senior secured debt to EBITDA was 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0.

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

On May 10, 2017, (a) Affinion completed the AGI Exchange Offer; (b) Affinion Holdings completed the Holdings Exchange Offer; and (c) Affinion Investments completed the Investments Exchange Offer.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement to pay the cash tender consideration to participating holders in the Exchange Offers.

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

Interest on the New Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The New Notes will mature on November 10, 2022. Under certain circumstances, the New Notes are redeemable at Affinion’s option prior to maturity. If the New Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase New Notes. The New Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants will restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC. Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility.  The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness, including obligations under the New Credit Facility, and senior to Affinion’s and the guarantors’ existing and future senior indebtedness.

Previously, in connection with the Exchange Offers, on March 31, 2017, Elliott, Franklin, Empyrean, and ICG, all of whom were, or became as a result of the 2017 Exchange Offers, Issuance of New Notes and New Warrants and redemptions of Affinion’s 2010 senior notes, related parties, entered into the Investor Purchase Agreement with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. On May 10, 2017, Affinion exercised its option to redeem the Existing AGI Notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing the Existing AGI Notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued with as part of the Exchange Offers.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of New Notes to the Investors and Affinion Holdings New Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The New Notes and New Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of New Notes that Affinion issued on May 10, 2017.

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

Investments Senior Subordinated Notes

The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contained negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contained customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guarantees Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. Following the consummation of the 2015 Investments Exchange Offer, approximately $22.6 million principal amount of the Investments senior subordinated notes were outstanding. In connection with the 2015 Investments Exchange Offer, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions in the indenture governing the Investments senior subordinated notes. In May 2017,

$12.4 million of the Investments senior subordinated notes were exchanged for New Notes and New Warrants. In July 2017, $10.2 million of the Investments senior subordinated notes were redeemed for $11.1 million, including accrued interest.

Affinion’s 2013 Senior Subordinated Notes

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes will mature on August 15, 2018. Affinion’s 2013 senior subordinated notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes and holders of at least 25% of the principal amount of the Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.  In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the note agreement governing Affinion’s 2013 senior subordinated notes. In May 2017, $12.4 million of the Investments senior subordinated notes were exchanged for Affinion’s 2013 senior subordinated notes. In July 2017, $10.2 million of Affinion’s 2013 senior subordinated notes were cancelled, including accrued interest.

2015 Exchange Offers and 2015 Rights Offering

On November 9, 2015, (a) Affinion Holdings completed the 2015 Holdings Exchange Offer to exchange its outstanding 2013 senior notes for shares of Common Stock of Affinion Holdings, (b) Affinion Investments completed the 2015 Investments Exchange Offer to exchange its outstanding Investments senior subordinated notes for shares of Common Stock of Affinion Holdings, and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed the 2015 Rights Offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes who fully participated in the 2015 Exchange Offers the right to purchase an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Under the terms of the 2015 Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Common Stock. Under the terms of the 2015 Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Common Stock. Under certain circumstances, certain holders would have received a Limited Warrant of Affinion Holdings that would have been convertible into shares of Common Stock upon certain conditions. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of the Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. No Limited Warrants were issued in the 2015 Exchange Offers. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of the Investments senior subordinated notes. In connection with the 2015 Investments Exchange Offer, Affinion paid $14.7 million for financing costs.

Immediately after the consummation of the 2015 Holdings Exchange Offer, (i) Affinion Holdings contributed to Affinion a number of shares of Common Stock sufficient to pay the consideration for the Investments senior subordinated notes in the 2015 Investments Exchange Offer; (ii) Affinion then used such shares of Common Stock to repurchase for cancellation its Affinion 2013 senior subordinated notes from Affinion Investments in the same principal amount as the principal amount of the Investments senior subordinated notes accepted for exchange in the 2015 Investments Exchange Offer; and (iii) Affinion Investments then used such shares of Common Stock to repurchase for cancellation the tendered Investments senior subordinated notes.

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

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended September 30, 2017 to Adjusted EBITDA.

For the Twelve
Months Ended
September 30, 2017 (a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(30.0)
Interest expense, net	155.8
Income tax expense	8.1
Non-controlling interest	0.8
Other expense, net	0.2
Gain on extinguishment of debt	(3.5)
Depreciation and amortization	49.7
Business optimization expenses and restructuring charges or expenses (b)	14.3
Extraordinary or nonrecurring or unusual losses, expenses or charges (c)	35.0
Other, net (d)	2.0
Adjusted EBITDA, excluding pro forma adjustments (e)	232.4
Effect of the pro forma adjustments (f)	—
Adjusted EBITDA, including pro forma adjustments (g)	$232.4

(a)

Represents consolidated financial data for the year ended December 31, 2016, minus consolidated financial data for the nine months ended September 30, 2016, plus consolidated financial data for the nine months ended September 30, 2017.

(b)	Represents the elimination of the effect of business optimization expenses and restructuring charges or expenses.
(c)	Represents the elimination of extraordinary or nonrecurring or unusual losses, expenses or charges.
(d)

Primarily represents the elimination of (i) net changes in certain reserves, (ii) share-based compensation expense and (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2016 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility, subject to certain limitations.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2016.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

Debt Repurchases

We or our affiliates have, in the past, and may, from time to time in the future, purchase any of Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2017 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2022 and		September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$—	$—	$—	$—	$—	$557.0	$557.0	$479.0
Average interest rate	13.97%	14.10%	14.85%	15.50%	15.50%	15.50
Variable rate debt	$3.4	$13.4	$28.5	$58.6	$67.0	$1,202.4	$1,373.3	$1,372.8
Average interest rate (a)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

(a)	Average interest rate is based on rates in effect at September 30, 2017.

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

During the nine months ended September 30, 2017, the Company recognized a realized loss on the forward contracts of $1.3 million. During the three months ended September 30, 2017, there was no realized gain or loss recognized by the Company. During the three and nine months ended September 30, 2016, the Company recognized a realized gain on the forward contracts of $0.3 million and $2.2 million, respectively.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

None.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On October 24, 2017, Affinion Holdings’ Board approved a restricted stock unit agreement, under the terms of the 2015 Plan for awards Affinion Holdings intends to enter into promptly in respect of services provided by each of its non-employee directors. Pursuant to the restricted stock unit agreement, each such director will be awarded 9,804 restricted stock units, (i) three-fourths (3/4) of which will vest on the date of grant and (ii) the remaining one-fourth (1/4) will vest in equal installments on each of October 31, 2017, November 30, 2017 and December 31, 2017, respectively, subject to continued service on the applicable vesting date; provided that, in the event of a “Change in Control” (as defined in the agreement), any unvested restricted stock units will fully vest. Each vested restricted stock unit will be settled by the delivery of one share of common stock of Affinion Holdings to the applicable director on the earlier to occur of (A) a “Change in Control” or (B) the third anniversary of the date of grant.  The form of the award agreement to be entered into by Affinion Holdings with each of the non-employee directors is filed herewith as Exhibit 10.2.

On October 23, 2017, the Compensation Committee (the “Committee”) approved the 2017 Retention Award Program (the “2017 Retention Program”), a cash incentive award program intended to encourage the retention of certain key employees, which provides for aggregate payments of between approximately $5.9 million and $8.8 million to 94 employees.  Under the 2017 Retention Program, the Committee approved grants to (i) Mr. Siegel in an amount between $691,875 and $922,500, (ii) Mr. Miller in an amount between $307,500 and $410,000, (iii) Mr. Lyons in an amount between $307,500 and $410,000, (iv) Mr. Conforti in an amount between $194,170 and $388,340, and (v) Mr. Lazear in an amount  between $170,000 and $340,000, each such amount to be determined in the discretion of the Committee.  The 2017 Retention Program is subject to a time-based vesting condition.  An employee will become vested in the 2017 Retention Program grant on June 15, 2018, subject to the employee’s continued employment in good standing on such date.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Indemnity.
10.2*	Form of Award Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: October 26, 2017	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1