Form 10-K
period 2017-12-31
Affinion Group Holdings, Inc.
filed 2018-03-01
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Due to the limited trading of the registrant’s common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2017 was zero.

As of February 28, 2018, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,157,071, (2) Class C Common Stock, $0.01 par value, was 433,813, and (3) Class D Common Stock, $0.01 par value, was 456,643.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Unless the context otherwise requires or indicates,

•

all references to “Affinion Holdings,” the “Company,” “we,” “our” and “us” refer to Affinion Group Holdings, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis after giving effect to the consummation on October 17, 2005 of the acquisition (the “2005 Acquisition”) by Affinion Group, Inc. of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition) and the other transactions described in this Annual Report on Form 10-K (the “Report”) under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Apollo Transactions,” but for periods prior to the 2005 Acquisition, refer to the historical operations of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) that we acquired in the 2005 Acquisition,

•

all references to our consolidated subsidiaries include (i) Affinion Investments, LLC, Affinion Investments II, LLC (“Affinion Investments”) and Affinion Developments, LLC, all of which are unrestricted subsidiaries under the indentures governing Affinion’s 2017 senior notes (as defined below)  and (ii)  for periods after January 14, 2011, Webloyalty (as defined below),

•	all references to “Affinion” refer to our subsidiary, Affinion Group, Inc., a Delaware corporation, and
•	all references to “fiscal year” are to the twelve months ended December 31 of the year referenced.

Item 1.	Business

The following description of our business is current as of December 31, 2017 and does not give effect to or incorporate any subsequent events unless otherwise noted.

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

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for approximately 18.4 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

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

For the year ended December 31, 2017, we had net revenues, net loss attributable to us and Adjusted EBITDA (as defined below) of $953.1 million, $25.2 million and $235.2 million, respectively.

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

As of December 31, 2017, we had almost 6,150 clients in a variety of industries including financial services, ecommerce, retail, travel and telecommunications. Some of our leading clients, based on revenues for the year ended December 31, 2017, include JPMorgan Chase, Wells Fargo, Transworld Entertainment, Citibank and Capital One. Revenues generated from our largest client, JPMorgan Chase, and its customers, accounted for 11.1% of total revenues in 2017. Many of our clients have been working with us for over ten years.

Customers:

Our customers value participation in our programs and access to our solutions because of: the seamless service and relevant, best-in-class rewards we offer through our loyalty programs; the attractive lifestyle and protection services and enhanced benefits of our customer engagement programs; and the peace of mind from our insurance solutions. Depending on the nature of the relationship we have with a given client, customers may either purchase our programs directly from us or receive the benefits and solutions from our client. We derived approximately 34% of our net revenues in 2017 from subscribers and customers we obtained through our 10 largest clients.

As of December 31, 2017, we had approximately 43.7 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services and approximately 43 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide.

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

We use our proprietary technology platforms to support our business segments and deliver differentiated programs and solutions to our clients. The development and maintenance of our leading technology platforms is integral to our ability to maximize value from each of our client relationships.

Industry Overview

Loyalty and customer engagement programs and solutions provide incentives and benefits to major brands to support their loyalty and customer experience objectives. Businesses use loyalty and customer engagement programs and solutions to further integrate and enrich their relationships with existing customers and to engage and attract new customers.

Points-based loyalty programs offer many redemption options, including gift card, travel, merchandise, cash back and various other options. We believe the market for loyalty program services is substantial and growing, and we also believe redemption volumes continue to grow. In the United States, the number of loyalty program memberships was approximately 3.8 billion in 2016, increasing by 15% since 2014, according to the 2017 Colloquy Loyalty Consensus report. Internationally, we believe the market for loyalty program and redemption management offers significant growth opportunities.

Through our global customer engagement operations, we create and manage innovative programs and solutions that address key consumer needs such as greater peace-of-mind and meaningful savings. According to the Consumer Sentinel Network Data Book, a Federal Trade Commission (“FTC”) report, identity theft was the number three complaint reported to the FTC for the calendar year 2016. According to Statista Dossier, the number of digital coupons redeemed worldwide is projected to grow to 31 billion in 2019, from 16 billion in 2014.

AD&D insurance is a policy that pays benefits to the beneficiary if the cause of death is an accident. According to an IBISWorld AD&D Insurance Market Research Report, AD&D was a $23 billion market in 2015 in the U.S. We market AD&D, as well as other accident and life insurance solutions, on behalf of our financial institution partners.

Our Market Opportunity and Business Strategy

In 2016, we implemented a new globalized organizational structure to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allowed us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies, with meaningful cost savings. In addition, we are no longer materially investing in lines of business that we believe are not essential to our long-term growth prospects. We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions. The 2016 implementation of the global organizational structure marked another major step in our strategic plan and ongoing transformation.

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

Capitalize on a Large Domestic Market for our Loyalty Solutions. We believe the domestic market for loyalty program services is substantial and growing; U.S. loyalty memberships grew from 3.3 billion in 2014 to 3.8 billion in 2016, a growth rate of 15%, according to the 2017 Colloquy Loyalty Consensus report. We also believe redemption volumes continue to grow and new technologies such as virtual personal assistants and conversational interfaces will continue to provide incremental transaction opportunities. We also continue to identify additional distribution opportunities for rewards and incentives. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior.

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

Capitalize on Demand for Key Customer Engagement Programs and Solutions such as Identity Theft Protection, Personalized Data Protection and Consumer Savings. We believe there are additional opportunities to grow our customer engagement business both domestically and internationally, as we provide solutions that strengthen our partners’ existing customer relationships by engaging consumers and building brand loyalty thereby generating incremental revenue for our partners.  We intend to expand and grow our existing portfolio focusing on financial institution clients, further penetrating and growing our ecommerce business, leveraging current assets and developing new capabilities, and evolve and modernize our engagement solutions offerings and platform to gain new business development traction. We believe consumers are increasingly focused on protecting their identity and credit accounts. According to the Consumer Sentinel Network Data Book, an FTC report, identity theft was the number three complaint reported to the FTC for the calendar year 2016.  In addition, consumer demand for coupons and discounts continues to grow with expanded acceptance and delivery mechanisms. According to Statista Dossier, the number of digital coupons redeemed worldwide is projected to grow to 31 billion in 2019, from 16 billion in 2014.

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

Broad Capabilities for Loyalty Program Solutions. We continuously monitor technology and user experience trends, as well as redemption options available to consumers of a loyalty points program. We are able to fulfill consumers’ most preferred redemption options because of our extensive supplier network that includes direct relationships with hundreds of travel, merchandise and gift card providers, representing more than 985 brands. We are also licensed as a travel agency, and based on our gross transactional sales volume, we believe that we operate one of the largest leisure travel agencies in the United States. We have the flexibility to offer our clients a full service solution or a disaggregated approach, customized to their needs. Our clients are able to leverage these capabilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which we believe increases the likelihood that the program will positively influence consumer behavior.

We believe that the range of the services we are able to provide to support our clients’ loyalty programs provides us with a sustainable advantage over competitors.

Broad Based Geographic Distribution. Because we operate in 19 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, including the United Kingdom, the Nordic countries, Spain, Italy, France and Germany, we are able to provide our loyalty and customer engagement solutions on a global basis to better serve our clients who may have operations and customers in multiple countries. We benefit from synergies generated across all of our operations, including the ability to leverage the knowledge and experience we gain from one country into a new territory.

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

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chief Executive Officer, Todd Siegel, who has been with us for over eighteen years, our seven senior executives have a combined ninety-seven years of experience with Affinion Holdings.

We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Programs and Solutions

Global Loyalty Solutions. We create and manage any and all aspects of our clients’ loyalty programs including program design, program management, technology platform, data analytics, points administration and rewards fulfillment. We manage loyalty solutions for points-based loyalty programs for many large financial institutions and other significant businesses. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2017, we facilitated approximately $3.2 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

We provide and manage reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly-owned subsidiary, which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline reward fulfillment as we fulfilled approximately 14.3 million redemptions in 2017 on an annualized basis. We do not retain any loyalty points-related liabilities. We typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Connexions also provides clients with the ability to offer leisure travel as a subscriber benefit in a purchase environment, and a travel gift card, which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

We believe we are differentiated by our technology platform that supports member management and points accounting functions and delivers a best-in-class user experience for member rewards accounts.   Our flexibility allows us to vary the rules and offerings in programs to maximize per customer revenues and profits.  Our scalability allows us to continually add new features, partners, programs, and customer segments quickly, easily and securely.  Our business rules allow each of our clients to segment their customer base with unique design and experience, seamlessly with the client’s brand.  Our clients’ customers’ data is protected, meaning their loyalty program is rewarding and secure.

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

Our principal customer engagement benefits are: (1) DataPal, a combination of benefits that secures users’ internet connection, simplifies password and document storage and scans the web for personal data; (2) PrivacyGuard and My Credit Tracker, which provides access to and monitoring of credit report, credit score and credit history to prevent identity-theft; (3) Complete Savings, which provides online shopping and access to discounts; (4) Enjoymore, a shopping program offering access to discounts on dining and cinema, and cash back on tickets and other events; and (5) Great Fun, a discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment.

Insurance Solutions. We offer five primary insurance solutions that pertain to supplemental health or life insurance. These solutions, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

At December 31, 2017, our principal insurance products included: (1) AD&D, which provides coverage for accidental death and serious injury with $1,000 initial complimentary coverage and up to $300,000 in additional coverage; (2) Hospital Accident Plan, which pays cash directly to the insured if hospitalized due to a covered accident with up to $1,800 per day hospitalized; (3) Recuperative Care, which provides cash directly to the insured if hospitalized due to a covered accident or illness with up to $400 per day hospitalized; (4) Graded Benefit Whole Life, which provides a lump sum life insurance benefit with up to $25,000 of coverage; and (5) Simplified Issue Term Life, which provides a lump sum life insurance benefit with up to $250,000 of coverage.

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

Clients

We are able to provide our loyalty and customer engagement solutions by utilizing the brand names and customer contacts of our clients. Our diversified base of clients includes more than 6,150 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and internet. Select clients include JPMorgan Chase, Wells Fargo, Transworld Entertainment, Citibank and Capital One. In 2017, we derived approximately 34% of our net revenues from subscribers and end-customers obtained through our 10 largest clients.

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

Global Loyalty. We had 41 clients at December 31, 2017, which include leading financial institutions, gaming companies, brokerage houses, automotive companies, premier hotels and travel-related companies.

Global Customer Engagement. We had approximately 775 clients in multiple industries at December 31, 2017. Our relationships with our largest partners typically encompass multiple products and/or types of marketing channels. In general, we have long-standing relationships with our partners. Our international clients include some of Europe’s most prominent retail banks and telecommunications companies.

Insurance Solutions. Our insurance clients consist of approximately 3,160 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2017. Customers of our top 10 clients generated approximately 24% of our gross insurance revenue in 2017. In addition, we have held the AD&D product endorsement of the American Bankers Association since 1989 and of the National Association of Federal Credit Unions since 2004.

Customers

As of December 31, 2017, we had approximately 43 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 43.7 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and solutions to our customers through nearly 6,150 clients as of December 31, 2017. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Global Loyalty. As of December 31, 2017, we had approximately 43.7 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services.

Global Customer Engagement. As of December 31, 2017, we had approximately 1.3 million subscribers and end-customers in the U.S. We target customers of our clients who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being. As of December 31, 2017, we had approximately 17.1 million international package customers and approximately 2 million customers in 19 countries, primarily in Europe.

Insurance Solutions. As of December 31, 2017, we had approximately 18.4 million insurance customers in the U.S. We rely on access to our clients’ large customer bases to market our insurance solutions. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

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

Global Loyalty. Connexions acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’ proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty and insurance benefits suppliers. We work directly with approximately 515 suppliers to obtain rewards and provide loyalty clients with access to more than 12,700 available merchandise models.

Global Customer Engagement. We partner with a variety of third-party suppliers to provide services, benefits and fulfillment for many of our programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR product and AutoVantage product. Global Customer Engagement services its clients using a variety of third-party suppliers to provide benefits, fulfillment and delivery for some of our programs. In addition, we also have key supplier relationships with third parties for benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our identity theft protection products. Global Customer Engagement also uses third-party suppliers for its print and fulfillment products.

Insurance Solutions. As of December 31, 2017, our carriers for our insurance solutions were Transamerica Premier Life Insurance Company, Minnesota Life Insurance Company, Federal Insurance Company, a member insurer of the Chubb Group of Insurance Companies, Mutual of Omaha and The Hartford, Inc.

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

Gift Card Fulfillment. Through an in-house gift card fulfillment facility, we deliver approximately 7.7 million gift card rewards annually, and we have nearly 200 merchant relationships directly sourced and managed.

Merchandise Fulfillment. We provide merchandise rewards fulfillment to our clients’ customers with access to approximately 11,100 products from over 700 top brands. We manage the process of customers purchasing merchandise products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered.

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

Competition

We are a leading loyalty, customer engagement and insurance solutions company with value-added programs and services with a network of almost 6,150 clients as of December 31, 2017, approximately 43 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 43.7 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2017. Our leadership position in the marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from approximately 23,300 loyalty and customer engagement program marketing campaigns conducted over the last five years and our core strengths in the areas of multi-channels marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2017, we offered 13 core products and services with over 245 unique benefits and supported more than 4,300 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Global Loyalty Solutions. Participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Blackhawk, Expedia, Bridge2Solutions and Epsilon.

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

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Affinion Benefits Group, Connexions Loyalty, Affinion International, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks is a valuable asset.

Employees

As of December 31, 2017, we employed approximately 3,860 people, of which approximately 59% are located in North America and the remaining 41% are in our international offices.

Company History

We have over 40 years of operational history. We started offering membership products in 1973, and in 1985 began marketing insurance and package enhancement products. In 1988, we entered the loyalty solutions business and in the early 1990s, we started offering certain of our program offerings internationally.

In 2005, the Company was acquired by investment funds affiliated with Apollo Global Management, LLC (such investment funds, the “Apollo Funds”) from Cendant Corporation (“Cendant”) through the consummation of the Apollo Transactions (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Apollo Transactions”).

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “—2017 Credit Agreement Refinancing and International Notes Redemption” and the Exchange Offers, issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “—2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

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

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as laws by countries within the EU in which Affinion International conducts its operations. These include:

•	General Data Protection regulation: imposing security obligations, consent requirements, and restrictions on the processing, use and transmission of customers’ personal data;
•	Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers;
•	Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities;
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

•

Consumer Rights Directive: harmonizing certain consumer rights across Europe, including requiring that consumers receive certain pre-contract information, clarifying cancellation rights for distance and off-premises contracts and digital products contracts, and prohibiting excessive surcharges on payment cards and telephone lines.

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

We are a highly leveraged company. As of December 31, 2017, we had approximately $2.0 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, require quarterly principal payments on Affinion’s term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2017, our estimated annual 2018 principal and interest payments on our debt, based on our interest rate assumptions for the year, will be approximately $149.9 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

Our substantial indebtedness could have important consequences, including the following:

•

it may materially limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, such as marketing expenditures;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;
•	it may materially limit our flexibility in planning for, or reacting to, changes in our operations or business, and in investing in our technology platform to maintain industry leading standards;
•	we are more highly leveraged than some of our competitors, which may place us at a material competitive disadvantage and may have a negative impact on our ability to attract and retain clients;
•	it may make us more vulnerable to downturns in our business or the economy or requests from our clients and vendors for more favorable business terms;
•	it may materially restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities; and
•	it may materially limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

All of the debt under Affinion’s New Credit Facility (as defined below) is variable-rate debt, subject to a minimum LIBOR floor.

The terms of Affinion’s New Credit Facility and the indenture governing Affinion’s Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 (Affinion’s “2017 senior notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of Affinion’s New Credit Facility and the indenture governing Affinion’s 2017 senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on Affinion, including restrictions on Affinion’s ability to, among other things:

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

In addition, Affinion’s New Credit Facility requires Affinion to maintain a maximum senior secured leverage ratio. As a result of these covenants, we may be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

If Affinion fails to comply with the covenants contained in Affinion’s New Credit Facility, an event of default, if not cured or waived, could result under Affinion’s New Credit Facility, and the lenders thereunder:

•	will not be required to lend any additional amounts to Affinion;
•

could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could proceed against the collateral securing Affinion’s New Credit Facility; and

•	could require Affinion to apply all of its available cash to repay these borrowings;

any of which could result in an event of default under Affinion’s 2017 senior notes.

If the indebtedness under Affinion’s New Credit Facility or Affinion’s 2017 senior notes were to be accelerated, there can be no assurance that Affinion’s assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt.  This could intensify the risks described above.

The terms of the indenture governing Affinion’s 2017 senior notes and Affinion’s New Credit Facility contain restrictions on our ability and that of any of our subsidiaries to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2017, we had $50.0 million available for additional borrowing under the revolving loan commitments under Affinion’s New Credit Facility, after giving effect to $5.0 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt.

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

Our ability to satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

the future availability of borrowings under Affinion’s New Credit Facility, the availability of which depends on, among other things, Affinion complying with the covenants in Affinion’s New Credit Facility.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our New Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay marketing spend, system improvements and/or capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including Affinion’s New Credit Facility and the indenture governing Affinion’s 2017 senior notes, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations and/or reduce or delay marketing spend and/or capital expenditures to meet our debt service and other obligations. In the case of dispositions, we may not be able to consummate them for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, none of Affinion Holdings’ equityholders have any continuing obligation to provide us with debt or equity financing.

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

The terms of Affinion’s New Credit Facility and the terms of the indenture governing Affinion’s 2017 senior notes significantly restrict Affinion Holdings’ subsidiaries from paying dividends and otherwise transferring assets to Affinion Holdings. The terms of each of those debt instruments provide Affinion and its subsidiaries with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to Affinion Holdings. The terms of any future indebtedness incurred by Affinion or any of its subsidiaries may include additional restrictions on their ability to make funds available to Affinion Holdings, which may be more restrictive than those contained in the terms of Affinion’s New Credit Facility and the terms of the indenture governing Affinion’s 2017 senior notes.

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that are or will be subsidiary guarantors of Affinion’s 2017 senior notes or Affinion’s New Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2017, we derived approximately 34% of our net revenues from customers we obtained through the 10 largest clients of our nearly 6,150 clients.

With respect to our loyalty and engagement solutions operations, many of our key client relationships are governed by agreements that may be terminated at any time without cause by our clients upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our clients upon notice of as few as 30 days without penalty. Our clients are not subject to minimum volume or marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our clients may cease or reduce the value of loyalty points or their marketing of our programs and solutions without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key clients may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution clients, certain clients have terminated their agreements with us or ceased marketing our programs and solutions to, or ceased billing, their customers. The loss of such clients or, with regard to our largest clients, the loss of any substantial portion of the business derived from such client, the cessation of support of their loyalty programs or their marketing of our programs and solutions or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing programs and solutions of which such client’s customers are customers of ours and could adversely affect our ability to further market new or existing programs and solutions through such client to prospective customers. There can be no assurance that more of our clients or any of our largest clients, who individually represent a material portion of our revenues, will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

We may be significantly affected by the loss of any of our key clients and we must replace the clients and customers we lose in the ordinary course of business. If we fail to retain or replace our customers, particularly our largest customers, our revenue may decline and our client and customer base will decline, resulting in material adverse effects to our financial condition.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of clients or customers has occurred historically, and in the future may occur, due to numerous factors, including:

•	changing customer preferences;
•	changes in the value proposition for loyalty program points;
•	other less expensive or more accessible sources for gift cards, travel, merchandise and other program benefits;
•	competitive price pressures;
•	general economic conditions;
•	customer dissatisfaction;
•	credit or debit card holder turnover;
•	shifts in customers’ technological demands; and
•	client and customer turnover.

Further, we also have experienced a loss of subscribers in our Legacy Membership and Package segment due to the regulatory issues at our financial institution clients, which have and may continue to cause, such clients to cancel the membership of certain subscribers. Additionally, we expect to continue to see a net loss of customers in our global customer engagement and insurance businesses as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each customer rather than the size of our customer base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Such a focus on customer concentration enhances the importance of business of individual customers. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we have historically needed to replace each year and the concentration of revenues from customers of our largest individual clients, there can be no assurance that we can successfully replace business that we lose with a customer or significant client departure. In addition, even if we are successful in adding new customers or clients with a new customer base to replace lost revenues, our profitability may still decline.

Our business is highly dependent on our existing computer, billing, communications and other technological systems. Any temporary or permanent loss of any of our systems could have a negative effect on our business, financial condition and results of operations.

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our clients’ and subscribers’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue and/or key clients.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully.  Our business strategy is to pursue initiatives that maintain and enhance our position as a global leader in the design, administration and fulfillment of comprehensive loyalty and customer engagement programs and solutions that enhance and extend the relationship of millions of consumers with our clients by creating and/or delivering valuable programs and solutions that generate incremental loyalty and to focus on attractive opportunities that will increase our profitability and cash flows. We may not be able to implement our business strategy successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service our debt may be materially and adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as legal developments, government regulation, general economic conditions or increased operating costs or expenses.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative loyalty, customer engagement and insurance programs and solutions, the quality and breadth of the programs and solutions offered, competitive pricing and in-house marketing expertise. Our competitors offer programs and solutions similar to, or which compete directly with, those offered by us. These competitors include, among others, Maritz Loyalty Marketing, Blackhawk, Expedia, Bridge2Solutions, Epsilon, Experian, Equifax, TransUnion, Card Protection Plan, AIG, CUNA Mutual Group and New York Life. In addition, we could face competition if our current clients were to develop and market their own in-house programs and solutions similar to ours. Furthermore, certain of our clients (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products and solutions to their customers, the marketing and servicing of which historically were provided by us.

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
•

other businesses (including our current clients) will not themselves introduce in-house programs with greater ability to invest in new technologies and upgrades, and solutions similar to those we offer.

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

We have, in the past, experienced declines in our Adjusted EBITDA and may be unable to achieve annual Adjusted EBITDA growth in future periods.

In 2017, we experienced a modest increase in our Adjusted EBITDA compared to 2016, in which period we experienced a decline. Our Adjusted EBITDA may decline, and we may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties. In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns for our investments, maintain or exceed the renewal rate and profitability of our subscriber base, retain key clients and expand those relationships, develop relationships with new key  clients, grow our loyalty and customer engagement operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

We are, or have been, involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the OCC and the CFPB, respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. commenced an arbitration proceeding against Trilegiant (as defined below) and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees, that Bank of America incurred related to the OCC and CFPB Consent Orders. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 29, 2016, the arbitrator overseeing the arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $ 4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding.  Both parties filed motions for reconsideration by the arbitrator of portions of the award.  On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0

million due to a calculation error in the original award.   On January 25, 2017, the parties agreed to a Settlement Agreement and Release (“Settlement”) that, among other things, resolved the parties’ disputes without further litigation and released the parties from claims related to the arbitration.  As part of the Settlement, Affinion agreed to pay Bank of America $4.0 million, which payment was made on January 31, 2017.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and foreign regulatory agencies relating to the marketing of its membership programs and solutions and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements. By way of further example, in January 2015, following voluntary discussions with the FCA, Affinion International Limited (“AIL”), one of our U.K. subsidiaries, and 11 U.K. retail banks and credit card issuers, announced a proposed joint arrangement, which is allowing eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and customers affected were able to submit their claims until March 18, 2016 (and in exceptional circumstances, until September 18, 2016). As of December 31, 2017, substantially all of the compensation had been paid and, based on the information currently available, the Company has recorded and estimated liability that represents any additional potential consumer refunds to be paid by the Company as part of such arrangement. Settlement or other final resolution of other such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief. For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

Despite increased security and enhanced monitoring, we face the risk of systems failures as well as cybersecurity risks, including “hacking.”

The computer systems and network infrastructure we and others use could be vulnerable to unforeseen problems in contexts other than privacy protection. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. In the past, we experienced a cybersecurity breach that impacted our operational systems, and cannot provide assurance that we will not in the future experience cybersecurity breaches. Any damage or failure that causes an interruption in our operations could adversely affect our business. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking.

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

Since the consummation on October 17, 2005 of the 2005 Acquisition by Affinion of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the 2005 Acquisition) and Affinion International (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition), we have had a history of net losses and negative working capital. For the years ended December 31, 2017, 2016 and 2015, we had net income (loss) attributable to us of $(25.2) million, $15.7 million and $135.3 million, respectively. We may incur net losses in future periods. Our working capital deficit as of December 31, 2017, 2016 and 2015 was $42.0 million, $69.9 million and $87.3 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

Affinion had $1.2 billion of “net operating losses” for U.S. federal income taxes as of December 31, 2017. However, pursuant to the AGI Exchange Offer as of May 10, 2017, an “ownership change” resulted for the Company in accordance with Section 382 of the Internal Revenue Code. These transactions when combined with our expected limitation on the future use of our pre-transaction net operating loss carryforwards have reduced the amount of our net operating losses that can be utilized to offset future taxable income to $0.8 billion. Similar rules and limitations may apply for state tax purposes as well. Nevertheless, we would expect our net operating losses to reduce our cash taxes in the future. Further, if we undergo an “ownership change” in the future, we could experience additional limitations on our ability to utilize our “net operating losses” and other attributes.

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

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2017, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
Boise, ID	Call Center
Burlington, MA	Data Operations Center
Chicago, IL	Sales, Marketing and Call Center
Dublin, OH	Vacant
Eden Prairie, MN	Connexions Operations and Software Development
Franklin, TN	Insurance Headquarters, Sales, Marketing and Administration, Print Fulfillment Center and Call Center
Glen Allen, VA	Connexions Headquarters
Plano, TX	Data Operations Center
San Carlos, CA	Sales and Support
St. Louis, MO	Call Center
Trumbull, CT	Data Operations Center
Tulsa, OK (3 sites)	Call Center
Westerville, OH	Call Center and Gift Card Fulfillment

International Facilities
Slough, United Kingdom	Global Customer Engagement Headquarters, Data Operations Center, Administration, Sales and Marketing
Amsterdam, Holland	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Helsinki, Finland	Sales and Marketing
Hong Kong, China	Connexions, Sales and Marketing
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Administration, Sales and Marketing
Kettering, United Kingdom	Administration, Sales and Call Center

Location	Function
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Manila, Philippines (2 sites)	Call Centers
Mexico City, Mexico	Sales and Marketing
Milan, Italy	Sales
Nyon, Switzerland	Administration, Sales and Marketing
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales, Marketing and Call Center
Portsmouth, United Kingdom	Administration, Sales, Print, Data Operations Center and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2017, 2016 and 2015 was $17.5 million, $17.1 million and $17.6 million, respectively.

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

On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint.  On March 28, 2014, the court entered orders granting in part and denying in part the motions to dismiss.  After the motions, claims under the ECPA and CUTPA and for unjust enrichment remained pending against the Company and Trilegiant.  On February 29, 2016, the Company filed a Motion for Summary Judgment on the claims of the remaining named Plaintiffs.   On August 23, 2016, the court granted the Company’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs appealed and the court of appeals held oral arguments on October 27, 2017.  A decision has not yet been issued.

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The Plaintiff alleged that Webloyalty’s enrollment of the Plaintiff using debit card information obtained from a third party via data pass, and not directly from the Plaintiff, was deceptive.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the EFT, the ECPA, and CUTPA as well as other common law claims.  On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice.  The Plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  On December 20, 2016, the Second Circuit affirmed the District Court of Connecticut’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT.  The District Court of Connecticut held a scheduling conference on March 23, 2017, but has not yet issued a case schedule. The defendants have answered the complaint and denied any liability.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”).  After filing several amended complaints, the Plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008.  On

June 22, 2015, the District Court of S.C. entered judgment dismissing the Plaintiff’s federal claims with prejudice, and his state claims without prejudice. The Plaintiff appealed that judgement to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  On March 28, 2017, the Ninth Circuit affirmed the dismissal of the Plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the Plaintiff’s claims under the EFT, CBPC, and CUTPA.  On September 5, 2017, the Plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit.  Webloyalty has answered the complaint and denied all liability.  The matter is now in discovery.

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

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware (the “District Court of Delaware”). In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended the Court deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint.  Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 15 of the audited consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.   Plaintiffs served their First Set of Requests for Production of Documents and Things on December 29, 2017.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the OCC to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, the defendants filed their answer.  Discovery is under way.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $8.7 million for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the UK Financial Conduct Authority, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). The arrangement, as well as its underlying structure, was terminated on August 1, 2017 and as of December 31, 2017, all of the compensation to consumers had been paid.

During the year ended December 31, 2017, a charge of $23.2 million was recorded relating to an external gift card cyber theft. An insurance claim related to the cyber theft is currently being pursued with the Company’s carriers and we expect a recovery in a future period which will be recorded when realizable.

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

There is no established trading market for our Common Stock. On June 6, 2016, our Common Stock was approved for quotation on the OTCQX, the top tier of the three markets that comprise OTC Link LLC, an electronic inter-dealer quotation system that displays quotes, last sale prices and volume information in exchange-listed securities, over-the-counter equity securities, foreign equity securities and certain corporate debt securities. As of February 15, 2018, Affinion Holdings had outstanding (i) 9,157,071 shares of Common Stock, par value $0.01 per share (the “Common Stock”), (ii) 433,813 shares of Class C Common Stock, par value $0.01 per share (the “Class C Common Stock”), (iii) 456,643 shares of Class D Common Stock, par value $0.01 per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), (iv) warrants to purchase 3,974,581 shares of Common Stock, (v) a Limited Warrant (as defined below) to purchase up to 462,266 shares of Common Stock, (vi) options to purchase 776,250 shares of Common Stock, of which 208,284 are currently exercisable, (vii) fully vested restricted stock units to acquire 78,864 shares of Common Stock, (viii) options to purchase up to 2,174.6756 shares of Class C Common Stock (all of which are exercisable), and (ix) options to purchase up to 2,289.3141 shares of Class D Common Stock (all of which are exercisable). Such shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold absent registration or pursuant to an exemption therefrom. Affinion Holdings has entered into the Registration Rights Agreement (as defined below), pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Common Stock that are held or acquired by them (but not any shares of Class C/D Common Stock). For a description of the Registration Rights Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.” As of February 15, 2018, there were 48 holders of record of our Common Stock, 193 holders of record of our Class C Common Stock and 193 holders of record of our Class D Common Stock.

Dividends

During 2017, 2016 and 2015, we made no cash distributions to our shareholders, and we do not currently plan to make any cash distributions to our shareholders in the foreseeable future. We are a holding company and have no direct operations and no significant assets other than ownership of 100% of the stock of Affinion. Any declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, contractual restrictions contained in our equity-related documents, Affinion’s ability to make payments to us, our financial condition, operating results, free cash flow, available cash and current and anticipated cash needs. The terms of Affinion’s senior secured credit facility and the indenture governing Affinion’s 2017 senior notes significantly restrict Affinion and its subsidiaries from paying dividends and otherwise transferring assets to us, which significantly limits our ability to pay dividends on our Common Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Until and unless the conversion price of the Class C Common Stock or the Class D Common Stock, as applicable, has been reduced to equal the par value of the Common Stock issuable upon the conversion thereof, the holders of Class C Common Stock and/or Class D Common Stock, as applicable, will not be entitled to the payment of any cash dividends on such shares when, as and if declared and paid in respect of the Common Stock, but will instead have their respective conversion price reduced by an amount equal to such dividend.

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive income (loss) data and cash flows data of Affinion Holdings for each of the three years in the period ended December 31, 2017, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion Holdings as of December 31, 2015, 2014 and 2013 has been derived from the audited balance sheet of Affinion Holdings as of December 31, 2015, 2014 and 2013, respectively, and the related consolidated statements of comprehensive income (loss) data and cash flow data of Affinion Holdings for the years ended December 31, 2014 and 2013 have been derived from the audited consolidated financial statements of Affinion Holdings for the years ended December 31, 2014 and 2013, respectively, none of which is included herein.

	For the Years Ended December 31,
	2017	2016	2015	2014 (1)	2013
	(in millions, except per share amount)
Consolidated Statement of Comprehensive Income (Loss) Data:
Net revenues	$953.1	$969.4	$1,169.8	$1,242.8	$1,334.7
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	308.2	335.7	448.7	481.9	533.2
Operating costs	362.1	327.2	385.2	411.9	439.4
General and administrative	93.8	116.0	115.6	172.9	157.0
Impairment of goodwill and other long-lived assets	—	—	93.2	292.4	1.6
Facility exit costs	1.4	0.8	1.8	2.7	0.5
Depreciation and amortization	46.8	56.7	89.8	109.7	113.9
Total expenses	812.3	836.4	1,134.3	1,471.5	1,245.6
Income (loss) from operations	140.8	133.0	35.5	(228.7)	89.1
Interest income	0.3	0.5	1.8	0.3	0.4
Interest expense	(186.5)	(109.9)	(215.6)	(223.7)	(206.5)
Gain (loss) on extinguishment of debt	3.5	—	318.9	(14.6)	(4.6)
Other income (expense), net	(0.4)	0.1	1.2	—	0.1
Income (loss) before income taxes and non-controlling interest	(42.3)	23.7	141.8	(466.7)	(121.5)
Income tax benefit (expense) (2)	17.9	(7.4)	(5.9)	38.5	(13.6)
Net income (loss)	(24.4)	16.3	135.9	(428.2)	(135.1)
Less: net income attributable to non-controlling interest	(0.8)	(0.6)	(0.6)	(0.5)	(0.4)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$15.7	$135.3	$(428.7)	$(135.5)
Earnings (loss) per share attributable to Class A and Class B common stockholders (2)
Basic			$0.14	$(5.05)	$(1.60)
Diluted			$0.09	$(5.05)	$(1.60)
Earnings (loss) per share attributable to common stockholders (3)
Basic	$(2.12)	$1.74	$95.07
Diluted	$(2.12)	$1.74	$95.07
Cash distributions to common shareholders	—	—	—	—	—
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$39.8	$37.7	$55.4	$32.3	$20.1
Working capital deficit	(42.0)	(69.9)	(87.3)	(192.2)	(138.4)
Total assets	766.9	738.9	804.3	1,019.6	1,368.2
Total debt, net	1,901.2	1,863.6	1,894.6	2,272.7	2,258.2
Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,573.7)	(1,583.7)	(1,847.6)	(1,520.9)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$7.0	$25.6	$10.4	$37.0	$1.2
Investing activities	(37.9)	(32.5)	(32.2)	(70.9)	(51.1)
Financing activities	30.4	(8.3)	46.8	48.1	18.1
Other Financial Data:
Capital expenditures	$38.1	$34.3	$31.4	$51.0	$46.3
Ratio of earnings to fixed charges (4)	—	1.21	1.64	—	—

(1)

Includes the results of Propp Corp., a provider of one-time use incentives for customer acquisition and retention, and SkyMall, a provider of merchandise, gift cards and experiential rewards for loyalty programs, from their acquisition dates, which were July 1, 2014 and September 9, 2014, respectively.

(2)

Income tax benefit for the year ended December 31, 2017 reflects the estimated impact of the Tax Cuts and  Jobs Act which, among other things, reduces the Federal corporate income tax rate from 35% to 21%.

(3)	See Note 10 of the accompanying notes to our consolidated financial statements for a description of our computation of basic and diluted earnings (loss) per share.

(4)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $42.3 million, $466.7 million and $121.5 million for the years ended December 31, 2017, 2014 and 2013, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “—Cautionary Statements for Forward-Looking Information.”

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2017 to 2016 and December 31, 2016 to 2015. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2017, 2016 and 2015, and our financial condition as of December 31, 2017, as well as a discussion of our liquidity and capital resources.

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

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for approximately 18.4 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include AD&D, hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

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

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The 2016 implementation of the global organizational structure marks another major step in our strategic plan and ongoing transformation. Prior period segment amounts throughout the notes to the audited consolidated financial statement have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our primary financial statements.

Since the first quarter of 2016, we have classified our business into the following four operating segments:

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

We provide and manage reward products for loyalty programs through Connexions, our wholly-owned subsidiary, which is a service provider for points-based loyalty programs. We typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Connexions also provides clients with the ability to offer leisure travel as a subscriber benefit in a purchase environment, and a travel gift card which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of almost 6,150 clients as of December 31, 2017, approximately 43 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 43.7 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2017. We believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2017, we offered 13 core products and services with 245 unique benefits and supported more than 4,300 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any direct marketing channel, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We compete for significant portfolios of large clients with needs that are suited to scalable servicing, which clients demand superior customer service and offerings for a material portion of their business. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. Consumer banking is a highly regulated industry, with various federal, state and international authorities governing various aspects of the marketing and servicing of the products we offer through our financial institution partners.

For instance, Dodd-Frank mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution clients which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution clients to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our clients have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution clients have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to subscribers, or require changes to our programs or solutions to subscribers that could also have a material adverse effect on our business.

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

In 2005, the Company was acquired by investment funds affiliated with the Apollo Funds from Cendant through the consummation of the Apollo Transactions (as defined in “—The Apollo Transactions”).

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “—2017 Credit Agreement Refinancing and International Notes Redemption” and the Exchange Offers, issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “—2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Predecessor to Affinion, an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

2015 Exchange Offers, Rights Offering and Reclassification

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for shares of Common Stock and (b) Affinion Investments completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its outstanding 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for shares of Common Stock of Affinion Holdings and (c) Affinion Holdings and Affinion International, a wholly-owned subsidiary of Affinion, jointly completed a rights offering (the “2015 Rights Offering”) giving holders of Affinion Holdings’ 2013 senior notes and Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock. Upon closing of the 2015 Exchange Offers, there remained outstanding approximately $13.1 million aggregate principal amount of Affinion Holdings’ 2013 senior notes and $22.6 million aggregate principal amount of the Investments senior subordinated notes.

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

Upon consummation of the 2015 Exchange Offers, the 2015 Consent Solicitations (as defined below) and the 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. All of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants (the “Series A Warrants”)), consisting of 84,842,535 outstanding shares  of Class A Common Stock and 45,003,196 shares of Class A Common Stock underlying the Series A Warrants, was converted into (i) 490,083 shares of Affinion Holdings’ Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) 515,877 shares of Affinion Holdings’ Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In connection with the Reclassification, (i) the Apollo Funds received 218,002 shares of Class C Common Stock and 229,476 shares of Class D Common Stock, or 4.7% of the outstanding Common Stock on a  beneficial ownership basis after giving effect to the conversion of the Class C/D  Common Stock held by the Apollo Funds, and (ii) General Atlantic received 65,945 shares of Class C Common Stock and 69,415 shares of Class D Common Stock, or 1.5% of the outstanding Common Stock on a beneficial ownership basis after giving effect to the conversion of the Class C/D Common Stock held by General Atlantic.

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any Common Stock.

The consummation of the 2015 Exchange Offers and the 2015 Rights Offering resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

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

On November 30, 2017, Affinion entered into the First Amendment to the New Credit Facility, pursuant to which the parties (i) revised the New Credit Facility in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20 million.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million aggregate principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “New Notes”) and new warrants (the “New Warrants”) to acquire shares of Common Stock or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 2013 senior notes for (i) New Notes and New Warrants or (ii) cash; and (c) Affinion Investments completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ senior subordinated notes (the Investments senior subordinated notes together with Affinion’s 2010 senior notes and Affinion Holdings’ 2013 senior notes, the “Existing Notes”) for (i) New Notes and New Warrants or (ii) cash. Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of New Notes and New Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of New Notes, New Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of New Notes and New Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of New Notes and New Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of New Notes, New Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of New Notes and New Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the New Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash (the “Initial Investment”). Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments senior subordinated notes not tendered in the Exchange Offers (the “Follow-On Investment” and, together with the Initial Investment, the “Investment”), the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers, as described in more detail in Note 8 to the audited consolidated financial statements.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the AGI Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and Affinion Holdings issued New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the New Notes and New Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings’ exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum.

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

The consummation of the 2017 Affinion exchange offers resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

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

	Three Months Ended		Year Ended
	December 31,		December 31,
	2017	2016	2017	2016	2015
Global Loyalty
Gross Transactional Sales Volume (1)	$816,406	$635,233	$3,216,680	$2,116,670	$1,878,919
Gross Transactional Sales Volume per Transaction (1)	$188.87	$111.92	$230.16	$133.92	$127.65
Total Transactions	4,323	5,676	13,976	15,805	14,719
Global Customer Engagement
Average Subscribers (2)	2,431	2,552	2,459	2,627	2,723
Annualized Net Revenue per Average Subscriber (3)	$103.68	$100.01	$104.19	$103.21	$103.71
Engagement Solutions Platform Revenue	$28,393	$27,664	$103,977	$117,962	$135,763
Insurance Solutions
Average Supplemental Insureds (2)	3,070	3,250	3,125	3,330	3,538
Annualized Net Revenue per Supplemental Insured (3)	$72.16	$67.45	$71.34	$67.10	$64.17
Legacy Membership and Package
Average Legacy Members (2)	847	1,295	1,070	1,599	3,437
Annualized Net Revenue per Legacy Member (3)	$109.56	$106.65	$107.12	$100.16	$87.40

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

(3)

Annualized Net Revenue per Average Subscriber, Supplemental Insured and Legacy Member are all calculated by taking the revenues from subscribers or insureds, as applicable, for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage.

Segment and Adjusted EBITDA

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

We believe that Adjusted EBITDA for each segment provides supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparisons among companies. We believe Adjusted EBITDA also provides additional supplemental information to compare results among our segments. However, Adjusted EBITDA by segment is not a measurement of financial performance under U.S. GAAP, and Adjusted EBITDA by segment may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA by segment as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our consolidated results of operations for the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$953.1	$969.4	$(16.3)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	308.2	335.7	(27.5)
Operating costs	362.1	327.2	34.9
General and administrative	93.8	116.0	(22.2)
Facility exit costs	1.4	0.8	0.6
Depreciation and amortization	46.8	56.7	(9.9)
Total expenses	812.3	836.4	(24.1)
Income from operations	140.8	133.0	7.8
Interest income	0.3	0.5	(0.2)
Interest expense	(186.5)	(109.9)	(76.6)
Gain on extinguishment of debt	3.5	—	3.5
Other income, net	(0.4)	0.1	(0.5)
Income before income taxes and non-controlling interest	(42.3)	23.7	(66.0)
Income tax expense	17.9	(7.4)	25.3
Net income	(24.4)	16.3	(40.7)
Less: net income attributable to non-controlling interest	(0.8)	(0.6)	(0.2)
Net income attributable to Affinion Group Holdings, Inc.	$(25.2)	$15.7	$(40.9)

Summary of Operating Results for the Year Ended December 31, 2017

The following is a summary of changes affecting our operating results for the year ended December 31, 2017.

Net revenues decreased $16.3 million, or 1.7%, for the year ended December 31, 2017 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients and lower revenue in our revenue enhancement business. Net revenue increased in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased $2.1 million for the year ended December 31, 2017 as compared to the same period of the prior year as the impact of the lower net revenues and higher operating costs was partially offset by lower marketing and commissions and lower general and administrative expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Net Revenues. During the year ended December 31, 2017, we reported net revenues of $953.1 million, a decrease of $16.3 million, or 1.7%, as compared to net revenues of $969.4 million in the same period of the prior year.  Global Loyalty net revenues increased $58.1 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $27.0 million in Global Customer Engagement primarily from lower net revenues in our engagement solutions business, which was principally due to the timing of product launches with new clients, lower revenue in our revenue enhancement business and the unfavorable impact of foreign exchange of $4.2 million.  Insurance Solutions net revenues increased $1.5 million as an increase in the average revenue per supplemental insured along with slightly lower claims experience was partially offset by the impact of lower supplemental insureds. Net revenues in Legacy Membership and Package decreased $50.0 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $27.5 million, or 8.2%, to $308.2 million for the year ended December 31, 2017 from $335.7 million for the year ended December 31, 2016. Marketing and commissions expense decreased $12.5 million in Global Customer Engagement primarily due to lower volumes partially offset by higher commissions resulting from a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Costs decreased in Legacy Membership and Package by $17.2 million primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased by $34.9 million, or 10.7%, to $362.1 million for the year ended December 31, 2017 from $327.2 million for the year ended December 31, 2016. Costs increased $49.5 million in Global Loyalty primarily from higher servicing costs related to the higher net revenues, including the opening of a new call center in the fourth quarter, and a charge of $23.2 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.  Operating costs decreased $12.8 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $22.2 million, or 19.1% to $93.8 million for the year ended December 31, 2017 from $116.0 million for the year ended December 31, 2016. Costs decreased $18.5 million in Legacy Membership and Package primarily due to lower reserves and fees related to certain legal matters. Corporate costs decreased $7.1 million primarily due to cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings. Costs increased $5.8 million in Global Customer Engagement primarily due to higher professional fees and provisions recorded related to the collectability of certain customer receivables.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $9.9 million for the year ended December 31, 2017 to $46.8 million from $56.7 million for the year ended December 31, 2016 primarily from a decrease in depreciation expense of $5.2 million principally the result of fully depreciating significant capital projects in 2016. In addition, amortization expense decreased by $4.7 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships, which are amortized on an accelerated basis.

Interest Expense. Interest expense increased $76.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of restructuring our debt on May 10, 2017, whereby we entered into the New Credit Facility for term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for New Notes and New Warrants to acquire Holdings’ common stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain on Extinguishment of Debt. For the year ended December 31, 2017, we recorded a gain in the amount of $3.5 million as a result of restructuring our debt on May 10, 2017 and July 17, 2017.

Income Tax Expense. Income tax expense decreased by $25.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the SAB 118 estimated decrease in the federal deferred tax provision related to the 2017 Tax Cuts and Jobs Act and a decrease in the current foreign tax provision, partially offset by an increase in the current federal and state tax provisions and the foreign and state deferred tax provision for the same period.

The Company’s effective income tax rates for the year ended December 31, 2017 and 2016 were 42.2% and 31.0%, respectively. The difference in the effective tax rates for the year ended December 31, 2017 and 2016 is primarily a result of the change from income before income taxes and non-controlling interest of $23.7 million for the year ended December 31, 2016 to a loss before income taxes and non-controlling interests of $42.3 million for the year ended December 31, 2017, and a decrease in the income tax expense from $7.4 million for the year ended December 31, 2016 to an income tax benefit of $17.9 million for the year ended December 31, 2017. The tax benefit for the year ended December 31, 2017 reflects the estimated impact of the Tax Cuts and Jobs Act of $25.5 million which includes the impact on deferred taxes of the reduction in the U.S. federal corporate tax rate to 21% and the impact on our valuation allowance assessment. The tax provision for the year ended December 31, 2017 also includes the impact on the state tax provision for those states with current conformity to the Internal Revenue Code. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to the state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$225.1	$167.0	$58.1	$64.0	$56.4	$7.6	$87.0	$58.0	$29.0
Global Customer Engagement	359.3	386.3	(27.0)	55.7	71.1	(15.4)	64.9	78.7	(13.8)
Insurance Solutions	229.3	227.8	1.5	78.3	77.9	0.4	79.0	77.8	1.2
Subtotal	813.7	781.1	32.6	198.0	205.4	(7.4)	230.9	214.5	16.4
Legacy Membership and Package	139.4	189.4	(50.0)	39.9	40.9	(1.0)	46.5	67.8	(21.3)
Eliminations	—	(1.1)	1.1	—	—	—	—	—	—
Corporate	—	—	—	(50.3)	(56.6)	6.3	(42.2)	(47.3)	5.1
Impairment of goodwill and other long-lived assets	—	—	—	—	—	—	—	—	—
Total	$953.1	$969.4	$(16.3)	187.6	189.7	(2.1)	235.2	235.0	0.2
Business optimization expenses and restructuring charges or expenses							(16.2)	(14.4)	(1.8)
Extraordinary or nonrecurring or unusual losses, expenses or charges							(27.9)	(25.4)	(2.5)
Other, net							(3.5)	(5.5)	2.0
Depreciation and amortization				(46.8)	(56.7)	9.9	(46.8)	(56.7)	9.9
Income from operations				$140.8	$133.0	$7.8	$140.8	$133.0	$7.8

	Year Ended December 31, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$(0.3)	$9.4	$0.5	$2.5	$4.1	$16.2
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.2	(0.3)	0.1	4.0	0.9	27.9
Other, net	0.1	0.1	0.1	0.1	3.1	3.5
Total	$23.0	$9.2	$0.7	$6.6	$8.1	$47.6

	Year Ended December 31, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.6	$4.5	$(0.2)	$5.3	$3.2	$14.4
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	2.7	—	21.2	1.5	25.4
Other, net	—	0.4	0.1	0.4	4.6	5.5
Total	$1.6	$7.6	$(0.1)	$26.9	$9.3	$45.3

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 17 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased by $58.1 million, or 34.8%, for the year ended December 31, 2017 to $225.1 million as compared to $167.0 million for the year ended December 31, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $7.6 million, or 13.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, as the impact of the higher net revenue was partially offset by higher servicing costs, including the opening of a new call center in the fourth quarter, and a charge of $23.2 million recorded in relation to the external gift card inventory cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $27.0 million, or 7.0%, to $359.3 million for the year ended December 31, 2017 as compared to $386.3 million for the year ended December 31, 2016. Net revenues decreased $4.2 million from the unfavorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $22.8 million primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients, as well as lower revenue in our revenue enhancement business.

Segment EBITDA decreased $15.4 million, or 21.7%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as the lower net revenues of $27.0 million and higher general and administrative cost of $5.8 million were partially offset by lower marketing and commissions of $12.5 million and lower operating costs of $4.9 million. The lower marketing and commissions were primarily attributable to lower volumes partially offset by higher commissions resulting from a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. The lower operating costs were primarily related to lower product costs and the favorable impact of foreign exchange. The higher general and administrative costs were primarily due to higher professional fees and provisions recorded related to the collectability of certain customer receivables.

Insurance Solutions. Insurance Solutions net revenues increased by $1.5 million, or 0.7%, to $229.3 million for the year ended December 31, 2017 as compared to $227.8 million for the year ended December 31, 2016. Net revenues increased as an increase in the average revenue per supplemental insured along with slightly lower claims experience was partially offset by the impact of lower supplemental insureds.

Segment EBITDA increased by $0.4 million, or 0.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as the impact of the higher net revenue was partially offset by slightly higher operating expenses.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $50.0 million, or 26.4%, to $139.4 million for the year ended December 31, 2017 as compared to $189.4 million for the year ended December 31, 2016.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA decreased by $1.0 million, or 2.4%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $50.0 million was partially offset by lower marketing and commissions expense of $17.2 million, lower operating costs of $12.8 million and lower general and administrative costs of $18.5 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to lower reserves and fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $6.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily the result of cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

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

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$167.0	$171.0	$(4.0)	$56.4	$60.9	$(4.5)	$58.0	$61.9	$(3.9)
Global Customer Engagement	386.3	418.2	(31.9)	71.1	58.5	12.6	78.7	66.5	12.2
Insurance Solutions	227.8	231.8	(4.0)	77.9	70.1	7.8	77.8	70.6	7.2
Subtotal	781.1	821.0	(39.9)	205.4	189.5	15.9	214.5	199.0	15.5
Legacy Membership and Package	189.4	350.0	(160.6)	40.9	86.3	(45.4)	67.8	119.0	(51.2)
Eliminations	(1.1)	(1.2)	0.1	—	—	—	—	—	—
Corporate	—	—	—	(56.6)	(57.3)	0.7	(47.3)	(49.5)	2.2
Impairment of goodwill and other long-lived assets	—	—	—	—	(93.2)	93.2	—	—	—
Total	$969.4	$1,169.8	$(200.4)	189.7	125.3	64.4	235.0	268.5	(33.5)
Business optimization expenses and restructuring charges or expenses							(14.4)	(20.9)	6.5
Extraordinary or nonrecurring or unusual losses, expenses or charges							(25.4)	(122.0)	96.6
Other, net							(5.5)	(0.3)	(5.2)
Depreciation and amortization				(56.7)	(89.8)	33.1	(56.7)	(89.8)	33.1
Income (loss) from operations				$133.0	$35.5	$97.5	$133.0	$35.5	$97.5

	Year Ended December 31, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.6	$4.5	$(0.2)	$5.3	$3.2	$—	$14.4
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	2.7	—	21.2	1.5	—	25.4
Other, net	—	0.4	0.1	0.4	4.6	—	5.5
Total	$1.6	$7.6	$(0.1)	$26.9	$9.3	$—	$45.3

	Year Ended December 31, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.0	$7.6	$0.2	$8.9	$3.2	$—	$20.9
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	—	0.7	23.7	4.4	93.2	122.0
Other, net	—	0.4	(0.4)	0.1	0.2	—	0.3
Total	$1.0	$8.0	$0.5	$32.7	$7.8	$93.2	$143.2

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2017 and December 31, 2016

	December 31,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Total assets	$766.9	$738.9	$28.0
Total liabilities	2,324.5	2,311.8	12.7
Total deficit	(1,557.6)	(1,572.9)	15.3

Total assets increased by $28.0 million, principally due to an increase in receivables of $19.7 million principally due to an increase in unbilled receivables in Global Loyalty due to increased volume and an increase in vendor rebates.

Total liabilities increased by $12.7 million, primarily due to an increase in long-term debt of $31.5 million in connection with the 2017 debt refinancing (see “– Credit Facilities and Long-term Debt”), partially offset by a decrease in non-current deferred income taxes due to the estimated impact of the Tax Cuts and Jobs Act of 2017.

Total deficit decreased by $15.3 million, principally due to the issuance of warrants in connection with the 2017 debt refinancing of $31.6 million, the impact of currency translation adjustment of $6.3 million and share-based compensation of $2.5 million, partially offset by the net loss of $24.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe, based on our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under Affinion’s revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $3.35 million quarterly amortization payments on Affinion’s term loan facility under the New Credit Facility. In addition, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under Affinion’s term loan facility.

In addition to quarterly amortization payments, the term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in the New Credit Facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period. Second, a prepayment may be required with the net proceeds of certain asset sales.   However, certain of such net proceeds will not be required to be applied to prepay the New Credit Facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by our debt agreements following the 2017 Transactions consisting of the New Credit Facility and the indenture governing the New Notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. As the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. However, we anticipate that in future periods the reduced cash interest expense will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available funds under the revolving credit facility under our New Credit Facility. In addition, during 2018, our required quarterly amortization payments under the term loan under our New Credit Facility is not significant and we do not currently anticipate any other mandatory principal prepayments under the term loan.

Cash Flows – Years Ended December 31, 2017 and 2016

At December 31, 2017, we had $39.8 million of cash and cash equivalents on hand, an increase of $2.1 million from $37.7 million at December 31, 2016. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Twelve Months Ended December 31,
	2017	2016	Change
	(in millions)
Cash provided by (used in):
Operating activities	$7.0	$25.6	$(18.6)
Investing activities	(37.9)	(32.5)	(5.4)
Financing activities	30.4	(8.3)	38.7
Effect of exchange rate changes	2.6	(2.5)	5.1
Net change in cash and cash equivalents	$2.1	$(17.7)	$19.8

Operating Activities

During the year ended December 31, 2017, we generated $18.6 million less cash from operating activities than during the year ended December 31, 2016. Segment EBITDA decreased $2.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. In addition, the Company paid $23.2 million in connection with an external gift card inventory cyber theft that occurred in the first quarter of 2017.

Investing Activities

We used $5.4 million less cash in investing activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we used $38.1 million for capital expenditures and generated $0.6 million from restricted cash. During the year ended December 31, 2016, we used $34.3 million for capital expenditures and generated $1.8 million from restricted cash.

Financing Activities

We generated $38.7 million more cash from financing activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we made payments on our first-lien and second-lien term loans for $753.8 million and $425.0 million, respectively, redeemed the International senior subordinated notes for $118.5 million, redeemed Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments 2013 senior subordinated notes for $227.4 million and made payments on our new term loan of $10.0 million. We also issued New Notes for $235.9 million, received $1,303.7 million and $55.0 million of term loans and revolving credit facility under our New Credit Facility and incurred $29.3 million of financing costs related to the New Notes and New Credit Facility. During the year ended December 31, 2016, we had repayments under Affinion’s first lien term loan of $7.8 million.

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

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of December 31, 2017, we had approximately $1.9 billion in indebtedness.

At December 31, 2017, on a consolidated basis, Affinion had $1,330.0 million outstanding term loans under Affinion’s New Credit Facility, as defined below ($1,300.8 million, net of discount) and $595.3 million outstanding under Affinion’s New Notes, as defined below ($572.4 million, net of discount). At December 31, 2017, there were borrowings of $55.0 million ($52.6 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $50.0 million available under the revolving credit facility, after giving effect to the issuance of $5.0 million of letters of credit.

As of December 31, 2017, Affinion’s New Credit Facility and the indenture governing Affinion’s New Notes contained various restrictive covenants that apply to Affinion. As of December 31, 2017, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

The 2017 Refinancing Transactions

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

Affinion’s obligations under the New Credit Facility and any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. Through December 31, 2017, the maximum ratio of senior secured debt to EBITDA was 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0.

On May 10, 2017, Affinion International (i) elected to redeem all of its outstanding $118.5 million in aggregate principal amount of International Notes on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

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

Concurrently with the Exchange Offers, Affinion and Affinion Investments successfully solicited consents (the “Consent Solicitations”) from holders to certain amendments to (a) the indenture governing Affinion’s 2010 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to reduce from 30 days to three business days the minimum notice period for optional redemptions, and (b) the indenture governing the Investments senior subordinated notes to reduce from 30 days to three business days the minimum notice period for optional redemptions.

Also, on May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million in aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of the Affinion 2010 senior notes was consummated on May 15, 2017.

The New Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the New Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding New Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for the first interest period was paid in PIK Interest on November 10, 2017.

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

Interest on the New Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The New Notes will mature on November 10, 2022. Under certain circumstances, the New Notes are redeemable at Affinion’s option prior to maturity. If the New Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase New Notes. The New Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion is not required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC. Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility.  The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness, including obligations under the New Credit Facility, and senior to Affinion’s and the guarantors’ existing and future senior indebtedness.

Previously, in connection with the Exchange Offers, on March 31, 2017, Elliott, Franklin, Empyrean, and ICG, all of whom were, or became as a result of the Exchange Offers, Issuance of New Notes and New Warrants and redemptions of Affinion’s 2010 senior notes, related parties, entered into the Investor Purchase Agreement with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash (the “Initial Investment”). Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions (the “Follow On Investment” and, together with the Initial Investment, the “Investments”). On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing Affinion’s 2010 senior notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and Affinion Holdings issued New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately $237.3 million in aggregate principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the New Notes and New Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum.

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

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million, which were subsequently registered under the Securities Act. Prior to their redemption in May 2017, Affinion’s 2010 senior notes bore interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes were scheduled to mature on December 15, 2018. Affinion’s 2010 senior notes were redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contained negative covenants which restricted the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contained customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes were jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guaranteed Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”)). Affinion’s 2010 senior notes and guarantees thereof were senior unsecured obligations of Affinion and ranked equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes were therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes were structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that were not guarantors, including the Investments senior subordinated notes. In May 2017, $269.3 million of Affinion’s senior notes were exchanged for New Notes and New Warrants and $205.7 million of Affinion’s senior notes were redeemed for $212.3 million, including accrued interest.

Affinion Holdings’ 2013 Senior Notes

Prior to their redemption in July 2017, Affinion Holdings’ 2013 senior notes bore interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it had the right to elect to pay (i) Cash Interest, (ii) PIK Interest, or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in Affinion’s senior secured credit facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in Affinion’s senior secured credit facility) of Affinion was less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements had been delivered to the agent under Affinion’s senior secured credit facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the note agreement governing the Investments senior subordinated notes) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings was required to pay interest on its 2013 senior notes for such interest period in cash. PIK Interest accrued at 13.75% per annum plus 0.75%. For the first interest period ending September 15, 2014, Affinion Holdings paid interest by increasing the principal amount of its 2013 senior notes. Affinion Holdings’ 2013 senior notes were scheduled to mature on September 15, 2018. Affinion Holdings had the right to redeem some or all of its 2013 senior notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing its 2013 senior notes. In addition, prior to December 12, 2016, up to 100% of Affinion Holdings’ outstanding 2013 senior notes were redeemable at the option of Affinion Holdings, with the net proceeds raised by Affinion Holdings in one or more equity offerings, at 113.75% of their principal amount. In addition, prior to December 12, 2016, Affinion Holdings’ 2013 senior notes were redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of its 2013 senior notes redeemed plus a “make-whole” premium. Prior to the consummation of the 2015 Exchange Offers, Affinion Holdings’ 2013 senior notes were senior secured obligations of Affinion Holdings and ranked pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing its 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing its 2013 senior notes and all future subordinated indebtedness of Affinion Holdings. Affinion Holdings’ 2013 senior notes were secured by (i) second-priority security interests in 100% of the capital stock of Affinion, which security interests were junior to the first priority security interests granted to the lenders under Affinion’s senior secured credit facility and (ii) first-priority security interests in all other assets of Affinion Holdings, including 100% of the capital stock of Affinion Net Patents, Inc. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes. Following the consummation of the 2015 Exchange Offers, approximately $13.1 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes were outstanding. In May 2017, $4.6 million of Affinion Holdings’ 2013 senior notes were exchanged for New Notes and New Warrants. In July 2017, $11.5 million of Affinion Holdings’ 2013 senior notes were redeemed for $12.5 million, including accrued interest.

Investments Senior Subordinated Notes

Prior to their redemption in July 2017, the Investments senior subordinated notes bore interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes were scheduled to mature on August 15, 2018. Affinion Investments had the right to redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes were redeemable at the option of Affinion Investments, with the net proceeds raised by Affinion or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes were redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contained negative covenants which restricted the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of Affinion’s other wholly-owned subsidiaries that guaranteed the Investments senior subordinated notes to engage in certain transactions and also contained customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes were guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of Affinion and guaranteed Affinion’s indebtedness under its senior secured credit facility but does not guarantee Affinion’s other indebtedness. The Investments senior subordinated notes and guarantee thereof were unsecured senior subordinated obligations of

Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and ranked junior in right of payment to their respective guarantees of Affinion’s senior secured credit facility. Following the consummation of the 2015 Investments Exchange Offer, approximately $22.6 million in aggregate principal amount of the Investments senior subordinated notes were outstanding. In connection with the 2015 Investments Exchange Offer, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions in the indenture governing the Investments senior subordinated notes. In May 2017, $12.4 million of the Investments senior subordinated notes were exchanged for New Notes and New Warrants. In July 2017, $10.2 million of the Investments senior subordinated notes were redeemed for $11.1 million, including accrued interest.

Affinion’s 2013 Senior Subordinated Notes

On December 12, 2013, Affinion Investments exchanged with Affinion all of Affinion’s 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 13.50% Senior Subordinated Notes due 2018 (Affinion’s “2013 senior subordinated notes”). Prior to their cancellation in full in July 2017, Affinion’s 2013 senior subordinated notes bore interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. Affinion’s 2013 senior subordinated notes were scheduled to mature on August 15, 2018. Affinion’s 2013 senior subordinated notes were redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2013 senior subordinated notes contained negative covenants which restricted the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contained customary events of default. Affinion’s obligations under Affinion’s 2013 senior subordinated notes were jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guaranteed Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2013 senior subordinated notes and guarantees thereof were unsecured senior subordinated obligations of Affinion’s and ranked junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments was the only holder of Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes and holders of at least 25% of the principal amount of the Investments senior subordinated notes had the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments was not able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.  In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the note agreement governing Affinion’s 2013 senior subordinated notes. In May 2017, $12.4 million of the Investments senior subordinated notes were exchanged for Affinion’s 2013 senior subordinated notes. In July 2017, $10.2 million of Affinion’s 2013 senior subordinated notes were cancelled, including accrued interest.

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

International Notes

Until their redemption in May 2017,  the International Notes bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash (“International Cash Interest”) and 4.0% per annum was payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes were scheduled to mature on July 30, 2018. The International Notes were redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contained negative covenants which restricted the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contained customary events of default. Affinion International’s obligations under the International Notes were jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guaranteed Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof were unsecured senior obligations of Affinion International’s and ranked equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness. In May 2017, the International Notes were fully redeemed.

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

Set forth below is a reconciliation of our consolidated net income attributable to Affinion Holdings for the twelve months ended December 31, 2017 to Adjusted EBITDA.

For the Twelve
Months Ended
December 31, 2017
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$(25.2)
Interest expense, net	186.2
Income tax expense	(17.9)
Non-controlling interest	0.8
Other income, net	0.4
Gain on extinguishment of debt	(3.5)
Depreciation and amortization	46.8
Business optimization expenses and restructuring charges or expenses (a)	16.2
Extraordinary or nonrecurring or unusual losses, expenses or charges (b)	27.9
Other, net (c)	3.5
Adjusted EBITDA, excluding pro forma adjustments (d)	235.2
Effect of the pro forma adjustments (e)	—
Adjusted EBITDA, including pro forma adjustments (f)	$235.2

(a)	Represents the elimination of the effect of business optimization expenses and restructuring charges or expenses.
(b)	Represents the elimination of extraordinary or nonrecurring or unusual losses, expenses or charges.
(c)

Primarily represents the elimination of (i) net changes in certain reserves, (ii) share-based compensation expense and (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions.

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2017 in calculating the Adjusted EBITDA under the New Credit Facility, subject to certain limitations.

(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on January 1, 2017.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2017, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2018	2019	2020	2021	2022	2023 and thereafter	Total
	(in millions)
First lien term loan due 2022	$13.4	$28.5	$58.6	$67.0	$1,162.5	$—	$1,330.0
Revolving credit facility (1)	—	—	—	—	55.0	—	55.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022 (2)	—	—	—	—	595.3	—	595.3
Capital leases	0.5	0.3	0.3	—	—	—	1.1
Interest payments (3)	122.9	121.8	118.6	112.7	816.5	—	1,292.5
Other purchase commitments (4)	4.6	2.7	0.8	0.1	0.1	—	8.3
Operating lease commitments	19.6	18.0	16.0	13.9	12.6	11.5	91.6
Employment agreements (5)	3.1	—	—	—	—	—	3.1
Total firm commitments and outstanding debt	$164.1	$171.3	$194.3	$193.7	$2,642.0	$11.5	$3,376.9
(1)	Revolving credit facility expires May 10, 2022.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2017 interest rates and PIK interest is paid at maturity.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 12 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015.

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

Goodwill and Intangible Assets

In connection with the Apollo Transactions the Company recorded goodwill of approximately $315.3 million and intangible assets of $1,430.0 million. In subsequent years, the Company has consummated several acquisitions resulting in the recognition of additional goodwill, as well as intangible assets.

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

During the fourth quarter of 2017, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 0.5% to 2.0% growth and discount rates ranging from 9.5% to 11.0%. In 2017, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of goodwill and intangible assets attributable to the former Membership Products segment of $89.6 million and $3.6 million, respectively, in 2015, there were no impairments identified during the years ended December 31, 2017, 2016 and 2015. Our intangible assets as of December 31, 2017 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

Income taxes are presented in the audited consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2017 and 2016, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2017 and 2016.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law.  The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “transition tax”). The U.S. federal income tax rate reduction was effective as of January 1, 2018. The Company has recorded provisional amounts related to the TCJA for the remeasurement of deferred taxes and the transition tax. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, that are effective starting in 2018, and other provisions of the TCJA. The Company has elected to account for GILTI (global intangible low-taxed income), as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018.To complete the accounting associated with the TCJA, the Company will continue to review the technical tax interpretations associated with the underlying law, monitor state legislative changes, and review U.S. federal and state guidance as it is issued. Further the Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting by December 22, 2018.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report are set forth elsewhere in this Report, including under the heading “Item 1A. Risk Factors.” As stated elsewhere in this Report, these risks, uncertainties and other important factors include, among others:

•	general economic and business conditions and international and geopolitical events;
•	a downturn in the credit card industry or changes in the marketing techniques of credit card issuers;
•	the effects of a decline in travel due to political instability, adverse economic conditions or otherwise, on our travel fulfillment business;

•	termination or expiration of one or more agreements with our clients, particularly our largest clients, or reduction of the marketing of our services by one or more of our clients;
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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2017 (dollars are in millions unless otherwise indicated).

								Fair Value At
						2023 and		December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$0.5	$0.3	$0.3	$—	$595.3	$—	$596.4	$530.6
Average interest rate	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$13.4	$28.5	$58.6	$67.0	$1,217.5	$—	$1,385.0	$1,421.9
Average interest rate (a)	9.17%	9.17%	9.17%	9.17%	9.17%

(a)	Average interest rate is based on rates in effect at December 31, 2017.

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

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and were denominated in Euros and British pounds. The Company has not entered into such contracts subsequent to April 2017.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized a realized loss of $1.3 million and realized gains of $4.1 million and $4.2 million, respectively, on the forward contracts.

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

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

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

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2017. Messrs. Browne and Palter are the nominees of Metro SPV LLC, a subsidiary of investment vehicles affiliated with ICG Strategic Secondaries Advisors LLC, pursuant to the Nominating Agreements (as defined below) with Affinion Holdings. Messrs. Camporin and Iaccarino are the nominees of affiliates of Elliott Management Corporation, pursuant to the Nominating Agreements with Affinion Holdings. Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Shareholders Agreement.

Name	Age	Position
Gilbert S. Palter	52	Chairman of the Board of Directors
Todd H. Siegel	47	Chief Executive Officer and Director
Gregory S. Miller	47	Executive Vice President and Chief Financial Officer
Michele Conforti	50	President and Managing Director, Global Customer Engagement
James C. Daly, Jr.	58	Executive Vice President and Chief Human Resources Officer
Robert J. Dudacek	49	President, Insurance
Brian J. Fisher	47	Executive Vice President and General Counsel
Scott Lazear	52	Executive Vice President and Chief Business Development Officer
Lori A.Tansley	47	Senior Vice President and Chief Accounting Officer
Christophe Browne	39	Director
Austin Camporin	35	Director
Rick P. Frier	56	Director
Michael Iaccarino	53	Director
Mark R. Vondrasek	49	Director

Gilbert S. Palter has been the Chairman and a member of the board of directors of the Company since July 20, 2017. Mr. Palter also serves as chairperson of the human resources committee of the board of directors. He is the Co-Founder, Managing Partner and Chief Investment Officer of EdgeStone, which he joined in May 1999. Prior to co-founding EdgeStone, he was the Founder, Chief Executive Officer and Managing Director of Eladdan Capital Partners, a Toronto-based private equity fund targeting middle-market Canadian and U.S. companies from 1997 to 1999. He also founded Eladdan Enterprises in May 1995, a boutique investment bank specializing in providing buy side mergers and acquisitions advice to Canadian and U.S. companies, particularly on cross-border acquisitions and investments, where he worked from 1995 to 1996. Mr. Palter has previously worked at Smith Barney (1994 to 1995), Clairvest Group Inc. (1993 to 1994), McKinsey & Company (1990 to 1993) and Morgan Stanley (1988 to 1989). Mr. Palter currently serves as Chairman of Specialty Commerce Corp. and is also a member of the board of directors of Atlantic Power Corporation (NYSE/TSX), RPX Corporation (Nasdaq) and Tunnel Hill LP. He is a former Chairman of Aurigen Capital Limited, Stephenson’s Holdings Inc., BreconRidge Corporation, Hair Club Group, Continental Alloys & Services, BFI Canada, and Farley Windows, and was previously a director of Alliance Films, Center for Diagnostic Imaging, Lavalife, Mitel Networks, Trimaster Manufacturing and Xantrex Technology. Gil is actively involved in a number of philanthropic organizations. He was a 2003 recipient of “Canada’s Top 40 Under 40” award, a recipient of the Ernst & Young Entrepreneur Of The Year® Award 2006, and is a member of the Young Presidents’ Organization (YPO Gold). Mr. Palter brings to the board significant experience in finance and management in both domestic and international contexts.

Todd H. Siegel was appointed Chief Executive Officer and a director of the Company as of September 20, 2012. Mr. Siegel was formerly the Chief Financial Officer of Affinion from November 2008 to September 2012 and served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young. Mr. Siegel serves on the board of directors of Presidio, Inc. and Dakota Holdings, Inc.

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

Michele Conforti was appointed President and Managing Director, Global Customer Engagement as of January 1, 2016. Prior to that, he served as President and Managing Director of Affinion International since February 2014 and Executive Vice President, Managing Director and Chief Financial Officer of Affinion International beginning in 2010, having been promoted from Senior Vice President and Chief Financial Officer, a role he began in 2007. Prior to joining Affinion International in 2007, he spent ten years with American Express from 1998 to 2000 and then again from 2001 to 2007 holding various key positions including Chief Financial Officer of Establishment Services International, a Business Unit/Division of American Express. Prior to his tenure at American Express, Mr. Conforti also held positions with Enel as Vice President/Head of Corporate Financial Analysis - Investor Relations from 2000 to 2001, with DHL International as Area Controller from 1995 to 1998, and at Ansaldo Trasporti – Gruppo Finmeccanica as Senior Financial Analyst from 1993 to 1995.

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

Scott Lazear was appointed Chief Business Development Officer as of June 1, 2017, and prior to that, was President, Connexions Loyalty from June 2010 to June 2017. Mr. Lazear served as Senior Vice President of Sales, Client Management and Strategy for Affinion Benefits Group from July 2006 to June 2010. Mr. Lazear was Senior Vice President of Business Development and Client Solutions for Cendant Marketing Group from April 2003 to July 2006. Prior to that, he was Vice President of Sales and Marketing for Trilegiant Loyalty Solutions from March 1999 to April of 2003. Prior to his tenure at Affinion, he served as Vice President of Business Development for NCCI from October 1993 until March of 1999.

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

Christophe Browne has been a director of the Company and a member of the audit committee of the board of directors since July 20, 2017. Mr. Browne is a Managing Director of ICG, a specialist asset manager investing in private debt, credit and equity with over $26 billion of assets under management globally. He joined ICG in 2014 and is a member of the Investment Committee for the Strategic Secondaries funds.  Prior to joining ICG, Mr. Browne was a Founding Partner of NewGlobe Capital Partners focused on specialized private equity fund restructuring transactions. He has over 14 years of investment experience in the US, Europe and Emerging Markets. From 2006-2012 he worked as a Principal at Vision Capital Partners and as an Investment Analyst at the IFC, the private investment arm of the World Bank.  Mr. Browne currently serves as an Observer to the boards of Cambium Learning Group and ITN Networks, as well as Chairman of the Advisory Committee for EdgeStone Capital Partners.  Mr. Browne brings to the Company’s board his extensive experience as a professional in the private equity industry, including considerable expertise in corporate finance and investment management activities.

Austin Camporin has been a director of the Company and a member of the human resources committee of the board of directors since July 20, 2017.  Mr. Camporin is an Associate Portfolio Manager at Elliott Management Corporation, a New York-based investment fund with $33 billion in assets under management. He joined Elliott in 2009, focusing primarily upon public equity and credit opportunities.  Prior to joining the firm, Mr. Camporin began his career at JPMorgan in 2004, first as a high-yield credit analyst and then in 2007 moving to the distressed debt proprietary trading group.  Mr. Camporin is a CFA charterholder and is also co-president and founder of the Good Shepherd of Darien Foundation. Mr Camporin brings to the board significant experience in investment and leading financial operations for both public and private companies.

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

Michael Iaccarino has been a director of the Company and a member of the audit committee of the board of directors since July 20, 2017. Mr. Iaccarino is the Chairman and CEO of Infogroup, a leading provider of high-value data and multi-channel marketing solutions delivered in real-time and used by small businesses and enterprise brands.  Mr. Iaccarino served as the President and Chief Executive Officer of Mobile Messenger from 2009 to 2011, establishing the company as one of the dominant mobile technology players in North America.  Prior to joining Mobile Messenger, he was the Chief Executive Officer of Epsilon from 2001 to 2009, transforming Epsilon into one of the United States’ leading database marketing companies.  From 1998 to 2001, Mr Iaccarino was CFO of Epsilon. Before Epsilon, Mr. Iaccarino was a Senior Manager at PriceWaterhouseCoopers from 1997 to 1998 and the Corporate Controller at Summit Technology from 1990 to 1997 after having started his career at KPMG’s High Technology practice from 1986 to 1990.  Mr. Iaccarino is a former Certified Public Accountant.  Mr. Iaccarino brings to the board significant experience in finance, management and technology for both small and large enterprises.

Mark R. Vondrasek has been a director of the Company since October 4, 2016, and serves as a member of the human resources committee.  Mr. Vondrasek serves as the Executive Vice President, Global Head of Loyalty & New Business Platforms of Hyatt Hotels as of September 2017.  In his role, he is responsible for Hyatt’s integrated experience strategy and its wellness initiatives, including Miraval and Exhale, as well as creating and scaling new business opportunities, products and services.  Prior to this, he served as Senior Vice President, Commercial Services of Starwood Resorts Worldwide, Inc. (“Starwood”), from December 2001 until Starwood and Marriott merged in September 2016.  Mr. Vondrasek brings to the Company’s’ board his significant experience related to the loyalty business, including the oversight of strategic marketing partnerships.

Board Composition

Our board of directors currently consists of seven directors, divided  into three classes. Each director will hold office until his successor is duly elected and qualified or until the earlier of their death, disability, resignation or removal. Each director serves in such class of directors, and in such capacity and having such title, as set forth opposite his name below:

Name	Class/Initial Term Expiration	Title
Gilbert S. Palter	II / 2018 annual meeting	Chairman of the Board of Directors
Todd H. Siegel	III / 2019 annual meeting	Director
Christophe Browne	III / 2019 annual meeting	Director
Austin Camporin	III / 2019 annual meeting	Director
Rick P. Frier	I / 2020 annual meeting	Director
Michael Iaccarino	II / 2018 annual meeting	Director
Mark R. Vondrasek	I / 2020 annual meeting	Director

A majority of the board of directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

Committees of our Board of Directors

Our board of directors has an Audit Committee and a Human Resources Committee.

Audit Committee

The current members of the audit committee are Messrs. Frier, Browne and Iaccarino. Mr. Frier is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our audit committee be independent. However, our common stock is listed on the OTCQX, an electronic inter-dealer quotation system which has requirements that a majority of the members of our audit committee be independent. Our board of directors has determined that each of the members of our audit committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Browne, and each is financially literate and has experience analyzing or evaluating financial statements. Our board of directors has also determined that each of Messrs. Frier and Iaccarino is an “audit committee financial expert” within the meaning of applicable SEC regulations.

Human Resources Committee

The current members of the human resources committee are Messrs. Palter, Camporin and Vondrasek. Mr. Palter is the chairman of the human resources committee. The principal duties and responsibilities of the human resources committee are as follows:

•	to review and provide oversight over our policies and procedures that impact our human resources, personnel development, assessment and retention, and organizational culture;
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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our human resources committee be independent. The OTCQX electronic inter-dealer quotation system does not have any requirements with respect to the independence of members of our human resources committee. However, our board of directors has determined that each of the members of our human resources committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Camporin.

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2017, unless otherwise noted.

Compensation Discussion and Analysis

Overview of Compensation Program

On February 23, 2018, our board of directors approved a revised charter for the Compensation Committee of our board of directors under which the Compensation Committee of our board of directors was renamed the Human Resources Committee of our board of directors, which we refer to herein as the “Committee,” and additional responsibilities were enumerated for the Committee, specifically the responsibility to (i) review and oversee any Company policy, procedure, process or activity that relates to or affects the Company’s culture; (ii) review the Company’s integrated talent management programs and processes, including those related to talent acquisition, development, and assessment for employees generally; and (iii) oversee executive management compensation, performance assessment and succession planning. The Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy.  The Committee also serves as the Human Resources committee of the board of directors of Affinion.  The Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Named Executive Officers

For 2017, our named executive officers and their respective titles are as follows:

•	Todd H. Siegel, Chief Executive Officer and Director;
•	Gregory S. Miller, Executive Vice President and Chief Financial Officer
•	Michele Conforti, President and Managing Director, Global Customer Engagement

•	James C. Daly, Jr., Executive Vice President and Chief Human Resources Officer
•	Scott Lazear, Executive Vice President and Chief Business Development Officer
•	Robert Lyons, former Executive Vice President and Chief Operating Officer and former President, Connexions Loyalty

Effective June 1, 2017, Mr. Lazear was appointed to serve as Executive Vice President and Chief Business Development Officer of the Company and ceased to serve as President, Connexions Loyalty and Mr. Lyons succeeded to the role of President, Connexions Loyalty. At that time, Mr. Lyons also retained his role as Executive Vice President and Chief Operating Officer of the Company. Effective December 15, 2017, Mr. Lyons resigned from his positions as Executive Vice President and Chief Operating Officer of the Company and President, Connexions Loyalty and his responsibilities were divided between Mr. Siegel and Mr. Miller.

Messrs. Siegel and Miller are named executive officers for 2017 based on their positions with us as Chief Executive Officer and Chief Financial Officer, respectively, during 2017.  Mr. Conforti, Mr. Daly, Mr. Lazear and Mr. Lyons are named executive officers based on their levels of compensation during 2017.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Committee of the Board of Directors.  For 2017, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Siegel’s target remained at 150%; Mr. Miller’s target remained at 100%; Mr. Conforti’s target remained at 100%; Mr. Daly’s target remained at 75%, Mr. Lazear’s target remained at 100% and Mr. Lyons’ target remained at 100%.

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

None of the named executive officers was awarded an annual bonus under the annual incentive plan with respect to fiscal year 2017 performance because the Company did not achieve the performance goals in 2017 under the plan. However, annual bonuses will be paid to certain employees who hold positions with the Company below the vice president level.

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

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Award Program (“2015 Retention Program”), an equity and cash incentive award program, intended to encourage the retention of certain key employees.  The Committee approved 2015 Retention Program grants to Mr. Siegel with a fair market value of $1,900,000, Mr. Miller of $500,000, Mr. Conforti of $500,000, Mr. Daly of $500,000, Mr. Lazear of $500,000 and Mr. Lyons of $500,0000.  Fifty percent of each employee’s 2015 Retention Program award was denominated in stock units and the remaining fifty percent was denominated in cash.

The 2015 Retention Program was subject to time-based vesting conditions.  Employees became vested in the stock units and cash components of the 2015 Retention Program in two equal installments on March 15, 2016 and 2017, subject to the employee’s continued employment on those dates.   For each of the March 2016 and March 2017 vesting dates, fifty percent of the installment was distributed in Class C and Class D Common Stock and fifty percent of the installment was distributed in cash.

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

With respect to the Performance Award portion of the 2016 Award, the actual amount of the Performance Award in which an employee is eligible to vest is based on the level of achievement of certain overall corporate and business unit financial performance goals, as applicable. The Performance Award is also based on certain non-financial performance goals, and if such goals are not attained, the Performance Award may be adjusted downward by up to 20%. The Committee determined the level of attainment of the financial and non-financial performance goals on February 22, 2018 and the actual amount of the Performance Award in which the applicable employee is eligible to vest; however, the Committee reserves the right to reassess the actual level of attainment of the non-financial performance goals with respect to fiscal year 2017 and adjust, if at all, the portion of the Performance Award to be paid to each of the employees eligible to vest in such an award in March 2019 as described below. The sum of the employee’s Retention Award and the Performance Award is referred to as the “Total Adjusted Award.”

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

Messrs. Siegel, Miller, Conforti, Daly, Lazear and Lyons received 2016 LTIP Awards with cash values equal to $1,250,000, $500,000, $500,000, $500,000, $500,000 and $500,000, respectively, in each case, subject to the performance-based and time-based vesting conditions described above, pursuant to the terms of an award agreement, dated March 15, 2016 (the “2016 LTIP Award Agreement”).

The 2016 LTIP Award Agreement with Mr. Lazear was amended and restated, effective June 1, 2017 (the “A&R 2016 LTIP Award Agreement”). The A&R 2016 LTIP Award Agreement provides that in the event of Mr. Lazear’s termination of employment by the Company without “cause,” he will become fully vested in the Total Adjusted Award as of the date of such termination.

On February 22, 2018, the Committee approved the Total Adjusted Award in which each of the named executive officers is eligible to vest in the following amounts:

•	For Mr. Siegel: a total award of $834,872, of which $208,718 is eligible to vest in March 2018 and $626,154 is eligible to vest in March 2019;
•	For Mr. Miller, a total award of $500,000, of which $125,000 was eligible to vest in March 2018 and $375,000 is eligible to vest in March 2019;
•	For Mr. Conforti, a total award of $250,000, of which $62,500 is eligible to vest in March 2018 and $187,500 is eligible to vest in March 2019;
•	For Mr. Daly, a total award of $333,949, of which $83,487 is eligible to vest in March 2018 and $250,462 is eligible to vest in March 2019; and
•	For Mr. Lazear, a total of $416,974, of which $104,243 is eligible to vest in March 2018 and $312,731 is eligible to vest in March 2019.

Mr. Lyons is not eligible to vest in any LTIP Award as he terminated employment in December 2017. As noted above, the Committee may adjust the portion of the total award in which each such NEO is eligible to vest in 2019.

None of the NEOs, except for Mr. Miller, are eligible to vest in the full cash value of the applicable 2016 LTIP Award granted to them in March 2016. For Messrs. Siegel, Daly and Lazear, the Total Adjusted Awards were approved at 66.8%, 66.8% and 83.4%, respectively, of the 2016 Awards in accordance with the 2016 LTIP performance based conditions.   For Messrs. Miller and Conforti, the Total Adjusted Award amounts were calculated at 66.8% and 33.4%, respectively, of the 2016 Awards in accordance with the 2016 LTIP performance based conditions.  However, the Board approved Total Adjusted Awards for Messrs. Miller and Conforti at 100% and 50%, respectively, of the 2016 Awards to strengthen retention of these two employees.

2017 Retention Award Program

On October 23, 2017, the Committee approved the 2017 Retention Award Plan (“2017 Retention Program”), a cash incentive award program, intended to encourage the retention of certain key employees, which provides for aggregate payments of between approximately $5.9 million and $8.8 million to 94 employees.

The Committee previously approved 2017 Retention Plan awards to (i) Mr. Siegel with a minimum of 75% of bonus target and a maximum of 100% of bonus target, (ii) Mr. Miller with a minimum of 75% of bonus target and a maximum of 100% of bonus target, (iii) Mr. Conforti with a minimum of 50% of bonus target and a maximum of 100% of bonus target, (iv) Mr. Daly with a minimum of 75% of bonus target and a maximum of 100% of bonus target, (v), Mr. Lazear with a minimum of 50% of bonus target and a maximum of 100% of bonus target, and (vi) Mr. Lyons with a minimum of 75% of bonus target and a maximum of 100% of bonus target. On February 22, 2018, the Committee approved final 2017 Retention Program award amounts for each of Mr. Siegel, Mr. Miller, Mr. Conforti, Mr. Daly and Mr. Lazear in the following amounts, respectively: $784,125, $410,000, $295,913, $196,031 and $268,000. Mr. Lyons is not eligible for any 2017 Retention Program award as he terminated employment in December 2017.

The 2017 Retention Program is subject to a time-based vesting condition. An employee will become vested in the 2017 Retention Program grant on June 15, 2018, subject to the employee’s continued employment in good standing on such date.

Stock Options

On March 9, 2016, the Committee approved grants of stock options under the 2015 Plan to our named executive officers.  Messrs. Siegel, Miller, Conforti, Daly, Lazear and Lyons received options to purchase 191,000, 66,850, 66,850, 38,200, 66,850 and 66,850 shares of Affinion Holdings’ common stock, respectively, at an exercise price equal to $13.97 per share.  The options granted to our named executive officers become vested in four equal installments on each of the first four anniversaries of the grant date.

Retirement Benefits

Our U.S.-based named executive officers (Mr. Siegel, Mr. Miller, Mr. Daly, Mr. Lazear and Mr. Lyons) are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service.  We match 100% of the first 4% of each employee’s pay that is contributed to the Employee Savings Plan.  All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution. The Company makes mandatory contributions to a pension plan and executive pension/health fund plan on behalf of Mr. Conforti.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2015, 2016 and 2017 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Miller, Conforti, Daly and Lazear.  These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Siegel, Miller, Daly or Lazear is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, or (ii) in the case of either of Mr. Miller, Mr. Daly or Mr. Lazear, 100% of the sum of their respective annual base salary and target bonus.  If employment of any of Messrs. Siegel, Miller, Daly or Lazear terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of base salary.  In connection with Mr. Lazear’s change in position, the Company amended and restated his employment agreement, effective June 1, 2017 (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides that, in addition to the foregoing, in the event that Mr. Lazear voluntarily terminates his employment with the Company without “good reason” prior to June 1, 2018, he will be entitled to receive the same severance payments and benefits he is entitled to receive thereunder if he is terminated by the Company without “cause” or he resigns for “good reason.”

In the event the employment of Mr. Conforti is terminated by us without “cause,” he will be entitled to six months of notice and under the severance provisions of his employment agreement to a payment equal to six months of his base salary, subject to reduction in the event he receives any payment in lieu of notice. In addition, in the event of any termination of employment, he will be entitled to receive an additional lump sum payment equal to six months of his base salary on his termination of employment as compensation for the non-competition covenant provided in his agreement.

Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

Mr. Lyons and the Company entered into an Agreement and General Release, dated December 15, 2017, in connection with his resignation on such date (the “Separation Agreement”), which superseded his existing employment agreement with the Company, except to the extent provided in the Separation Agreement. Under the Separation Agreement, Mr. Lyons was entitled to receive (i) approximately $72,800 in relocation expenses, (ii) a severance payment equal to $820,000, payable in equal installments in accordance with the Company’s regularly scheduled payroll cycle over 24 months following his termination and (iii) six months of outplacement support services at a cost of up to $20,000.

In connection with his termination of employment, Mr. Lyons forfeited his 2016 LTIP Award and the award made to him under the 2017 Retention Program. In addition, in connection with his termination of employment, Mr. Lyons forfeited the unvested options granted to him in March 2016 and he was entitled to exercise the vested options granted to him for a period of ninety days following his termination of employment.

Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments upon Termination or Change of Control.”

2018 Actions

Base Salary Adjustments

On February 22, 2018, the Committee approved the increase of the annual base salary of Mr. Miller to $450,000, effective April 1, 2018.

Tax and Accounting Implications

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

In prior years, the Committee structured the Company’s compensation program with the intent to preserve any deductions under Internal Revenue Code Section 162(m), which generally limits the deductibility of annual compensation paid to a “covered employee” in excess of $1.0 million, unless certain exceptions are met, such as the exception for qualified performance-based compensation. Pursuant to the Tax Cuts and Jobs Act of 2017 (the “Act”) as of January 1, 2018, the exception under Code Section 162(m) for qualified performance-based compensation was eliminated and the definition of “covered employee” was expanded to include the chief financial officer of a Company subject to Code Section 162(m). The Act includes a transition rule under which the changes to Code Section 162(m) will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017, and is not materially modified after that date. The Company intends to rely on this transition rule. However, given the loss of the qualified performance-based compensation exception, non-grandfathered awards may result in non-deductible compensation amounts.

Accounting for Share-Based Compensation

The Company accounts for share-based payments under its stock incentive plans in accordance with and to the extent required by FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

THE COMMITTEE

Gilbert Palter, Chairman Austin Camporin Mark R. Vondrasek

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2017 named executive officers for the fiscal years ended December 31, 2017, 2016 and 2015, to the extent that each of the 2017 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	Salary ($)(1)	($)(2)	($)(3)	($)(3)	($)	Earnings ($)	($)(4)		($)
Todd H. Siegel	2017	$615,000	$475,000	$—	$—	$—	$—	$27,919	(5)	$1,117,919
Chief Executive Officer	2016	$615,000	$1,305,250	$—	$1,785,850	$—	$—	$27,902		$3,734,002
	2015	$634,500	$810,000	$950,000	$—	$—	$—	$27,894		$2,422,394

Gregory S. Miller	2017	$410,000	$125,000	$—	$—	$—	$—	$28,312	(6)	$563,312
Executive Vice President and	2016	$410,000	$494,000	$—	$625,048	$—	$—	$28,094		$1,557,142
Chief Financial Officer	2015	$423,077	$369,000	$250,000	$—		$—	$27,894		$1,069,971

Michele Conforti (7)	2017	$398,429	$125,000	$—	$—	$—	$—	$258,861	(8)	$782,290
President and Managing Director,	2016	$367,326	$452,300	$—	$625,048	$—	$—	$162,405		$1,607,079
Global Customer Engagement	2015	$364,644	$251,446	$250,000	$—		$—	$240,554		$1,106,644

James C. Daly, Jr.	2017	$307,500	$125,000	$—	$—	$—	$—	$28,585	(9)	$461,085
Executive Vice President and
Chief Human Resources Officer

Scott Lazear	2017	$334,615	$125,000	$—	$—	$—	$—	$28,312	(10)	$487,927
Executive Vice President and	2016	$320,000	$383,400	$—	$625,048	$—	$—	$28,094		$1,356,542
Chief Business Development Officer

Robert Lyons	2017	$394,231	$125,000	$—	$—	$—	$—	$44,081	(11)	$563,312
Former Executive Vice President and Chief Operating	2016	$410,000	$494,000	$—	$625,048	$—	$—	$28,094		$1,557,142
Officer and former President, Connexions Loyalty	2015	$423,077	$369,000	$250,000	$—	$—	$—	$27,894		$1,069,971

(1)

Prior to April 1, 2017, Mr. Daly’s and Mr. Lazear’s annual base salary was $300,000 and $320,000, respectively.  Effective April 1, 2017, Mr. Daly’s and Mr. Lazear’s annual base salary was increased to $310,000 and $340,000, respectively. The annual base salary payable to Mr. Lyons is pro-rated from January 1, 2017 until December 15, 2017, the date his employment with the Company terminated. For Mr. Conforti, the amounts reflect an aggregate total equal to €352,904, which consist of his annual base salary of €350,976 and payment with respect to bank holidays of €1,928.

(2)

For 2017, the amounts in column (d) reflect, for each named executive officer, the cash portion of awards under the 2015 Retention Program paid to each of the named executive officers in March 2017. The total amount of the cash portion paid to the named executive officers under the 2015 Retention Program was previously reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table in the Form 10-K filed with respect to fiscal year 2015 with respect to named executive officers of the Company who were named executive officers in fiscal year 2015. However, the cash portion of the awards under the 2015 Retention Program vested and was paid in each of 2016 and 2017 in the amounts of $125,000 and $125,000, respectively, for each of Mr. Miller, Mr. Conforti, Mr. Daly, Mr. Lazear and Mr. Lyons and in the amounts of $475,000 and $475,000, respectively, for Mr. Siegel and, consequently, must be reported in the “Bonus” column of the Summary Compensation Table in the Form 10-K for fiscal years 2017 and 2016 to the extent the applicable executive was a named executive officer during the relevant year.  None of the named executive officers was awarded an annual bonus with respect to fiscal year 2017 performance.

(3)

No stock or option awards were awarded to the named executive officers during fiscal year 2017. The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2016 and 2015 in accordance with FASB ASC Topic 718. For additional information relating to assumptions made by the Company in valuing these awards, see Note 13 to our audited consolidated financial statements included elsewhere in this Form 10-K.

(4)

Mr. Lyons and the Company entered into a Separation Agreement in connection with his termination of employment on December 15, 2017. Under the Separation Agreement and subject to his compliance with the provisions therein, Mr. Lyons is entitled to receive (1) approximately $72,800 in relocation expenses, (2) a severance payment equal to $820,000, payable in equal installments in accordance with the Company’s regularly scheduled payroll cycle over 24 months following his termination of employment and (3) six months of outplacement support services at a cost of up to $20,000.  The amounts shown in column (i) reflect, (a) for Mr. Lyons, the severance payments and benefits paid to him in 2017 under his Separation Agreement and (b) for Mr. Siegel, Mr. Miller, Mr. Daly, Mr. Lazear and Mr. Lyons, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above).   For 2017 such amounts were $10,408 for Mr. Siegel, $10,800 for Mr. Miller, $10,800 for Mr. Daly, $10,800 for Mr. Lazear and $10,800 for Mr. Lyons.  Also included in this column are the value of long term disability insurance premiums imputed to these executive officers (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(5)	Includes an automobile allowance for 2017 equal to $17,340.
(6)	Includes an automobile allowance for 2017 equal to $17,340.
(7)

Mr. Conforti is based in the United Kingdom and his cash compensation is generally paid to him in Euros rather than United States dollars.  Amounts reported are based on an average conversion rate for 2017, which was $1.129 United States dollars for each one Euro.

(8)	Includes a company car allowance for 2017 equal to $6,746, a company contribution to pension plan equal to $236,018 and an executive pension / health fund contribution equal to $16,097.
(9)	Includes an automobile allowance for 2017 equal to $17,340 and the value of a wellness program award redemption equal to $273.
(10)	Includes an automobile allowance for 2017 equal to $17,340.
(11)	Includes an automobile allowance for 2017 equal to $17,340.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2017

During fiscal year 2017, no equity or non-equity incentive plan awards were granted to our named executive officers.

2017 CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K of the Exchange Act (“Item 402(u)”), we are providing the following information about the relationship of the annual total compensation of our Chief Executive Officer, Mr. Siegel, and the annual total compensation of our employees for 2017 (our “CEO pay ratio”).  Our pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u).

The ratio of the annual total compensation of our Chief Executive Office to the median of the annual total compensation of all employees for 2017 was 30.6 to 1.  This ratio was based on the following:

•	the annual total compensation of our Chief Executive Officer, determined as described above, was $1,117,919; and
•	the median of the annual total compensation of all of our employees (other than our Chief Executive Officer) was $36,554.

We selected December 31, 2017 (the “determination date”), which is within the last three months of 2017, as the date upon which we would identify the “median employee.”

The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our Chief Executive Officer). We identified the median employee by examining the total cash compensation (i.e., base salary/wages and overtime pay, plus actual annual cash incentive compensation (annual bonus)) in 2017 of each individual other than the Chief Executive Officer who was employed by us on the determination date. We included all employees, whether employed on a full-time, part-time, or seasonal basis. To identify the median employee, we relied on the following methodology, material assumptions and estimates:

•	We determined that, as of December 31, 2017, the date we selected to identify the median employee, our total employee population consisted of approximately 3,823 individuals working for Affinion:
•	For locations where actual overtime data was difficult to obtain, estimates of overtime based on prior periods were used.
•

We annualized the compensation of permanent employees who were new hires and who worked for less than the full year, as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee. As part of this annualization, we included incentives at a level discounted from target.

•	We did not make any cost-of-living adjustments in identifying the median employee

We believe that the use of total annual cash compensation for all employees in 2017 is a consistently applied compensation measure because of the geographical distribution of our employee population, which causes us to use a variety of pay elements to structure the compensation arrangements of our employees.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $36,554.

With respect to the annual total compensation of our Chief Executive Officer, in accordance with SEC rules, we included the amount reported for Mr. Siegel in the “Total” column for 2017 in the Summary Compensation Table included in this Form 10-K

Employment and Separation Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel served as an Executive Vice President and our Chief Financial Officer until September 20, 2012, at which time he was promoted to Chief Executive Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a Committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer, increased to $600,000 in connection with his promotion to Chief Executive Officer and again increased to $615,000 on February 27, 2015. Mr. Siegel is also eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Gregory S. Miller. Effective as of December 16, 2013, we entered into an employment agreement with Mr. Miller pursuant to which he has served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from January 20, 2014 through January 20, 2016. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Miller’s annual base salary is $410,000 and his annual target bonus is 100% of base salary. Effective on April 1, 2018, Mr. Miller’s annual base salary will be increased  to $450,000.

Michele Conforti. Effective as of May 14, 2007, we entered into an employment agreement with Mr. Conforti pursuant to which he served as Executive Vice President and Chief Financial Officer, Affinion International.  Effective March 1, 2014, Mr. Conforti was promoted to the role of President and Managing Director, Affinion International and his annual target bonus was increased to 75% of salary.  Effective October 25, 2015, Mr. Conforti assumed the role of President and Managing Director, Global Customer Engagement.  Effective April 1, 2016, Mr. Conforti’s base salary was increased by 5% from €333,196 to €349,856 and his annual target bonus was increased from 75% to 100% of base salary. Effective January 1, 2017, Mr. Conforti’s base salary was increased by less than half a percent from €349,856 to €350,976.

James C. Daly, Jr.  Effective as of July 15, 2014, we entered into an employment agreement with Mr. Daly pursuant to which he has served as Executive Vice President and Chief Human Resources Officer.  The initial term of the employment agreement was from July 15, 2014 through July 15, 2015.  After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Daly’s annual base salary is $300,000 and his annual target bonus is 75% of base salary.  Effective April 1, 2017, Mr. Daly’s annual base salary was increased to $310,000.

Scott Lazear.  Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lazear pursuant to which he served as Executive Vice President and President, Connexions Loyalty.  Effective as of June 1, 2017, Mr. Lazear ceased to serve as President, Connexions Loyalty, and was appointed to serve as Executive Vice President and Chief Business Development Officer.  In connection with Mr. Lazear’s change in position, the Company amended and restated his employment agreement, effective June 1, 2017. The Amended and Restated Agreement generally retained the terms of Mr. Lazear’s prior employment agreement with the Company. The initial term of the Amended and Restated Agreement expires on June 1, 2018. After the initial term, the Amended and Restated Agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement.  Under his prior employment agreement, Mr. Lazear’s annual base salary was $300,000 and his annual target bonus is 100% of base salary.  Effective as of April 1, 2015, Mr. Lazear’s annual base salary was increased to $320,000.  Effective April 1, 2017, Mr. Lazear’s annual base salary was increased to $340,000. Under the Amended and Restated Agreement, his annual base salary remains as $340,000 and his annual target bonus remains as 100% of base salary.

Robert Lyons.  Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lyons pursuant to which he has served as Executive Vice President and Chief Operating Officer.  Effective as of June 1, 2017, Mr. Lyons, who also continued to serve as Executive Vice President and Chief Operating Officer, was appointed to serve as President, Connexions Loyalty.  On December 15, 2017, Robert Lyons resigned from his positions as Executive Vice President and Chief Operating Officer of the Company and President, Connexions Loyalty.  In connection with his resignation, Mr. Lyons and the Company entered into the Separation Agreement on December 15, 2017, which superseded his existing employment agreement with the Company; provided, that, the restrictive covenants in his employment agreement survived.

Restrictive Covenants. Each of the named executive officers is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Shareholders Agreement, to the extent applicable. As to Messrs. Siegel, Miller, Daly, Lazear and Lyons, they are prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. As to Mr. Conforti, he is prohibited from competing with us and our affiliates for one (1) year following his termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

Stock Incentive Plans

2015 Plan

On November 9, 2015, the board of directors of Affinion Holdings adopted, and the shareholders of Affinion Holdings approved, the 2015 Plan, under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock. The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. No additional grants may be made under the 2005 Plan, the 2007 Plan, or the Webloyalty Plan.

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

2005 Plan

On October 17, 2005, Affinion Holdings adopted its 2005 Plan. The 2005 Plan allows Affinion Holdings to grant, among other things, nonqualified stock options to Affinion Holdings and its affiliates’ directors, employees and consultants. The 2005 Plan is administered by the Committee, which has the power to grant awards under the 2005 Plan, select eligible persons to receive awards under the 2005 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the 2005 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2005 Plan. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan.

In the event of a change in control of Affinion Holdings, Affinion Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by Affinion Holdings’ Human Resources committee and evidenced by an award agreement. Affinion Holdings may amend or terminate the 2005 Plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

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

Affinion Holdings’ board of directors authorized 10,000,000 shares of Affinion Holdings common stock for grants under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan.

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

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Award Program (“2015 Retention Program”), an equity and cash incentive award program, intended to encourage the retention of certain key employees.  Each retention unit issued pursuant to the 2015 Retention Program entitles the participant to one share of common stock on settlement when the applicable vesting conditions for the award are met.  In addition, participants were issued cash awards under the 2015 Retention Program, which pay out in cash, subject to applicable withholding taxes, when the applicable vesting conditions for the award are met. A participant’s 2015 Retention Program award vested in two (2) equal installments on each of March 15, 2016 and 2017, subject to the participant’s continued service on each applicable date.

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, each share of stock subject to the 2015 Retention Program was converted into 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock.  All other terms of the 2015 Retention Program remain unchanged.

2016 Long Term Incentive Plan

On March 9, 2016, the Committee approved the 2016 LTIP, a cash incentive award program.  The 2016 LTIP is subject to certain performance-based vesting and time-based vesting conditions.  First, the actual amount of the LTIP award in which a participant is eligible to vest was determined based on the achievement of certain overall corporate and business unit financial and non-financial performance goals, which were assessed following the completion of the 2017 fiscal year.  Second, the participant will become vested in the LTIP award in two installments with 25% vesting on March 15, 2018 and 75% vesting on March 15, 2019, subject to the employee’s continued employment on those dates.

On February 22, 2018, the Committee determined the level of attainment of the 2016 LTIP financial and non-financial performance goals and approved the following amounts in which each of the named executive officers is eligible to vest:

•	For Mr. Siegel: a total award of $834,872, of which $208,718 is eligible to vest in March 2018 and $626,154 is eligible to vest in March 2019;
•	For Mr. Miller, a total award of $500,000, of which $125,000 was eligible to vest in March 2018 and $375,000 is eligible to vest in March 2019;
•	For Mr. Conforti, a total award of $250,000, of which $62,500 is eligible to vest in March 2018 and $187,500 is eligible to vest in March 2019;
•	For Mr. Daly, a total award of $333,949, of which $83,487 is eligible to vest in March 2018 and $250,462 is eligible to vest in March 2019; and
•	For Mr. Lazear, a total of $416,974, of which $104,243 is eligible to vest in March 2018 and $312,731 is eligible to vest in March 2019.

Mr. Lyons is not eligible to vest in any LTIP Award as he terminated employment in December 2017. Notwithstanding the Committee’s determination on February 22, 2018 of the actual level of attainment of the 2016 LTIP financial and non-financial performance goals, the Committee reserves the right to reassess the actual level of attainment of the non-financial performance goals with respect to fiscal year 2017 and adjust, if at all, the portion of the award to be paid to each of the NEOs eligible to vest in such an award in March 2019.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2017. The Retention Units granted to the named executive officers under the 2015 Retention Program vested in equal tranches in each of March 2016 and March 2017. As described above, on November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of the 2005 Options.  With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option.  All numbers in this table relating to the 2005 Options have been adjusted to reflect the foregoing.

	Option Awards								Stock Awards
(a)	(b)			(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
												Equity Incentive
											Equity Incentive	Plan Awards:
											Plan Awards:	Market or
						Equity					Number of	Payout
						Incentive Plan			Number of	Market Value	Unearned	Value of
	Number of			Number of		Awards: Number			Shares or	of Shares or	Shares,	Unearned
	Securities			Securities		of Securities			Units of	Units of	Units	Shares, Units
	Underlying			Underlying		Underlying	Option		Stock	Stock That	or Other	or Other
	Unexercised			Unexercised		Unexercised	Exercise	Option	That Have	Have Not	Rights That	Rights That
	Options (#)			Options (#)		Unearned Options	Price($)	Expiration	Not	Vested	Have Not	Have Not
Name	Exercisable (1)(2)			Unexercisable (1)(2)		(#)	(3)(4)	Date	Vested (#)	($)	Vested	Vested
Todd H. Siegel	493	Class C	(Tranche A )	—		—	$147.12	4/1/2024	—	—	—	—
	519	Class D	(Tranche A )	—		—	$147.12	4/1/2024	—	—	—	—
	246	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	259	Class D	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	246	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	258	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	47,750	Common stock				—	$13.97	3/9/2026	—	—	—	—
				143,250	(Common stock)	—	$13.97	3/9/2026	—	—	—	—

Gregory S. Miller	16,713	Common stock				—	$13.97	3/9/2026	—	—	—	—
				50,137	(Common stock)		$13.97	3/9/2026	—	—	—	—
											—	—
Michele Conforti	79	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	83	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	39	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	41	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—	—	—	—
	39	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	41	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	16,713	Common stock				—	$13.97	3/9/2026	—	—	—	—
				50,137	(Common stock)	—	$13.97	3/9/2026	—	—	—	—

James C. Daly, Jr.	9,550	Common stock				—	$13.97	3/9/2026	—	—	—	—
				28,650	(Common stock)	—	$13.97	3/9/2026	—	—	—	—

Scott Lazear	53	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	56	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	27	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	28	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—	—	—	—
	26	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	28	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	16,713	Common stock				—	$13.97	3/9/2026	—	—	—	—
				50,137	(Common stock)		$13.97	3/9/2026	—	—	—	—
									—	—	—	—
Robert Lyons	16,713	Common stock				—	$13.97	3/9/2026	—	—	—	—

(1)

All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under the 2005 Plan. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date. Options listed under column (b) are fully vested as of December 31, 2017.

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

The Tranche C options vested on the eighth anniversary of the grant date or, if earlier, would have vested on the date on which a 30% or greater investor internal rate of return was realized. All Tranche A, Tranche B and Tranche C options granted to the named executive officers were fully vested as of December 31, 2017.

On March 9, 2016, the Committee approved grants of stock options under the 2015 Plan to each of our named executive officers.  Messrs. Siegel, Miller, Conforti, Daly, Lazear and Lyons received options to purchase 191,000, 66,850, 66,850, 38,200, 66,850 and 66,850 shares of Affinion Holdings’ common stock, respectively, at an exercise price equal to $13.97 per share.  The options granted to our named executive officers become vested in four equal installments on each of the first four anniversaries of the grant date.  Mr. Lyons forfeited his unvested options in connection with his termination of employment on December 15, 2017.

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

(4)

On April 1, 2014, the Committee reduced the exercise price of certain outstanding options granted under the 2005 Plan to $1.14 per share and extended the contractual term of the options to April 1, 2024.  In addition, on November 9, 2015, the Committee adjusted the number of shares and the exercise price of options granted under the 2005 Plan in connection with the 2015 Exchange Offers and 2015 Rights Offering.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2017. The Retention Units granted to the named executive officers under the 2015 Retention Program vested in equal tranches in each of March 2016 and March 2017.

	Stock Awards(1)
	Number of Shares		Value Realized
	Acquired on		on
	Vesting		Vesting
Name	(#)		($)(3)
Todd H. Siegel	3,229	(1)	$—
Gregory S. Miller	850	(2)	$—
Michele Conforti	850	(2)	$—
James C. Daly, Jr.	850	(2)	$—
Scott Lazear	850	(2)	$—
Robert Lyons	850	(2)	$—

(1)	Represents 1,573 shares of Class C common stock and 1,656 shares of Class D common stock.
(2)	Represents 414 shares of Class C common stock and 436 shares of Class D common stock.
(3)	The shares of Class C and Class D common stock underlying the Retention Units had no value on March 15, 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2017. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control or, in the case of Mr. Lyons, the amount actually paid to him on his termination of employment, is shown below. Except with respect to Mr. Lyons, the amounts shown assume that such termination was effective as of December 31, 2017, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year of termination; and
•	amounts earned and contributed under our Employee Savings Plan.

In addition, Mr. Conforti will be entitled to the benefits set forth in the following table.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he will continue to be able to exercise vested options granted under Affinion Holdings’ 2015 Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements). In addition, Mr. Conforti and Mr. Lazear will be entitled to the benefits set forth in the following tables.

Payments Made Upon Termination due to Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination, Generally” and “Payments Made Upon Retirement” above, Messrs. Siegel, Miller, Conforti, Daly and Lazear will receive benefits under our disability plan or payments under our life insurance plan, as applicable, and as set forth in the following tables.

Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”

Pursuant to the executives’ employment agreements, if an executive’s employment is terminated “without cause,” or if the executive terminates employment in certain circumstances defined in the agreements with Messrs. Siegel, Miller, Daly and Lazear  that constitute “good reason,” the applicable named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.

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

Under the agreements with Messrs. Siegel, Miller, Daly and Lazear, “cause” generally means: the executive’s (i) conviction of a felony or a crime of moral turpitude; (ii) conduct that constitutes fraud or embezzlement; (iii) willful misconduct or willful gross neglect; (iv) continued willful failure to substantially perform his duties; or (v) his material breach of his employment agreement. The executive has certain cure rights with respect to the acts set forth in (iv) and (v). Under the agreement with Mr. Conforti, “cause” generally means that he is guilty of gross misconduct, gross negligence or is in material breach of one of the terms of his employment

Each of Messrs. Siegel, Miller, Daly and Lazear is only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment. Mr. Conforti is entitled to a lump sum payment equal to six months of his base salary on any termination of employment as compensation for the non-competition covenant provided in his agreement; provided, that, in the event that he fails to comply with such non-competition covenant he must repay the Company a sum equal to twelve (12) months of his annual base salary.

Payment of severance to Messrs. Siegel, Miller, Daly and Lazear is conditioned on the named executive officer or such executive officer’s legal representative executing a separation agreement and general release of claims against us and our affiliates.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2017 under the circumstances described above:

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

Gregory S. Miller

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

The following table shows the potential payments upon termination of Mr. Miller’s employment on December 31, 2017 under the circumstances described above:

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

Michele Conforti

In the event Mr. Conforti’s employment is terminated by us without cause, he will be entitled to six months of notice and under the severance provisions of the employment agreement to a payment equal to six months of his base salary, subject to reduction in the event he receives any payment in lieu of notice. In addition, in the event of any termination of employment, he will be entitled to receive an additional lump sum payment equal to six months of his base salary on his termination of employment as compensation for the non-competition covenant provided in his agreement; provided, that, in the event that he fails to comply with such non-competition covenant he must repay the Company a sum equal to twelve (12) months of his annual base salary.

The following table shows the potential payments upon termination of Mr. Conforti’s employment on December 31, 2017 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	—	—	—	—	—
Cash Severance (1)	$210,235	$210,235	$210,235	$420,469	$210,235	$210,235	$210,235	$—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

(1)

Mr. Conforti is based in the United Kingdom. It is anticipated that any severance payable to him on his termination of employment will generally be paid to him in Euros rather than United States dollars.  Amounts reported are based on the December 31, 2017 conversion rate, which was $1.198 United States dollars for each one Euro.

James C. Daly, Jr.

In the event Mr. Daly’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Daly’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Daly violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Daly’s employment on December 31, 2017 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$232,500	$232,500	—	—	—
Cash Severance	—	—	—	$310,000	$310,000	$310,000	$310,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Scott Lazear

In the event Mr. Lazear’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason (or he terminated his employment with us without good reason prior to June 1, 2018), he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lazear’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lazear violates any of the restrictive covenants he will have no further right to receive any severance payments.

In addition, under the A&R 2016 LTIP Award Agreement, in the event of Mr. Lazear’s termination of employment by the Company without cause, he will become fully vested in the Total Adjusted Award as of the date of such termination.

The following table shows the potential payments upon termination of Mr. Lazear’s employment on December 31, 2017 under the circumstances described above and assumes the Total Adjusted Award payable to him under the A&R LTIP Award Agreement will be paid at target:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	$340,000	$340,000	—	$340,000	$340,000	—	—	—
Cash Severance	$340,000	$340,000	—	$340,000	$340,000	$340,000	$340,000	—
2016 LTIP	—	—	—	$500,000	—	—	—	—
Long-Term Incentive Compensation:
Stock Options (1)		—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Robert Lyons

Mr. Lyons and the Company entered into a Separation Agreement in connection with his termination of employment on December 15, 2017. Under the Separation Agreement and subject to his compliance with the provisions therein, Mr. Lyons is entitled to receive (1) approximately $72,800 in relocation expenses, (2) a severance payment equal to $820,000, payable in equal installments in accordance with the Company’s regularly scheduled payroll cycle over 24 months following his termination of employment and (3) six months of outplacement support services at a cost of up to $20,000.

Mr. Lyons remains subject to the restrictive covenants provided in his employment agreement with the Company.

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

Director Compensation

We provide each of our non-employee directors with annual cash compensation equal to $100,000, which is payable in equal quarterly installments. In addition, Mr. Palter is eligible to receive $50,000 annually, payable in equal quarterly installments, for serving as chairman of the board of directors. Members of the audit committee are eligible to receive an additional $30,000 annually, payable in cash and all non-employee directors are eligible to receive $70,000 in restricted stock unit awards annually. In addition, Mr. Frier is eligible to receive $25,000 annually, payable in quarterly installments, for serving as the chairman of the audit committee. Directors who are our employees receive no further compensation for their service as directors.

The table below summarizes the compensation paid by us and earned or accrued by directors for the fiscal year ended December 31, 2017.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Change in
				Pension
	Fees			Value and
	Earned or			Deferred
	Paid in	Stock	Option	Compensation	All Other
Name (1)	Cash ($)	Awards ($)(2)	Awards ($)	Earnings ($)	Compensation ($)	Total ($)
Gilbert S. Palter (3)	$125,000	$70,000	$—	$—	$—	$195,000
L. Spencer Wells (4)	$90,000	$—	$—	$—	$—	$90,000
Rick P. Frier (5)	$155,000	$70,000	$—	$—	$—	$225,000
David L. Resnick (6)	$65,000	$—	$—	$—	$—	$65,000
Skip Victor (7)	$65,000	$—	$—	$—	$—	$65,000
Mark R. Vondrasek (8)	$115,000	$70,000	$—	$—	$—	$185,000
Christophe Browne (9)	$65,000	$70,000	$—	$—	$—	$135,000
Austin Camporin (10)	$50,000	$70,000	$—	$—	$—	$120,000
Michael Iaccarino (11)	$65,000	$70,000	$—	$—	$—	$135,000

(1)

Mr. Siegel, our Chief Executive Officer, is not included in this table as he is our employee and receives no compensation for his services as a director. The compensation received by Mr. Siegel is shown in the Summary Compensation Table.

(2)

Reflects the grant date fair value of restricted stock units granted in 2017 to each applicable director (or the director’s affiliated entity) computed in accordance with FASB ASC 718. For additional information relating to assumptions made by the Company in valuing these awards for 2017, see Note 13 to our audited consolidated financial statements included elsewhere in this 10-K. Each of Messrs. Palter, Frier, Vondrasek, Browne, Camporin and Iaccarino was granted 9,804 restricted stock units on October 24, 2017. Mr. Browne waived receipt of such restricted stock units and an award of 9,804 restricted stock units was granted instead to Metro SPV LLC, an entity affiliated with Mr. Browne, on December 18, 2017, in consideration of Mr. Browne’s service as a director.

(3)

Mr. Palter’s fees reflect his appointment as chairman and as a director on July 20, 2017.   He received an additional amount equal to $25,000 for his service as chairman of our board of directors and one-time payment of $50,000 in connection with his appointment as chairman.

(4)

Mr. Wells resigned as chairman and as a director on July 17, 2017. The fees paid to him are pro-rated through his resignation date. He received an additional amount equal to $25,000 for his service as chairman of our board of directors in 2017.

(5)	Mr. Frier received an additional amount equal $25,000 for his service as chairman of the audit committee.
(6)	Mr. Resnick resigned as a director on July 17, 2017. The fees paid to him are pro-rated through his resignation date.
(7)	Mr. Victor resigned as a director on July 17, 2017. The fees paid to him are pro-rated through his resignation date.
(8)	Mr. Vondrasek resigned from the audit committee on July 20, 2017. The fees paid to him for his services on the audit committee were pro-rated through his resignation date from the audit committee.
(9)

Mr. Browne’s fees reflect his appointment as a director on July 20, 2017. Mr. Browne did not receive these fees personally, but rather any fees paid with respect to his services as a director was paid to Metro SPV LLC.

(10)	Mr. Camporin’s fees reflect his appointment as a director on July 20, 2017.
(11)	Mr. Iaccarino’s fees reflect his appointment as a director on July 20, 2017.

Narrative to Director Compensation Table

Restricted Stock Unit Agreement

The Company entered into a restricted stock unit agreement with each of Messrs. Palter, Frier, Vondrasek, Camporin and Iaccarino on October 24, 2017 and with Metro SPV LLC, an entity affiliated with Mr. Browne, on December 18, 2017 under the terms of the 2015 Plan pursuant to which each director (or affiliated entity) was awarded 9,804 restricted stock units. The grant of restricted stock units to Metro SPV LLC was made in consideration of Mr. Browne’s services as a director and following Mr. Browne’s waiver of receipt of such award on October 26, 2017.

Each restricted stock unit was fully vested as of December 31, 2017 and will be settled by the delivery of one share of common stock to the applicable director on the earlier to occur of (A) a “Change in Control” (as defined in the agreement) or (B) the third anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

During 2017, the members of the Committee consisted of Messrs. Wells (from January 1 to July 17), Resnick (from January 1 to July 17), Victor (from January 1 to July 17), Frier (from January 1 to July 20), Vondrasek (from January 1 to December 31), Palter (from July 20 to December 31) and Camporin (from July 20 to December 31). During 2017, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ Common Stock as of February 15, 2018 by (i) each person known to beneficially own more than 5% of the Common Stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the board of directors of Affinion Holdings and (iv) all of our executive officers and members of the board of directors of Affinion Holdings as a group.

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

On November 9, 2015, concurrent with the 2015 Exchange Offers and 2015 Subscription Rights Offering, the Company mandatorily cashlessly converted the then-outstanding Series A warrants to shares of Class A common stock. The 130,133,055 shares of Class A common stock then-outstanding were converted into 490,083 shares of Class C Common Stock and 515,877 shares of Class D Common Stock. The Class C common stock and Class D common stock can be converted into Common Stock at an exercise price of $67.14 and $88.07 per share, respectively.

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

On May 10, 2017, Affinion Holdings completed the Exchange Offers, issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes. On July 17, 2017, Affinion Holdings consummated the issuance of New Notes and New Warrants pursuant to the Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes. In connection with these transactions, the Company issued 4,392,936 New Warrants to acquire shares of Common Stock at an exercise price of $0.01 per share.

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

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
Elliott(a)	2,169,390	19.9%
Empyrean(b)	1,960,357	19.9%
ICG(c)	1,839,777	19.9%
Allianz(d)	1,748,332	19.1%
PennantPark(e)	1,040,525	11.3%
Ares(f)	768,266	8.4%
Kamunting Street(g)	600,306	6.6%
Franklin(h)	549,716	5.7%
Phoenix(i)	467,884	5.1%
Todd H. Siegel(j)	105,170	1.1%
Gregory S. Miller(k)	35,285	*
Michele Conforti(l)	35,609	*
James C. Daly, Jr.(m)	20,798	*
Scott Lazear(n)	35,522	*
Robert Lyons (o)	35,123	*
Christophe Browne(p)	9,804	*
Austin Camporin(q)	9,804	*
Rick P. Frier(r)	14,814	*
Michael Iaccarino(q)	9,804	*
Gilbert S. Palter (q)	9,804	*
Mark R. Vondrasek(q)	9,804	*
Directors and executive officers as a group (16 persons)(r)	414,989	4.4%

(*)	Less than one percent.
(a)

Represents 425,000 shares of Common Stock and 1,744,390 shares of Common Stock underlying the New Warrants, in each case owned of record by Elliott and Elliott International, L.P. (“Elliott International” and, together with Elliott, the “Elliott Entities”). Elliott Capital Advisors, L.P. (“Capital Advisors”), Elliott Advisors GP, LLC (“Advisors GP”) and Elliott Special GP, LLC (“Special GP”), each of which is controlled by Paul E. Singer (“Singer”), are the general partners of Elliott. Hambledon, Inc. (“Hambledon”), which is also controlled by Singer, is the sole general partner of Elliott International. Elliott International Capital Advisors Inc. (“EICA”) is the investment manager for Elliott International. The Elliott Entities also own New Warrants to acquire up to 2,131,836 shares of Common Stock (1,744,390 shares of which are currently exercisable and included in the table above). However, the Elliott Entities are prevented from exercising New Warrants to the extent that after giving effect to such exercise, the Elliott Entities (together with their affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, and such consent or notice has not been properly obtained or filed, including the FCA (which consents have not yet been received). The address of Elliott, Singer, Capital Advisors, Advisors GP, Special GP and EICA is 40 West 57th Street, New York, New York 10019. The address of Elliott International and Hambledon is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.

(b)

Represents 1,266,385 shares of Common Stock owned of record by Empyrean Investments, LLC (“EI LLC”). Also represents 127,433 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock and New Warrants to acquire 611,002 shares of Common Stock owned of record by EI LLC (566,539 shares of which are currently exercisable and included in the table above). Empyrean Capital Partners, LP (the “Investment Manager”) is the sole member of EI LLC.  Empyrean Capital, LLC serves as the general partner to the Investment Manager. Amos Meron is the managing member of Empyrean Capital, LLC, and as such may be deemed to have voting and dispositive control of the shares of Common Stock held directly by EI LLC. The address of each of EI LLC, the Investment Manager, Empyrean Capital, LLC, and Amos Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.  EI LLC is prevented from converting the Class C/D Common Stock and exercising the New Warrants to the extent that after giving effect to such exercise, EI LLC (together with its affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, including the FCA, and such consent or notice has not been properly obtained or filed.

(c)

Represents 1,751,734 shares of Common Stock, 88,043 shares of Common Stock underlying the Limited Warrant, in each case owned of record by Metro SPV LLC (the “SPV”). ICG Strategic Secondaries II GP LP (the “Secondaries Fund GP”) serves as the managing member of the SPV. ICG Strategic Equity Associates II LLC (“Secondaries Associates”) is the sole general partner of Secondaries Fund GP. Intermediate Capital Group, Inc. (“ICG, Inc.”) is the sole managing member of Secondaries Associates. ICG FMC Limited (“ICG FMC”) is the parent company of ICG, Inc. Intermediate Capital Group plc (“ICG plc”) is the parent company of ICG, Inc. and is a premium listed company on the London Stock Exchange. The SPV is currently prevented, pursuant to the Certificate of Incorporation, from voting shares in excess of 19.9% of the issued and outstanding Common Stock until the SPV obtains the required consent from the FCA. The SPV also owns (1) a Limited Warrant to acquire up to 462,266 shares of Common Stock (88,043 shares of which are currently exercisable and included in the table above), (2) Class C Common Stock and Class D Common Stock, which such Class C/D Common Stock represents the right to acquire, upon conversion thereof and payment of the conversion price associated therewith, up to 1,071 shares of Common Stock and (3) New Warrants to acquire 967,660 shares of Common Stock. However, the SPV is prevented from exercising the Limited Warrant, the Class C/D Common Stock and the New Warrants to the extent that after giving effect to such exercise, the SPV (together with its affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, including the FCA, and such consent or notice has not been properly obtained or filed. The address of the SPV, Secondaries Fund GP, Secondaries Associates and ICG, Inc. is c/o Intermediate Capital Group, Inc., 600 Lexington Avenue, 24th Floor, New York, NY 10022. The address of ICG FMC and ICG plc is Juxon House, 100 St. Paul’s, Churchyard, London, EC4M 8BU

(d)

Represents 1,748,332 shares of Common Stock owned of record by AllianzGI Convertible & Income Fund, AllianzGI Convertible & Income Fund II, AllianzGI High Yield Bond Fund, AllianzGI Income and Growth High Yield, AllianzGI US High Yield Fund, Allianz Income and Growth Fund – High Yield, Allianz Target Return Bond US – HY Sub, Allianz US High Yield Selection 1 and Allianz US High Yield Selection II (together, the “AllianzGI Entities”).  Allianz Global Investors U.S. LLC (“AllianzGI US”) provides investment advisory services to the AllianzGI Entities and AllianzGI US is a wholly owned indirect subsidiary of Allianz SE, a publicly traded company. The address of each of the AllianzGI Entities, AllianzGI US and Allianz SE is c/o Allianz Global Investors U.S. LLC, 1633 Broadway, New York,  NY 10019.

(e)

Represents 996,942 shares of Common Stock owned of record by PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund II LP (together, the “PennantPark Entities”).  Also represents 43,583 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by the PennantPark Entities. PennantPark Investment Advisers, LLC is a registered investment advisor that directly or indirectly manages the investment activities of each of the PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd. and PennantPark Credit Opportunities Fund II, LP. Arthur H. Penn, Jose A. Briones, Salvatore Giannetti III and P. Whitridge Williams, Jr. are the senior investment professionals of PennantPark Investment Advisers, LLC. Each of PennantPark Investment Advisers, LLC and Messrs. Penn, Briones, Giannetti III and Williams, Jr. may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned of record by the PennantPark Entities. The address of each of the PennantPark Entities and individuals listed in this footnote is c/o 590 Madison Avenue, 15th Floor, New York, New York 10022.

(f)

Represents 744,275 shares of Common Stock owned of record by Ares Dynamic Credit Allocations Fund Inc. (“ARDC”), Ares Special Situations Fund III, LP (“ASSF III”), Ares Enhanced Credit Opportunities Master Fund II, Ltd.  (“ECO II”), ASIP (Holdco) IV S.a r.l. (“ASIP IV”), Future Fund Board of Guardians (“AFF”), RSUI Indemnity Company (“RSUI”) and Transatlantic Reinsurance Company (“TRC,” and together with ARDC, ASSF III, ECO II, ASIP IV, AFF and RSUI, collectively, the “Ares Clients”). Also represents 23,991 shares of Common Stock issuable upon the conversion of the Class C/D Common Stock owned of record by certain of the Ares Clients. Ares Capital Management II LLC (“ACM II”) serves as the investment advisor of ARDC and is wholly owned by Ares Management LLC (“Ares Management”). ASSF Operating Manager III, LLC (“ASSF III Manager”) serves as the investment advisor of ASSF III and is wholly owned by Ares Management. ASSF Management III, L.P. (“ASSF III GP”) serves as the general partner of ASSF III and its general partner is ASSF Management III GP LLC (“ASSF III GP LLC”).  ASSF III GP LLC is wholly owned by Ares Investments Holdings LLC (“Ares Investments”). Ares Offshore Holdings L.P. (“Ares Offshore”) is the sole voting member of ECO II. Ares Enhanced Credit Opportunities Management II, LLC (“ECO II Manager”) serves as the investment advisor of ECO II and is wholly owned by Ares Management.  Ares Strategic Investment Partners IV (ASIP IV LuxCo”) is the sole shareholder of ASIP IV. ASIP IV LuxCo’s issued shares are listed on the Luxembourg Stock Exchange, but wholly owned by a Swedish pension fund. ASIP Operating Manager IV LLC (“ASIP IV Manager”) serves as the investment advisor of each of ASIP IV and ASIP IV LuxCo and is wholly owned by Ares Management. Ares Enhances Loan Investment Strategy Advisor IV, L.P. (“AFF Manager”) serves as the investment advisor of AFF. Ares Enhanced Loan Investment Strategy Advisor IV GP, LLC (“AFF Manager GP”) serves as the general partner of AFF Manager and is wholly owned by Ares Management. Ares ASIP VII Management L.P. (“ASIP VII Manager”) serves as the investment advisor of both RSUI and TRC. Ares ASIP VII GP, LLC (“ASIP VII Manager GP”) serves as the general partner of ASIP VII Manager and is wholly owned by Ares Management. The sole member of Ares Management is Ares Management Holdings L.P. ("Ares Management Holdings") and the general partner of Ares Management Holdings is Ares Holdco LLC ("Ares Holdco"). The sole member of Ares Holdco is Ares Holdings Inc. ("Ares Holdings"), whose sole stockholder is Ares Management, L.P. ("AM, L.P."). The general partner of AM, L.P. is Ares Management GP LLC ("Ares Management GP") and the sole member of Ares Management GP is Ares Partners Holdco LLC ("Ares Partners" and, together with the Ares Clients, ACM II, ASSF III Manager, ASSF III GP, ASSF III GP LLC, Ares Investments, Ares Offshore, ECO II Manager, ASIP IV LuxCo, ASIP IV Manager, ASIP IV Manager GP, AFF Manager, AFF Manager GP, ASIP VII Manager, ASIP VII Manager GP, Ares Management, Ares Management Holdings, Ares Holdco, Ares Holdings, AM, L.P., and Ares Management GP, the "Ares Entities"). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, R. Kipp deVeer, David Kaplan, Antony Ressler, Bennett Rosenthal, Michael McFerran and Ryan Berry. Decisions by Ares Partners' board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than the Ares Clients with respect to the shares held directly by each of them) and the members of Ares Partners' board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaim beneficial ownership of the shares of Common Stock. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(g)

Represents 600,306 shares of Common Stock owned of record by Kamunting Street Master Fund Ltd. (the “Kamunting Street Entity”).  The mailing address of the Kamunting Street Entity is 119 Washington Avenue, Suite 600, Miami Beach, FL 33139.

(h)

Represents New Warrants to acquire 549,716 shares of Common Stock owned of record by Franklin Mutual Quest Fund (the “Franklin Entity”), an investment company registered under the Investment Company Act of 1940. Franklin Mutual Advisers, LLC is the investment manager for the Franklin Entity. The address of the Franklin Entity and Franklin Mutual Advisers, LLC is 101 John F. Kennedy Parkway, 3rd Floor, Short Hills, New Jersey, 07078.

(i)

Represents 467,884 shares of Common Stock owned of record by SSCSIL Mercer INV FD 1, JLP Credit Opportunity IDF Series Interests of the SALI Multi-Series Fund, L.P. and JLP Credit Opportunity Master Fund Ltd. (together, the “Phoenix Entities”).  Phoenix Investment Adviser LLC (“Phoenix”) acts as the discretionary investment manager to JLP Credit Opportunity Master Fund Ltd.  Phoenix acts as the discretionary investment subadvisor to SSCSIL Mercer INV FD 1 and JLP Credit Opportunity IDF Series Interests of the SALI Multi-Series Fund, L.P.  Jeffrey Peskind is the Managing Member of Phoenix.  The address of each of the Phoenix Entities, Phoenix and Mr. Peskind is 420 Lexington Avenue, Suite 2040, New York, NY 10170.

(j)

Includes 3,725 shares of Class C Common Stock and 3,921 shares of Class D Common Stock. Includes 95,500 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 986 shares of Class C Common Stock and 1,038 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

(k)

Includes 906 shares of Class C Common Stock and 954 shares of Class D Common Stock. Includes 33,425 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(l)

Includes 906 shares of Class C Common Stock and 954 shares of Class D Common Stock. Includes 33,425 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 158 shares of Class C Common Stock and 166 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

(m)

Includes 827 shares of Class C Common Stock and 871 shares of Class D Common Stock. Includes 19,100 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(n)

Includes 915 shares of Class C Common Stock and 964 shares of Class D Common Stock. Includes 33,425 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 106 shares of Class C Common Stock and 112 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options.

(o)

Includes 827 shares of Class C Common Stock and 871 shares of Class D Common Stock. Includes 33,425 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(p)

Christophe Browne is a Managing Director of ICG Strategic Equity Advisors LLC, and as such may be deemed to have beneficial ownership of the securities held directly by the Metro SPV LLC (holders of 1,751,734 shares of Common Stock and 88,043 shares of Common Stock underlying the Limited Warrant). Mr. Browne disclaims beneficial ownership of the securities reported herein.

(q)	Includes 9,804 shares of Common Stock under vested restricted stock unit awards.
(r)	Includes 14,814 shares of Common Stock under vested restricted stock unit awards
(s)

Includes 9,785 shares of Class C Common Stock and 10,303 shares of Class D Common Stock. Includes 328,394 shares of Common Stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Includes 1,302 shares of Class C Common Stock and 1,371 shares of Class D Common Stock issuable upon the exercise of Tranche A, B and C options. Includes 63,834 shares of Common Stock under vested restricted stock unit awards.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Plan, which was approved by the stockholders of Affinion Holdings. The 2005 Plan allows Affinion Holdings to grant, among other things, non-qualified stock options to directors and employees of, and consultants to, Affinion Holdings and its affiliates, directors, employees and consultants. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty Plan. The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2017, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2017, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty Plan over a ten year period. As of December 31, 2017, there were no outstanding stock options under the Webloyalty Plan. No additional grants may be made under the Webloyalty Plan.

On November 9, 2015, the Board of Directors adopted the 2015 Plan, which authorizes the Compensation Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of Common Stock have been reserved for issuance pursuant to awards. As of December 31, 2017, approximately 0.8 million stock options were outstanding under the 2015 Plan.

Cancellation of Options and Adjustment of Equity Awards in Connection with the 2015 Transactions

On November 9, 2015, in connection with the consummation of the 2015 Transactions, the Committee approved the cancellation of all stock options (the “Terminated Options”) previously issued and outstanding under the 2007 Plan and the Webloyalty Plan. The Terminated Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Terminated Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan and the Webloyalty Plan, the Terminated Options were cancelled for no consideration in connection with the 2015 Rights Offering. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation.

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

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan, the Webloyalty Plan and the 2015 Plan, see Note 13 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan, the Webloyalty Plan and the 2015 Plan as of December 31, 2017.

				Number of securities remaining
	Number of securities		Weighted-average	available for future issuance under
	to be issued upon		exercise price of	equity compensation plans
	exercise of outstanding		outstanding options,	(excluding securities reflected in
	options, warrants and rights		warrants and rights	column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by securityholders
Options - Class C and D Common Stock	4,464	(1)	$147.12	—
Options - Common Stock	776,250	(2)	$13.97	(4)
Restricted stock units	78,864	(3)	—	(4)
Equity compensation plans not approved by securityholders
	—		$—	—
Total	859,578		$—	—

(1)	Represents 2,175 options to acquire shares of Class C common stock and 2,289 options to acquire shares of Class D common stock.
(2)	Represents options to acquire 776,250 shares of Common Stock.
(3)	Represents restricted stock units that will be settled for 78,864 shares of Common Stock.
(4)	Under the 2015 Plan, 162,338 shares of Common Stock are reserved for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements with Certain Shareholders in Connection with the 2015 Transactions

Shareholders Agreement

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into the Shareholders Agreement that, among other things, (1) amended and restated each of (a) the Affinion Holdings Stockholder Agreement, (b) that certain Management Investor Rights Agreement, dated as of October 17, 2005, as amended on April 30, 2010, by and among Affinion Holdings and the investors party thereto (the “Management Investor Rights Agreement”), (c) that certain Affinion Holdings Securityholder Rights Agreement, dated as of January 14, 2011, as amended, by and among Affinion Holdings and the securityholders party thereto and (d) that certain Warrantholder Rights Agreement, dated as of December 12, 2013, as amended, by and among Affinion Holdings and the warrantholders party thereto, each such amendment and restatement effective as of November 9, 2015, and (2) established certain terms and conditions pursuant to which the holders of Common Stock are bound with respect thereto.

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

Minority Protections

The Shareholders Agreement requires the approval of the holders of 66⅔% of the Common Stock for Affinion Holdings to, or permit any of its subsidiaries to, (1) amend the charter or bylaws of Affinion Holdings, (2) merge or consolidate with, or enter into a reorganization or equity recapitalization, that results in the holders of Common Stock holding less than a majority of the equity in the surviving or resulting entity, (3) any sale of all or substantially all of Affinion Holdings’ assets on a consolidated basis, (4) enter into related party transactions with holders of 5% or more of the Common Stock or, unless on an arms’-length basis, any of their affiliates, (5) engage in a new line of business substantially unrelated to an existing line of business or (6) adopt an equity incentive plan that, together with all other equity incentive plans (excluding the 2005 Plan, the 2007 Plan and the Webloyalty Plan) is for more than 10% of the issued and outstanding Common Stock.

Director Elections

The Shareholders Agreement requires that the individual serving as the chief executive officer of Affinion Holdings must be included in Affinion Holdings’ slate of nominees for director at each annual or special meeting of the stockholders at which directors are to be elected and which the relevant class of director seats are subject to election. Affinion Holdings must use its reasonable best efforts to cause the election of the chief executive officer as a director of the Board (along with all other nominees for director) and otherwise support the chief executive officer for election in a manner no less rigorous and favorable than the manner in which Affinion Holdings supports its other director nominees.

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

Listing Requirement

Pursuant to the Shareholders Agreement, Affinion Holdings is obligated to use commercially reasonable efforts to qualify the Common Stock for quotation on the OTC Bulletin Board as promptly as practicable following the closing of the 2015 Exchange Offers and 2015 Rights Offering. In satisfaction of this obligation, on June 6, 2016, the Common Stock was approved for quotation on the OTCQX under the ticker symbol “AFGR.” In addition, Affinion Holdings is obligated to use commercially reasonable efforts to cause the Common Stock to be listed on a U.S. national securities exchange registered with the SEC on or prior to the first anniversary of the closing of the 2015 Exchange Offers and 2015 Rights Offering. As of the date of this Report, Affinion Holdings is not listed on a U.S. national securities exchange registered with the SEC.

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

Original Registration Rights Agreement

On November 9, 2015, Affinion Holdings, the holders of the Common Stock and certain holders of Class C/D Common Stock entered into a Registration Rights Agreement (the “Original Registration Rights Agreement”), pursuant to which Affinion Holdings has granted such holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Common Stock that are held or acquired by them. In connection with the 2017 Transactions, the Original Registration Rights Agreement was amended and restated, as discussed below under “Agreements with Certain Stockholders in Connection with the 2017 Transactions—Amended and Restated Registration Rights Agreement.”

Shelf Registration

The Original Registration Rights Agreement requires Affinion Holdings, upon becoming eligible to file a registration statement on Form S-3, to use its commercially reasonable efforts to promptly prepare and file a shelf registration statement with respect to the resale of Common Stock and maintain the shelf registration statement for one year. Holders may request a shelf-takedown one time per six month period. Holders owning 30% of the shares of Common Stock to be registered pursuant to a shelf registration statement may elect to have the offering underwritten. Affinion Holdings is required to prepare and file additional shelf registration statements as necessary every three years.

Demand Rights

The Original Registration Rights Agreement grants holders of 35% or more of the shares of Common Stock one demand registration right per six month period; provided, that Affinion Holdings does not have to effect a demand registration if a shelf registration statement is on file and effective or if such a demand registration would not reasonably be expected to result in aggregate gross cash proceeds in excess of $100 million (without regard to any underwriting discount or underwriter’s commission). Holders owning 30% of the shares of Common Stock to be registered pursuant to a demand registration statement may elect to have the offering underwritten.

Black-Out Periods

Affinion Holdings has the ability to postpone the filing of a registration statement in connection with a shelf registration or a demand registration for not more than once in any twelve-month period, not to exceed 60 days, subject to certain conditions.

Piggyback Registration Rights

The Original Registration Rights Agreement grants the holders of Common Stock certain “piggyback” registration rights, which allows the holders the right to include shares of Common Stock in a registration statement filed by Affinion Holdings, including in connection with the exercise of any demand registration rights by any other security holder possessing such rights, subject to customary exceptions.

Reduction of Offering and Lock-Up Periods

If Affinion Holdings and the holders, in consultation with the underwriter in a demand or piggyback registration, determine in good faith that the amount or kind of securities requested to be included in such offering materially and adversely affects such offering, then the amount of securities to be offered by the participating holders will be reduced pro rata based on the formulation set forth in the Original Registration Rights Agreement. Holders of 1% or more of the Common Stock or holders who participate in an underwritten offering agree to enter into, if requested by underwriters, a customary lock-up agreement in connection with an underwritten offering made pursuant to the Original Registration Rights Agreement. In connection with any underwritten offering, such lock-up period will start no earlier than 7 days prior to the expected pricing date of such offering and will last no longer than 90 days after such pricing date, unless the offering is an initial public offering, in which case such lock-up period will last no longer than 180 days after such pricing date.

Underwriters

In connection with any underwritten shelf registration or demand registration, the holders of a majority of the shares of Common Stock to be registered shall select the underwriter, who must be reasonably satisfactory to Affinion Holdings.

Indemnification; Expenses

Affinion Holdings is required to indemnify prospective sellers in an offering pursuant to the Original Registration Rights Agreement and certain related parties against any losses or damages arising out of or based upon any untrue statement or omission of material fact in a registration statement or prospectus pursuant to which such prospective seller sells shares of Common Stock, unless such liability arose out of or is based on such party’s misstatement or omission. The Original Registration Rights Agreement also provides that Affinion Holdings is indemnified by each seller, severally and not jointly, against all losses caused by its misstatements or omissions up to the amount of net proceeds received by such prospective seller upon the sale of the shares of Common Stock giving rise to such losses. Affinion Holdings will pay all registration expenses incidental to its obligations under the Original Registration Rights Agreement, including legal fees and expenses.

Prior Nominating Agreements

Affinion Holdings entered into a separate nominating agreement (collectively, the “Prior Nominating Agreements”) with each of Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (“Third Avenue”), and Ares Management LLC, on behalf of certain affiliated funds and managed accounts, pursuant to which such investors, on behalf of their respective constituents, had the right to nominate one director for election to Affinion Holdings’ board of directors. Such nomination rights did not include any obligation on the part of any other investor to vote for such nominees, nor did they guarantee that such nominees would be successfully elected to serve on Affinion Holdings’ board of directors. The rights to nominate a director pursuant to the Prior Nominating Agreements were subject to the investor, together with its affiliates, maintaining beneficial ownership of at least 8% of Affinion Holdings’ issued and outstanding Common Stock (including any Limited Warrants, but excluding (1) any other derivative securities or rights to acquire Common Stock and (2) any Common Stock issued pursuant to an equity incentive plan). The Prior Nominating Agreements were terminated in accordance with their terms and are of no further force and effect due to subsequent changes in ownership of equity securities of Affinion Holdings, including the transfer by Third Avenue of its equity securities to ICG.

Limited Warrant

On November 9, 2015, in lieu of shares of Common Stock that would have resulted in Third Avenue, together with its affiliates, acquiring over 19.9% of the issued and outstanding Common Stock, Affinion Holdings issued a Limited Warrant to acquire up to 462,266 shares of Common Stock to Third Avenue. Third Avenue informed Affinion Holdings that it transferred all of its equity interests in Affinion Holdings to ICG, as a result of which the Limited Warrant is now held by ICG. The Limited Warrant is non-voting, non-participating and has an exercise price equal to $0.01 per share. The Limited Warrant contains customary anti-dilution protection for splits, reverse-splits, reclassifications and similar transformative events. The Limited Warrant will expire on the fifth anniversary of its issuance, and includes a covenant that prohibits Affinion Holdings from declaring or paying dividends in respect of the Common Stock until the first anniversary of the date of issuance. The board may not declare or pay dividends or distributions of any kind with respect to the Limited Warrant, and neither Affinion Holdings nor any of its subsidiaries have the right or ability to repurchase the Limited Warrant. The Limited Warrant may be transferred, subject to compliance with the Securities Act, and any restrictions contained in the Limited Warrant, the Fourth Amended and Restated Certificate of Incorporation of Affinion Holdings and the Shareholders Agreement. The Limited Warrant is exercisable at any time during the five year exercise period unless the exercising holder would require the approval of, or a filing with, the FCA or the North Dakota Insurance Commissioner to acquire the Common Stock issuable upon such exercise. ICG has obtained the approval of the ND Insurance Commissioner, but has not yet received the approval of the FCA.

Agreements with Certain Stockholders in Connection with the 2017 Transactions

Stockholder Consent

Section 2.2(a) of the Shareholders Agreement requires Affinion Holdings to receive the affirmative vote or written consent of the holders of at least 66-2/3% shares of the outstanding Common Stock (the “Stockholder Consent”) before entering into any agreement or transaction with any holder of 5% or more of the outstanding Common Stock. In order to allow holders of 5% or more of the outstanding Common Stock to participate in the Exchange Offers, Consent Solicitations, the Investment and related transactions and in order to allow Affinion Holdings to enter into the Nominating Agreements with certain holders of 5% or more of the outstanding Common Stock and to enter into the A&R Registration Rights Agreement with certain holders of 5% or more of the outstanding Common Stock, Affinion Holdings received the Stockholder Consent. In connection with the Stockholder Consent, Affinion Holdings filed a related Definitive Information Statement on Schedule 14C with the SEC on April 13, 2017, and the Stockholder Consent was deemed effective 20 calendar days after the Definitive Information Statement on Schedule 14C was first sent to stockholders. The consummation of the Exchange Offers was conditioned upon, among other items, receipt of the Stockholder Consent and the passage of at least 20 calendar days from the date on which the related Definitive Information Statement on Schedule 14C is first sent to Affinion Holdings’ stockholders, each of which occurred.

Support Agreement

On March 31, 2017, certain holders of Affinion’s 2010 senior notes (the “Significant Holders”), which collectively held, as of such date, approximately $237.5 million (50.0%) aggregate principal amount of Affinion’s 2010 senior notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments, whereby such Significant Holders agreed to tender their 2010 senior notes in the Exchange Offers in exchange for New Notes and New Warrants. On April 3, 2017, Affinion Holdings, Affinion and Affinion Investments entered into an amendment to the Support Agreement approving the amount of consideration provided in connection with the cash election in the AGI Exchange Offer. In addition, by executing the Support Agreement, each of the Significant Holders agreed to waive their pre-emptive rights under the Shareholders Agreement with respect to the New Warrants to be issued in connection with the Exchange Offers, Investor Purchase Agreement and the Pre-Emptive Rights Offer.

Investor Purchase Agreement

On March 31, 2017, the Investors entered into the Investor Purchase Agreement in which they agreed to make the Initial Investment, and accordingly purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Follow On Investment under the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers.

Any additional Follow-On Investments were to be made upon Affinion Holdings’ exercise of its option within 90 days from the consummation of the Exchange Offers, subject to (1) Affinion Holdings having delivered a notice of optional redemption to the holders of a series of Existing Notes for which the Follow-On Investment funds would be used and (2) the valid tender and acceptance by Affinion Holdings of at least 90% of the aggregate principal amount of the applicable series of Existing Notes in the Exchange Offers, which minimum participation condition was waivable by Affinion Holdings in its sole discretion. Affinion Holdings waived such condition.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion’s 2010 senior notes were redeemed on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date,.

Accordingly, on May 10, 2017, Affinion issued approximately $237.3 million in aggregate principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement.

On June 13, 2017, (i) Affinion Holdings’ exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date.

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

The New Notes and New Warrants issued by Affinion Group and Affinion Holdings, respectively, to the Investors in connection with the redemption of each series of Existing Notes include the funding premium payable under the Investor Purchase Agreement. The New Notes constitute a further issuance of, and form a single series with, the New Notes that Affinion issued on May 10, 2017.

In accordance with the terms of the Shareholders Agreement, Empyrean Capital Partners, LP’s entry into the Investor Purchase Agreement was conditioned on the mailing of the Information Statement on Schedule 14C announcing the action by written consent of stockholders in lieu of a meeting, authorizing Empyrean Capital Partners, LP, as a holder of 5% or more of the Affinion Holdings’ Common Stock, to enter into the Investor Purchase Agreement, and the tolling of the applicable 20 day period, each of which occurred.

Nominating Agreements

In connection with the Exchange Offers, the Consent Solicitations, the Investment, the Pre-Emptive Rights Offer, the Credit Agreement Refinancing, the International Notes Redemption and all related transactions, on May 10, 2017, Affinion Holdings entered into the Nominating Agreements with Elliott and ICG, pursuant to which investors party thereto have the right to nominate one director for election to the board of directors subject to the investor, together with its affiliates, holding at least 8% of the issued and outstanding Common Stock (including any derivative securities on an as-exercised basis, but excluding any Common Stock underlying management compensation and incentive plans) and a second director subject to the investor, together with its affiliates, holding at least 16% of the issued and outstanding Common Stock (including any derivative securities on an as-exercised basis, but excluding any Common Stock underlying management compensation and incentive plans).

In addition, the Nominating Agreement with Elliott contains a provision that prohibits Affinion Holdings from acting upon the vote of stockholders (other than a vote for the election of directors or a vote to adjourn a meeting of stockholders) without either (i) the written consent of Elliott or (ii) the affirmative approval of the holders of a majority of the outstanding shares of Common Stock, assuming that Elliott has exercised all New Warrants held of record by it prior to the record date of such vote.

Amended and Restated Registration Rights Agreement

Affinion Holdings and certain investors, including the Significant Holders, entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), which amended and restated the Original Registration Rights Agreement. The A&R Registration Rights Agreement adds an express deadline for filing a registration statement on Form S-3 once the Company becomes eligible to do so of 90 days (assuming the investors seeking to have their securities included in such registration statement have provided all required investor information at least 10 days prior to the filing date) and to maintain such shelf registration statement for up to six years, as compared to one year in the Original Registration Rights Agreement.

In addition, following an initial public offering (“IPO”), under the A&R Registration Rights Agreement, investors party thereto are allowed to demand underwritten shelf take-downs as compared to no ability to require underwritten secondary offerings after an IPO in the Original Registration Rights Agreement. Furthermore, two of the investors, Elliott and Franklin, have rights under the A&R Registration Rights Agreement to demand registration and to demand an underwritten offering at a 12% ownership threshold and at a $25.0 million expected proceeds threshold as compared to the 35.0% and $100.0 million thresholds for both demanding registration and an underwritten offering in the Original Registration Rights Agreement. The thresholds of 35.0% and $100.0 million under the Original Registration Rights Agreement continue to be the applicable threshold for all other investors under the A&R Registration Rights Agreement.

With respect to future demand rights Affinion Holdings may grant from time to time, the A&R Registration Rights Agreement amends the terms of the Original Registration Rights Agreement to require that any underwriters cutbacks be applied pro rata among the parties to the A&R Registration Rights Agreement and the holders of such new registration rights, as compared to the Original Registration Rights Agreement which gave priority to a demand holder invoking demand registration rights under a separate registration rights agreement.

In addition, the A&R Registration Rights Agreement changes the terms of the pre-agreed lock-up as may be requested by underwriters in connection with an underwritten offering. Investors party to the A&R Registration Rights Agreement will be required to agree to lock-ups lasting the shorter of 90 days and such shorter time as may be required of Affinion Holdings’ officers and directors, as compared to the obligation under the Original Registration Rights Agreement to agree to be locked up for 90 days regardless of the duration of the lockup for Affinion Holdings’ officers and directors.

Warrant Agreement; New Warrants

In connection with the Exchange Offers and the Investor Purchase Agreement, on May 10, 2017, Affinion Holdings entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (the “Warrant Agreement”), setting forth the terms of the New Warrants to purchase shares of Common Stock. Pursuant to the terms of the Warrant Agreement, the New Warrants are immediately exercisable upon issuance and will terminate on the earlier to occur of (i) November 10, 2022 and (ii) five business days following the consummation of a sale of Affinion Holdings or other similar fundamental transaction. Each New Warrant is exercisable for one share of Common Stock at a price equal to $0.01.

New Warrants will not be exercisable if the recipient of the Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the ND Insurance Commissioner and the FCA.

The New Warrants contain customary provisions for the adjustment of the number of shares of Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of Common Stock to the extent that holders of New Warrants are not permitted to participate on an as-exercised basis. The New Warrants were all subject to anti-dilution adjustments (the “Adjustment Feature”) in connection with the issuance of New Warrants pursuant to the Investor Purchase Agreement in respect of the funding premium thereunder and pursuant to the Pre-Emptive Rights Offer that expired on July 7, 2017.  As a result of the application of these anti-dilution adjustments, the New Warrants offered in the Exchange Offers and pursuant to the Investor Purchase Agreement (excluding the New Warrants to be issued in respect of the funding premium) represented, as of July 17, 2017, approximately 15% of the fully diluted ownership of Affinion Holdings and the New Warrants issued as part of the commitment premium under the Investor Purchase Agreement represented, as of July 17, 2017, approximately 14.3% of the fully diluted ownership of Affinion Holdings, in each case without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans.  Neither the New Warrants nor the Common Stock issuable upon the exercise thereof are registered securities, and therefore are subject to restrictions on transfers under securities laws.

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

Neither the New Warrants nor the Common Stock issuable upon the exercise thereof were registered under the Securities Act or any state or foreign securities laws, but were instead issued in reliance upon exemptions from the registration requirements of the Securities Act. As a result, neither the New Warrants nor the shares of Common Stock issuable upon the exercise thereof may be offered or sold within the United States, or to, or for the account or benefit of, any United States person absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

Waiver of Pre-Emptive Rights by Pre-Emptive Rights Holders

By participating in the Exchange Offers or the Investment, and as a condition to such participation, Pre-Emptive Rights Holders were deemed to have acknowledged and agreed that such Pre-Emptive Rights Holder waived its pre-emptive rights as set forth in the Shareholders Agreement with respect to all New Warrants issued in the Exchange Offers and pursuant to the Investment. Certain holders agreed to waive their pre-emptive rights with respect to the New Warrants issued in connection with the Exchange Offers and the Investment.

Indemnity Agreements with Non-Executive Directors

Effective July 30, 2017, Affinion Holdings’ entered into indemnity agreements, in the form previously approved by the board of directors, with each of its non-employee directors.  Pursuant to the indemnity agreement, subject to the exceptions and limitations provided therein, Affinion Holdings agreed to indemnify and hold harmless each indemnitee for certain expenses, and provide for the advancement of expenses, in each case, to the fullest extent permitted or authorized by the General Corporation Law of the State of Delaware as in effect on the date of the agreement and as it may be amended to provide broader indemnification rights.

Review and Approval or Ratification of Transactions with Related Persons

Pursuant to its written charter, our audit committee assists the board of directors with reviewing and approving all related-party transactions, which includes any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. For a discussion of the composition and responsibilities of our audit committee see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.” In determining whether to approve a related party transaction, the audit committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, the board of directors has determined that each of Messrs. Palter, Iaccarino, Frier, and Vondrasek is an independent director, as defined under the New York Stock Exchange rules.

For a discussion of the independence of members of our audit committee and compensation committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee” and “Item 10. Directors, Executive Officers and Corporate Governance—Human Resources Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2017 and 2016 and by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “D&T”) for the year ended December 31, 2016.

	For the Years Ended
	December 31, 2017	December 31, 2016 (1)
Audit Fees	$2,049,000	$2,801,000
Audit-Related Fees (2)	2,066,000	406,000
Tax Fees	53,000	—
All Other Fees	—	—
Total Fees	$4,168,000	$3,207,000

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

(2)	Audit-related services represent SSAE 16 (service auditors) reports, domestic and international regulatory filings, special projects and additional work related to the 2017 debt restructuring.

All of PwC’s fees for 2017 and 2016 and D&T’s fees for 2016 were pre-approved by our audit committee. The audit committee reviewed the 2017 and 2016 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by PwC to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that PwC’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by PwC must be pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements

(2)Financial Statement Schedules

Not applicable.

(3)Exhibits

Exhibit No.	Description
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

4.1

Form of Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto thereto (incorporated by reference to Exhibit No. 4.20 to Affinion Group Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, File No. 000-55577).

4.2

Amendment No. 1, dated as of October 4, 2016, to the Shareholders Agreement, dated as of November 9, 2015, by and among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 4, 2016, File No. 000-55577).

4.3

Amendment No. 2, dated as of March 31, 2017, to the Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017, File No. 000-55577).

4.4

Amended and Restated Registration Rights Agreement, dated March 31, 2017, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.2 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017, File No. 000-55577).

4.5

Limited Warrant, dated as of November 9, 2015, issued by Affinion Group Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.6

Indenture, dated as of May 10, 2017, among Affinion Group, Inc., the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 000-55577).

10.1

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

Exhibit No.	Description

10.2

Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.3

First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.4

Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.5

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.6

Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.7

Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8

Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.9

Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.10

Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.11

Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.12

Employment Agreement, dated as of December 16, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Gregory S. Miller (incorporated by reference to Exhibit No. 10.32 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

10.13

Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 333-133895).

10.14

Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.15

Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.16

Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

Exhibit No.	Description
10.17

Amendment to Employment Agreement, dated as of February 2, 2015, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.43 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.18

Amendment to the Affinion Group Holdings, Inc. 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.44 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.19

Amendment to the Webloyalty Holdings, Inc. 2005 Equity Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.45 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.20

Employment Agreement, dated as of April 13, 2007, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.46 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.21

Secondment Agreement, dated as of May 9, 2014, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.47 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.22

Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Lyons (incorporated by reference to Exhibit 10.48 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.23*	Agreement and General Release, dated December 15, 2017, between Affinion Group Holdings, Inc. and Robert Lyons.
10.24

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan Retention Award Agreement (incorporated by reference to Exhibit 10.49 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.25

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (incorporated by reference to Exhibit 10.4 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.26

Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Ares Management LLC, on behalf of certain affiliated funds and managed accounts (incorporated by reference to Exhibit 10.5 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.27

Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 9, 2015 (incorporated by reference to Exhibit 4.3 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 27, 2016, File No. 333-214272).

10.28

Amendment to Employment Agreement, dated as of March 9, 2016, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.51 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.29

Form of Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.52 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.30

Affinion Group Holdings, Inc. 2016 Long Term Incentive Plan Amended and Restated Award Agreement, dated as of June 1, 2017, between Affinion Group Holdings, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.2  to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

10.31

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.53 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.32

Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.42  to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 333-133895).

Exhibit No.	Description
10.33

Amended and Restated Employment Agreement, dated as of June 1, 2017, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.1  to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

10.34

Investor Purchase Agreement, dated as of March 31, 2017, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Affinion Investments, LLC, affiliates of Elliott Management Corporation, Franklin Mutual Quest Fund, affiliates of Empyrean Capital Partners, LP, and Metro SPV LLC (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2017, File No. 333-133895).

10.35

Credit Agreement, dated as of May 10, 2017, among Affinion Group Holdings, Inc., Affinion Group, Inc., as Borrower, the lenders party thereto, HPS Investment Partners, LLC, as Administrative Agent and Collateral Agent and HPS Investment Partners, LLC, as Lead Arranger, Syndication Agent, Documentation Agent and Bookrunner (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 000-55577).

10.36

First Amendment to Credit Agreement, dated as of November 30, 2017, among Affinion Group, Inc., as Borrower, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders and for purposes of Section 3 thereof each other Loan Party party thereto (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2017, File No. 000-55577).

10.37

Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and affiliates of Elliott Management Corporation (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.38

Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.39

Warrant Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.4 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.40*	Form of Restricted Stock Unit Award Agreement for Directors.
10.41*	Restricted Stock Unit Agreement, dated as of December 18, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC.
10.42*	Employment Agreement, dated as of July 15, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and James C. Daly, Jr.

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group Holdings, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

Exhibit No.	Description

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: March 1, 2018	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	March 1, 2018
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President	March 1, 2018
Gregory S. Miller	and Chief Financial Officer (Principal Financial Officer)

/s/ Lori A. Tansley	Senior Vice President	March 1, 2018
Lori A. Tansley	and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gilbert S. Palter	Director	March 1, 2018
Gilbert S. Palter

/s/ Christophe Browne	Director	March 1, 2018
Christophe Browne

/s/ Austin Camporin	Director	March 1, 2018
Austin Camporin

/s/ Rick P. Frier	Director	March 1, 2018
Rick P. Frier

/s/ Michael Iaccarino	Director	March 1, 2018
Michael Iaccarino

/s/ Mark R. Vondrasek	Director	March 1, 2018
Mark R. Vondrasek

S-1

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affinion Group Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income (loss), changes in deficit and cash flows for each of the two years in the period ended December 31, 2017 including the related notes (collectively referred to as the (“consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

We have served as the Company’s auditor since 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group Holdings, Inc.:

We have audited the accompanying consolidated statements of comprehensive income (loss) and the related consolidated statements of changes in deficit and cash flows of Affinion Group Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2015 financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”).

/s/ Deloitte & Touche LLP

Stamford, CT March 10, 2016

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$39.8	$37.7
Restricted cash	24.8	26.1
Receivables (net of allowances for doubtful accounts of $7.5 and $3.0, respectively)	155.6	135.9
Profit-sharing receivables from insurance carriers	23.4	18.8
Prepaid commissions	40.9	33.9
Other current assets	67.6	70.6
Total current assets	352.1	323.0
Property and equipment, net	108.4	105.5
Contract rights and list fees, net	18.8	16.4
Goodwill	224.7	218.2
Other intangibles, net	34.0	41.5
Other non-current assets	28.9	34.3
Total assets	$766.9	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.9	$7.8
Accounts payable and accrued expenses	325.5	327.6
Deferred revenue	51.5	54.8
Income taxes payable	3.2	2.7
Total current liabilities	394.1	392.9
Long-term debt, net	1,887.3	1,855.8
Deferred income taxes	5.5	26.9
Deferred revenue	4.1	4.8
Other long-term liabilities	33.5	31.4
Total liabilities	2,324.5	2,311.8
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares and 9,093,330 issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 and 429,039 shares issued and 433,813 and 427,955 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 and 451,623 shares issued and 456,643 and 450,482 shares outstanding	—	—
Additional paid in capital	412.5	409.5
Warrants	31.1	—
Accumulated deficit	(1,991.7)	(1,966.5)
Accumulated other comprehensive income	(9.5)	(15.7)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,573.7)
Non-controlling interest in subsidiary	1.0	0.8
Total deficit	(1,557.6)	(1,572.9)
Total liabilities and deficit	$766.9	$738.9

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	For the Year Ended December 31,
	2017	2016	2015
Net revenues	$953.1	$969.4	$1,169.8
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	308.2	335.7	448.7
Operating costs	362.1	327.2	385.2
General and administrative	93.8	116.0	115.6
Impairment of goodwill and other long-lived assets	—	—	93.2
Facility exit costs	1.4	0.8	1.8
Depreciation and amortization	46.8	56.7	89.8
Total expenses	812.3	836.4	1,134.3
Income from operations	140.8	133.0	35.5
Interest income	0.3	0.5	1.8
Interest expense	(186.5)	(109.9)	(215.6)
Gain on extinguishment of debt	3.5	—	318.9
Other income (expense), net	(0.4)	0.1	1.2
Income (loss) before income taxes and non-controlling interest	(42.3)	23.7	141.8
Income tax benefit (expense)	17.9	(7.4)	(5.9)
Net income (loss)	(24.4)	16.3	135.9
Less: net income attributable to non-controlling interest	(0.8)	(0.6)	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$15.7	$135.3

Earnings per share attributable to Class A and Class B stockholders (Note 10)
Basic			$0.14
Diluted			$0.09
Earnings (loss) per share attributable to common stockholders (Note 10)
Basic	$(2.12)	$1.74	$95.07
Diluted	$(2.12)	$1.74	$95.07

Net income (loss)	$(24.4)	$16.3	$135.9
Currency translation adjustment, net of tax for all periods	6.3	(9.4)	(7.8)
Comprehensive income (loss)	(18.1)	6.9	128.1
Less: comprehensive income attributable to non-controlling interest	(0.9)	(0.7)	(0.2)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(19.0)	$6.2	$127.9

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In millions)

	Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	85,129,859	$145.0	$124.8	$(2,117.5)	$1.2	$(1.1)	$1.1	$(1,846.5)
Net income	—	—	—	135.3	—	—	0.6	135.9
Currency translation adjustment, net of tax	—	—	—	—	(7.4)	—	(0.4)	(7.8)
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Conversion of Series A warrants to common stock	45,003,196	117.6	(117.6)	—	—	—	—	—
Cancellation of Series B warrants	—	7.2	(7.2)	—	—	—	—	—
Conversion of common shares to Class C and Class D shares	(130,133,055)	—	—	—	—	—	—	—
New common shares issued in debt exchange and subscription rights offering	9,093,330	133.5	—	—	—	—	—	133.5
Share-based compensation	—	2.5	—	—	—	—	—	2.5
Balance, December 31, 2015	9,093,330	405.8	0.0	(1,982.2)	(6.2)	(1.1)	0.7	(1,583.0)
Net income	—	—	—	15.7	—	—	0.6	16.3
Currency translation adjustment, net of tax	—	—	—	—	(9.5)	—	0.1	(9.4)
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation	—	3.8	—	—	—	—	—	3.8
Balance, December 31, 2016	9,093,330	409.6	—	(1,966.5)	(15.7)	(1.1)	0.8	(1,572.9)
Net income (loss)	—	—	—	(25.2)	—	—	0.8	(24.4)
Currency translation adjustment, net of tax	—	—	—	—	6.2	—	0.1	6.3
Dividend paid to non-controlling interest	—	—	—	—	—	—	(0.7)	(0.7)
Issuance of warrants	—	—	31.6	—	—	—	—	31.6
Exercise of warrants	63,741	0.5	(0.5)	—	—	—	—	—
Share-based compensation	—	2.5	—	—	—	—	—	2.5
Balance, December 31, 2017	9,157,071	$412.6	$31.1	$(1,991.7)	$(9.5)	$(1.1)	$1.0	$(1,557.6)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$(24.4)	$16.3	$135.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46.8	56.7	89.8
Amortization of debt discount, financing costs and carrying value adjustment	(0.1)	(31.4)	6.8
Impairment of goodwill and other long-lived assets	—	—	93.2
Payment in kind interest	41.7	—	—
Provision for (recovery of) accounts receivable loss provided for	4.8	0.2	(4.3)
Gain on extinguishment of debt	(3.5)	—	(318.9)
Facility exit costs	1.4	0.8	1.8
Share-based compensation	2.5	3.7	3.0
Deferred income taxes	(22.0)	2.4	1.2
Net change in assets and liabilities:
Restricted cash	1.4	(0.1)	6.0
Receivables	(20.9)	(25.6)	4.8
Receivables from related parties	—	—	6.1
Profit-sharing receivables from insurance carriers	(4.5)	1.0	8.9
Prepaid commissions	(5.8)	3.7	9.3
Other current assets	5.3	12.5	10.3
Contract rights and list fees	(2.5)	0.1	(0.2)
Other non-current assets	6.4	(0.7)	(6.4)
Accounts payable and accrued expenses	(10.8)	(4.4)	(15.2)
Payables to related parties	—	—	(0.2)
Deferred revenue	(5.4)	(14.4)	(19.8)
Income taxes receivable and payable	(0.2)	(0.3)	0.2
Other long-term liabilities	0.2	3.0	(5.0)
Other, net	(3.4)	2.1	3.1
Net cash provided by operating activities	7.0	25.6	10.4
Investing Activities
Capital expenditures	(38.1)	(34.3)	(31.4)
Restricted cash	0.6	1.8	(0.6)
Acquisition-related payments, net of cash acquired	(0.4)	—	(1.7)
Proceeds from sale of investment	—	—	1.5
Net cash used in investing activities	(37.9)	(32.5)	(32.2)
Financing Activities
Borrowings (repayments) under revolving credit facility, net	55.0	—	(5.0)
Proceeds from issuance of debt	1,539.6	—	110.0
Financing costs	(29.3)	—	(14.7)
Principal payments on borrowings	(1,534.7)	(7.8)	(42.9)
Proceeds from issuance of warrants	0.5	—	—
Dividend paid to non-controlling interest	(0.7)	(0.5)	(0.6)
Net cash provided by (used in) financing activities	30.4	(8.3)	46.8
Effect of changes in exchange rates on cash and cash equivalents	2.6	(2.5)	(1.9)
Net increase (decrease) in cash and cash equivalents	2.1	(17.7)	23.1
Cash and cash equivalents, beginning of year	37.7	55.4	32.3
Cash and cash equivalents, end of year	$39.8	$37.7	$55.4
Supplemental Disclosure of Cash Flow Information:
Interest payments	$120.1	$133.8	$184.2
Income tax payments, net of refunds	$4.5	$4.3	$3.4

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

Business Description — The Company develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty, customer engagement and insurance programs and solutions that strengthen and expand the value of relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

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

•

Customer engagement programs and solutions that address key consumer needs such as greater peace of mind and meaningful savings for everyday purchases. We provide these solutions to leading companies in the financial institution, telecommunications, e-commerce, retail and travel sectors globally. These differentiated programs help our clients enrich their offerings to drive deeper connections with their customers, and to encourage their customers to engage more, stay loyal and generate more revenue for our clients. For example, we develop and manage programs such as identity theft protection, credit monitoring, savings on everyday purchases, concierge services, discount travel services and roadside assistance.

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for approximately 18.4 million people across America. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The 2016 implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 17 to our audited consolidated financial statements for more information concerning our segment results and Note 3 to our audited consolidated financial statements for more information concerning the allocation of goodwill among the new segments. Prior period segment amounts throughout the notes to the audited consolidated financial statement have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our primary financial statements.

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

Share-Based Compensation

For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as equity awards, the Company recognizes compensation expense based on estimated fair values on the date of grant. For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as liability awards, the Company recognizes compensation expense, based on estimated fair value at each reporting date. The Company recognizes forfeitures as they occur. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Revenue Recognition

Global Loyalty — Revenues are generated from our clients through our loyalty business by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. The Company typically charges a per-subscriber and/or a per-activity administrative fee to clients for our services. In addition, commissions may be earned from our suppliers and/or a transaction fee from our clients based on volume for enabling or executing transactions such as fees generated from loyalty points related purchases and redemption. In most circumstances, revenue is recognized net of the cost of fulfillment.

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

Insurance Solutions — Commission revenue for marketing and administrative services earned per administrative services agreements with carriers is based on a percentage of premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly.  Commission revenue is recognized ratably for the marketing and administrative services provided over the underlying policy coverage period. There are also profit-sharing arrangements with certain of the insurance carriers that issue the underlying insurance policies. All revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $143.4 million in 2017, $157.6 million in 2016 and $169.3 million in 2015. Under the profit sharing arrangements, approximately 60% of the gross premiums collected on behalf of the insurance carrier are earned as commission revenue under administrative agreements and the remaining 40% of gross premiums are retained in a fiduciary account managed on behalf of the carrier.  The remaining carrier funds are distributed monthly to the carrier to pay claims, administrative expenses, and the carrier’s retention fee. Any surplus or deficit is distributed to the Company under the profit share arrangement.

Marketing Expense

Global Customer Engagement — Marketing expense to acquire new members is recognized when incurred, which is generally prior to both the commencement of the trial period and recognition of revenue for membership programs.

Insurance Solutions — Marketing expense to acquire new insurance business is recognized by the Company when incurred. Payments are made to marketing partners or third parties associated with acquiring rights to their existing block of insurance customers (contract rights) and for the renewal of existing contracts that provide the Company primarily with the right to retain billing rights for renewal of existing customers’ insurance policies and the ability to perform future marketing (list fees). These payments are deferred on the accompanying consolidated balance sheets, with contract rights amortized to amortization expense and list fees amortized to marketing expense. The amortization methods employed generally approximate the expected pattern of net insurance revenue earned over the applicable contractual terms.

Commission Expense

Global Customer Engagement and Legacy Membership — Membership commissions represent payments to partners, which are generally based on a percentage of revenue from the marketing of programs to such partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and are recognized as expense over the applicable membership period in the same manner as the related retail membership revenue is recognized. In certain marketing arrangements, the Company pays an advance commission to the partner, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and recognized as expense as earned down by the partner. In other arrangements, the Company pays an upfront payment, called a bounty, to the partner and the partner is not entitled to any additional compensation based on initial and renewal membership. Bounties are recognized as expense when incurred.

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

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2017 and 2016, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2017 and 2016, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign tax jurisdictions.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law.  The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “transition tax”). The U.S. federal income tax rate reduction was effective as of January 1, 2018. The Company has recorded provisional amounts related to the TCJA for the remeasurement of deferred taxes and the transition tax.  Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, that are effective starting in 2018, and other provisions of the TCJA. The Company has elected to account for GILTI (global intangible low-taxed income), as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018.To complete the accounting associated with the TCJA, the Company will continue to review the technical tax interpretations associated with the underlying law, monitor state legislative changes, and review U.S. federal and state guidance as it is issued. Further, the Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting by December 22, 2018.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

During the fourth quarter of 2017, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 0.5% to 2.0% growth and discount rates ranging from 9.5% to 11.0%. In 2017, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount.

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

The Company’s intangible assets as of December 31, 2017 and 2016 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and subsequent acquisitions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

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

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from customers of 10 of the Company’s clients. For the years ended December 31, 2017, 2016 and 2015, the Company derived approximately 34%, 32% and 34%, respectively, of its net revenues from customers through marketing and servicing agreements with these 10 clients. The Company’s largest client and its customers accounted for approximately 11.1% of consolidated net revenue for the year ended December 31, 2017. The Company’s largest client and its customers accounted for 10.1% of consolidated net revenue for the year ended December 31, 2016. The Company’s largest client and its customers accounted for 10.2% of consolidated net revenue for the year ended December 31, 2015. Many of these key client relationships are governed by agreements that may be terminated without cause by the clients upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s clients upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the clients may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key clients, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of period	$3.0	$3.1	$8.5
Provision charged to expense, net of recoveries	4.8	0.1	(4.3)
Write-offs	(0.3)	(0.2)	(1.1)
Balance at end of period	$7.5	$3.0	$3.1

Supplemental Disclosure of Cash Flow Information

In connection with the debt restructuring that was consummated in May 2017, the Company exchanged notes with an aggregate principal amount of $286.3 million plus accrued interest of $9.0 million, issuing (1) new notes with an aggregate principal amount of $321.1 million, including $25.8 million issued in connection with commitment and funding premiums, and (2) warrants to acquire shares of the Company’s common stock valued at $7.7 million, including $0.6 million issued in connection with commitment and funding premiums. During the year ended December 31, 2017, the Company increased long-term debt by $41.7 million in connection with payment-in-kind interest. During 2017, the Company entered into a capital lease, acquiring property and equipment with a fair value of $1.1 million. At December 31, 2017, the Company had an accrual for the acquisition of property and equipment of $1.3 million.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We have adopted the new guidance effective January 1, 2018 using the modified retrospective method, focusing on contracts not yet completed as of December 31, 2017.

Our project implementation team, with the assistance of a third-party consultant, has been evaluating the impact of the new guidance on our consolidated financial statements. We believe that the new standard will have an impact primarily on our Global Loyalty segment, which will be required to estimate variable consideration for contracts with our customers that have revenue-sharing and tiered pricing components.  Historically, revenue for these arrangements was recognized per the terms of our contracts as certain transaction volumes were achieved.  Under the new guidance, we will defer recognizing a portion of that revenue to a future period as these contract features provide a material right to our customer in the form of an accumulating benefit.  The impact of this change is not expected to be material.   In addition, the new guidance will lead to insignificant changes in the timing and classification of certain other revenue streams and result in a cumulative adjustment to our balance sheet at January 1, 2018 to reflect such timing. We have implemented changes to our business processes and controls as related to the adoption of the new standard. We continue to evaluate the disclosures required under the new standard.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. Entities are required to adopt the guidance using a modified retrospective method. The Company has formed a project implementation team with representatives from each of its operating segments. The team continues to work on compiling a lease database containing all of the relevant information required to assess the impact of the new guidance and has held training on the new guidance. The Company expects to adopt the new standard on its effective date.

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and must be adopted using the full retrospective method. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Other Recently Issued Pronouncements

In response to the TCJA, which was signed into law on December 22, 2017, the Securities and Exchange Commission’s Office of the Chief Accountant published Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 addresses the requirements to account for the impact of a change in tax law or tax rates in the period of enactment. Specifically, SAB 118 provides guidance for issuers that are not able to complete the accounting for the income tax effects of the TCJA by the time financial statements are issued for the reporting period that includes the enactment date (“enactment period financials”).

Pursuant to SAB 118, if the accounting for specific income tax effects of the TCJA is incomplete at the time the financial statements are issued, a company should provide a provisional amount for specific income tax effects for which a reasonable estimate can be determined.  For any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined because additional information, data, analysis or preparation is required, a company should not report a provisional amount but continue to apply the rules in effect immediately prior to enactment. For income tax effects for which a company was not able to determine a reasonable estimate in the enactment period financials, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

Under SAB 118, the measurement period for accounting for the TCJA begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740 (the “measurement period”), but in no event can the measurement period extend beyond one year (December 22, 2018) from the TCJA’s enactment date. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.

The Company has not finalized accounting for the income tax effects of TCJA. This includes the provisional amounts recorded for the remeasurement of deferred taxes and the transition tax. While we do not expect other aspects of the TCJA to have a material impact, additional guidance or changes in the law could have an impact on the financial statements and therefore we consider the accounting for amounts related to these items to be provisional. The Company will continue to review the technical tax interpretations associated with the underlying law, monitor state legislative changes, and review U.S. federal and state guidance as it is issued.

3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)			(in millions)
Amortizable intangible assets:
Member relationships	$936.1	$(934.4)	$1.7	$932.4	$(930.8)	$1.6
Affinity relationships	643.5	(617.1)	26.4	632.9	(600.9)	32.0
Proprietary databases and systems	59.8	(58.6)	1.2	59.6	(58.0)	1.6
Trademarks and tradenames	27.9	(23.4)	4.5	27.7	(21.7)	6.0
Patents and technology	47.7	(47.6)	0.1	47.7	(47.5)	0.2
Covenants not to compete	2.5	(2.4)	0.1	2.4	(2.3)	0.1
	$1,717.5	$(1,683.5)	$34.0	$1,702.7	$(1,661.2)	$41.5

During 2017 and 2016, foreign currency translation resulted in an increase of $14.3 million and a decrease of $11.9 million, respectively, in the gross carrying amount of intangible assets and an increase of $14.2 million and a decrease of 11.3 million, respectively, in accumulated amortization.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Amortization expense relating to intangible assets was as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Amortizable intangible assets:
Member relationships	$0.6	$1.4	$4.1
Affinity relationships	5.6	8.6	33.2
Proprietary databases and systems	0.4	0.4	0.5
Trademarks and tradenames	1.4	1.3	2.4
Patents and technology	0.1	1.0	2.0
Covenants not to compete	0.1	0.1	0.2
	$8.2	$12.8	$42.4

Based on the Company’s amortizable intangible assets as of December 31, 2017, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $7.6 million in 2018, $6.2 million in 2019, $5.5 million in 2020, $3.8 million in 2021 and $3.5 million in 2022.

At December 31, 2017 and 2016, and January 1, 2016, the Company had gross goodwill of $653.7 million, $647.2 million and $654.8 million, respectively, and accumulated impairment losses of $429.0 million at each date.  The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Balance at		Balance at		Balance at
	January 1,	Currency	December 31,	Currency	December 31,
	2016	Translation	2016	Translation	2017
	(in millions)
Global Loyalty	$105.1	$(0.3)	$104.8	$1.1	$105.9
Global Customer Engagement	62.4	(7.3)	55.1	5.4	60.5
Insurance Solutions	58.3	—	58.3	—	58.3
Legacy Membership and Package	—	—	—	—	—
Total	$225.8	$(7.6)	$218.2	$6.5	$224.7

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	68.5	(49.7)	18.8	61.6	(45.2)	16.4
	$73.5	$(54.7)	$18.8	$66.6	$(50.2)	$16.4

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Amortization expense for the year ended December 31, 2017 was $4.5 million, all of which was included in marketing expense in the consolidated statement of comprehensive income (loss). Amortization expense for the year ended December 31, 2016 was $4.9 million, of which $4.8 million was included in marketing expense and $0.1 million was included in depreciation and amortization expense in the consolidated statement of comprehensive income (loss). Amortization expense for the year ended December 31, 2015 was $5.4 million, of which $5.1 million was included in marketing expense and $0.3 million was included in depreciation and amortization expense in the consolidated statement of comprehensive income (loss). Based on the Company’s contract rights and list fees as of December 31, 2017, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $4.1 million in 2018, $3.4 million in 2019, $2.8 million in 2020, $2.0 million in 2021 and $1.5 million in 2022.

5. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2017	2016
	(in millions)
Gift card inventory	$17.2	$30.8
Prepaid membership materials	0.6	0.9
Prepaid insurance costs	1.7	4.8
Other receivables	10.6	7.2
Prepaid credit card charges	15.3	5.7
Prepaid information technology costs	6.4	5.5
Other	15.8	15.7
Total	$67.6	$70.6

The prior year presentation has been revised to conform to the current year presentation.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2017	2016
	(in millions)
Leasehold improvements	$24.8	$24.2
Capitalized software	342.5	264.0
Computer equipment ($4.6 million and $3.5 million in 2017 and 2016, respectively, under capital leases)	80.5	137.8
Furniture, fixtures and equipment	21.5	19.6
Projects in progress	33.8	19.2
	503.1	464.8
Less: Accumulated depreciation and amortization	(394.7)	(359.3)
Total	$108.4	$105.5

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $38.6 million, $43.8 million and $47.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2017	2016
	(in millions)
Accounts payable	$106.6	$112.1
Accrued commissions	10.8	11.0
Accrued payroll and related costs	31.0	35.6
Accrued product costs	18.3	21.7
Accrued marketing costs	11.7	16.7
Accrued interest	30.3	15.8
Accrued taxes, other than income taxes	8.9	9.3
Accrued legal and professional fees and loss contingency accruals	13.2	14.5
Gift card deposits	32.7	37.2
Accrued revenue sharing payable	23.4	13.2
Other	38.6	40.5
Total	$325.5	$327.6

8. LONG-TERM DEBT, NET

Long-term debt consisted of:

	December 31,	December 31,
	2017	2016
	(in millions)
First-lien term loan due 2018	$—	$753.7
Second-lien term loan due 2018	—	425.0
Term loan due 2022, net of unamortized discount of $29.2 million,
with an effective interest rate of 10.01%	1,300.8	—
Revolving credit facility, expiring in 2018	—	—
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.4 million	52.6	—
7.875% senior notes due 2018, net of unamortized discount of $0.4 million and $0.6 million, respectively, with an effective interest rate
of 8.31%	—	474.6
7.5% cash/PIK senior notes due 2018, with an
effective interest rate of 7.39%	—	116.2
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	—	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018,
with an effective interest rate of 17.69%	—	15.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized
discount of $22.9 million, with an effective interest rate of 16.20%	572.4	—
Capital lease obligations	1.1	—
Adjustment to carrying value of debt	—	65.7
Total debt	1,926.9	1,872.8
Less: current portion of long-term debt	(13.9)	(7.8)
Less: unamortized deferred financing costs	(25.7)	(9.2)
Long-term debt	$1,887.3	$1,855.8

Credit Agreement Refinancing and International Notes Redemption

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

Affinion’s obligations under the New Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The New Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The New Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the New Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The New Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the New Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. Through December 31, 2017, the maximum ratio of senior secured debt to EBITDA is 7.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges is 1.0:1.0. As of December 31, 2017, Affinion was in compliance with the restrictive covenants under the New Credit Facility.

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

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million in aggregate principal amount of 7.5% Cash/Pay-in-Kind (“PIK”) Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the New Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

In connection with the Credit Agreement Refinancing and International Notes Redemption, the Company recognized a gain of approximately $5.3 million, which consisted of the write-off of unamortized troubled debt restructuring carrying value adjustments from 2015 of $21.0 million associated with the Company’s prior senior secured credit facility and the International Notes, reduced by deferred financing costs associated with the Company’s prior senior secured credit facility and the International Notes of $6.3 million and prepayment premiums incurred of $9.4 million, and is included in Gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2017. The prepayment premiums of $9.4 million are included in the Gain on extinguishment of debt adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities in the statement of cash flows. Transaction fees and expenses of approximately $17.1 million and $3.4 million related to the term loans and revolving facility, respectively, under the New Credit Facility have been capitalized and are being amortized over the term of the term loans and revolving facility, respectively. The Company also incurred lender transaction fees of $36.3 million, which have been accounted for as a debt discount and are being amortized over the term of the term loans and revolving financing facility.

On November 30, 2017 Affinion entered into the First Amendment to the New Credit Facility, pursuant to which the parties (i) revised the terms of the New Credit Facility in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20 million.

As of December 31, 2017, there were outstanding borrowings of $55.0 million under the New Credit Facility. As of December 31, 2016, there were no outstanding borrowings under Affinion’s 2014 Credit Facility. During the period from May 10, 2017 through December 31, 2017, the Company had borrowings and repayments of $192.2 million and $137.2 million, respectively, under the New Credit Facility. During the period from January 1, 2017 through May 10, 2017 and the years ended December 31, 2016 and 2015 and 2014, Affinion had borrowings of $99.0 million, $122.0 million and $81.0 million, respectively, under the 2014 Credit Facility. During the period from January 1, 2017 through May 10, 2017 and the years ended December 31, 2016 and 2015, Affinion had repayments of $99.0 million, $122.0 million and $86.0 million, respectively, under the 2014 Credit Facility. As of December 31, 2017, Affinion had $50.0 million available for borrowing under the New Credit Facility, after giving effect to the issuance of $5.0 million of letters of credit.

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

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase New Notes and New Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of New Notes and the same number of New Warrants that such principal amount of New Notes would have been issued as part of the Exchange Offers.

Also, on May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the AGI Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of New Notes and Affinion Holdings issued New Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of New Notes and New Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of New Notes and New Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of New Notes and New Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the New Notes and New Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The New Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the New Warrants issued as part of the funding premium) that are triggered by the issuance of New Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum.

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

In connection with the Exchange Offers and the redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were not tendered pursuant to the Exchange Offers, the Company determined that the debt had been extinguished and the Company recognized a loss of approximately $1.8 million for the year ended December 31, 2017, which represented the excess of the fair value of New Notes and New Warrants issued over the carrying value of the notes exchanged in the Exchange Offers and Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were redeemed, including all associated unamortized fees, discounts and 2015 troubled debt restructuring carrying value adjustments. The loss of $1.8 million is included in Gain (loss) on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2017. Transaction fees and expenses of approximately $8.4 million related to the issuance of the New Notes have been capitalized and are being amortized over the term of the New Notes using the effective interest method.

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

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement required anti-dilution provisions and commitment premium and funding premium represented a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

The New Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the New Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding New Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for the first interest period was paid in PIK Interest on November 10, 2017.

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

Affinion’s obligations under the New Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the New Credit Facility. The New Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The New Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the New Notes and files such reports with the SEC. As of December 31, 2017, Affinion was in compliance with the restrictive covenants under the New Notes.

2015 Exchange Offers

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange (the “2015 Holdings Exchange Offer”) its outstanding 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for shares of its Common Stock, par value $0.01 per share (Affinion Holdings’ “Common Stock”), (b) Affinion Investments, LLC (“Affinion Investments”)  completed a private offer to exchange (the “2015 Investments Exchange Offer” and, together with the 2015 Holdings Exchange Offer, the “2015 Exchange Offers”) its outstanding Investments senior subordinated notes for shares of Common Stock, and (c) Affinion Holdings and Affinion International Holdings Limited (“Affinion International”), a wholly-owned subsidiary of Affinion, jointly completed a rights offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) of Affinion International and up to 2,483,333 shares of Common Stock for an aggregate cash purchase price of $110.0 million. Pursuant to the 2015 Holdings Exchange Offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of Common Stock and pursuant to the 2015 Investments Exchange Offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of Common Stock.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The International Notes bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash (“International Cash Interest”) and 4.0% per annum was payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes would have matured on July 30, 2018. The International Notes were redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contained negative covenants which restricted the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes were fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guaranteed Affinion’s indebtedness under Affinion’s 2014 Credit Facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”), and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof were unsecured senior obligations of Affinion International’s and ranked equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

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

The adjustment to the carrying value of the debt is the net impact of the aforementioned transactions and represented an adjustment of the carrying value of Affinion’s first lien term loan due 2018, Affinion’s second lien term loan due 2018, Affinion’s 2010 senior notes and the International Notes of $108.4 million. This amount represented the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increased the carrying value of the Company’s recorded long term debt at December 31, 2016 by $65.7 million. Such amount had been reduced as scheduled interest was paid on those remaining instruments.

Upon consummation of the 2015 Exchange Offers, 2015 Consent Solicitations and 2015 Rights Offering in November 2015, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

The Company also leases certain equipment under capital leases expiring through 2020.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The aggregate maturities of debt, including capital leases, as of December 31, 2017 are as follows:

Amount
(in millions)
2018	$13.9
2019	28.8
2020	58.9
2021	67.0
2022	1,812.8
Thereafter	—
$1,981.4

9. DEFICIT

As of December 31, 2017, 2016 and 2015, the Company’s capital stock consists of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of December 31, 2017 and 2016, the Company has outstanding (i) 9,157,071 and 9,093,330 shares, respectively, of Common Stock, (ii) 433,813 and 427,955 shares, respectively, of Class C Common Stock and (iii) 456,643 and 450,482 shares, respectively, of Class D Common Stock. In addition, at December 31, 2017 and 2016, the Limited Warrant (see below) to purchase up to 462,266 shares of Common Stock was outstanding. As of December 31, 2017 and 2016, there were no shares of preferred stock outstanding.

On May 10, 2017, in connection with the Exchange Offers and Investor Purchase Agreement, the Company issued New Warrants to purchase 3,974,581 shares of Common Stock, in the aggregate, of which (a) New Warrants to purchase 1,172,747 shares of Common Stock were issued to holders (including certain of the Investors) whose Existing Notes (as defined below) were accepted for exchange in the Exchange Offers, including 1,053,871 issued to related parties, and (b) New Warrants to purchase 2,801,834 shares of Common Stock were issued in connection with the Investor Purchase Agreement, including the funding and commitment premiums under the Investor Purchase Agreement, including 2,791,475 issued to the Investors, all of whom are related parties. In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the New Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, commencing on June 22, 2017, and expiring on July 7, 2017, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  New Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement at a price of $7.13 per New Warrant. On July 12, 2017, Affinion Holdings issued New Warrants to purchase 63,741 shares of Common Stock, which were subsequently exercised on August 10, 2017, to participants in the Pre-Emptive Rights Offer. On July 17, 2017, Affinion Holdings issued New Warrants to purchase 418,355 shares of Common Stock, including New Warrants to purchase 414,868 shares of Common Stock to the Investors, all of whom are related parties, in connection with the Investor Purchase Agreement, including the funding premium under the Investor Purchase Agreement. In addition, as a result of the anti-dilution protections of the New Warrants, the number of shares of Common Stock underlying the New Warrants issued on May 10, 2017 to holders other than the Investors increased, in the aggregate, by 3,487 shares. The number of shares of Common Stock issuable upon the exercise of the New Warrants, as described herein, reflects the application of the anti-dilution protections of the New Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement that are triggered by the issuance of New Warrants as part of the funding premium and in the Pre-Emptive Rights Offer.

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

The Company performed an accounting analysis and determined that the New Warrants represent in substance common stock and that the New Warrants issued pursuant to the Exchange Offers and Investor Purchase Agreement required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers have been expensed.

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

On November 9, 2015, concurrent with the debt exchanges and subscription rights offering, the Company mandatorily cashlessly converted the then-outstanding Series A warrants to shares of Class A common stock. The 130,133,055 shares of Class A common stock then-outstanding were converted into 490,083 shares of Class C Common Stock and 515,877 shares of Class D Common Stock. In connection with the debt exchanges and subscription rights offering, 9,093,330 shares of Common Stock were issued.  In addition, in lieu of issuing Common Stock to an investor that would otherwise have beneficially owned more than 19.9% of the Common Stock, the Company issued a Limited Warrant to purchase up to 462,266 shares of Common Stock, which Limited Warrant may only be exercised upon the receipt of requisite regulatory approval.

10. EARNINGS PER SHARE

In the periods prior to the 2015 Exchange Offers and 2015 Rights Offering on November 9, 2015, the Company’s authorized capital was comprised of Class A Common Stock, Class B Common Stock and preferred stock. There were no shares of Class B Common Stock or preferred stock outstanding as of December 31, 2015. The Class A Common Stock and Class B Common Stock were identical in every respect, and the rights and privileges of the holders were identical. Therefore, as the basic and diluted earnings per share (“EPS”) are the same for Class A Common Stock and Class B Common Stock because they were entitled to the same liquidation and dividend rights, the basic and diluted EPS are presented for Class A and B Common Stock for the year ended December 31, 2015.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Subsequent to the 2015 Exchange Offers and 2015 Rights Offering, the Company changed its capital structure by (i) mandatorily converting all outstanding Series A Warrants into Class A Common Stock, (ii) converting all outstanding shares of Class A Common Stock into shares of Class C and D Common Stock, and (iii) issuing shares of Common Stock. Under the new capital structure, Common Stock participates in profits and losses of the Company but Class C and D Common Stock do not. As the change in capital structure was not the result of a stock dividend or stock split, the Company reflected the change in capital structure prospectively. Therefore, the basic and diluted EPS attributable to common stockholders are presented for the years ended December 31, 2017, 2016 and 2015.

For the three months ended December 31, 2015, the net income attributable to Affinion Group Holdings, Inc. was allocated to Class A and B common stockholders and common stockholders based on the number of days these classes of common stock were outstanding in the period. For the nine months ended September 30, 2015, the net income attributable to Affinion Group Holdings, Inc. was entirely allocated to Class A and B common stockholders.

In connection with the Exchange Offers and Investor Purchase Agreement, the Company issued warrants to purchase 3,974,581 shares of Common Stock. The warrants represent in-substance common stock and the warrants are included in basic EPS based on the number of days during the year that they were outstanding.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$15.7	$135.3
Net income (loss) attributable to Class A and B common shareholders	—	—	9.8
Net income attributable to common shareholders	$(25.2)	$15.7	$125.5

Denominator for Common Stock:
Weighted average shares of Common Stock	9,126,952	9,093,330	1,320,401
Weighted average shares for warrants	2,766,781	—	—
Weighted average shares for vested RSUs	28,398	10,861	—
Basic weighted average shares of Common Stock	11,922,131	9,104,191	1,320,401
Weighted average dilutive effect of RSUs	—	792	—
Diluted weighted average shares of Common Stock	11,922,131	9,104,983	1,320,401

Denominator for Class A and B Common Stock:
Basic and diluted weighted average shares of Class A and B Common Stock			72,290,489
Basic weighted average shares of Class A and B Common Stock			72,290,489
Weighted average dilutive effect of Series A Warrants			38,131,042
Weighted average dilutive effect of restricted stock units			96,491
Weighted average dilutive effect of 2015 retention units			597,657
Diluted weighted average shares of Class A and B Common Stock			111,115,679

Earnings per share attributable to holders of Common Stock:
Basic	$(2.12)	$1.74	$95.07
Diluted	$(2.12)	$1.74	$95.07

Earnings (loss) per share attributable to holders of Class A and B Common Stock:
Basic			$0.14
Diluted			$0.09

11. INCOME TAXES

On December 22, 2017, the TCJA was enacted into law. The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “transition tax”). The U.S. federal income tax rate reduction was effective as of January 1, 2018. While the provisions of the TCJA are generally effective January 1, 2018, several provisions impact the Company’s current period financial statements. The provisions of the TCJA have and will continue to impact our accounting treatment of certain items in our financial statements. As of December 31, 2017, we have not completed our assessment of the accounting impact of the tax effects of enactment of the TCJA and accordingly our accounting is provisional as of and for the year ended December 31, 2017.  Where we have been able to make a reasonable estimate of the impact we have accounted for such provisional impact in the accompanying 2017 financial statements.  For items related to the TCJA for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit amount of approximately $25.5 million, which is included as a component of the income tax provision from continuing operations

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The TCJA is complex and includes significant changes to the Internal Revenue Code which impact the Company. The Company has subsidiaries in 23 countries outside the U.S. To complete the accounting associated with the TCJA, the Company will continue to review the technical tax interpretations associated with the underlying law, monitor state legislative changes, and review U.S. federal and state guidance as it is issued. Further, the Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting by December 22, 2018.

Our 2017 accompanying financial statements reflect provisional estimates for the revaluation of US deferred tax assets and liabilities in accordance with ASC 740 based on rates at which they are expected to reverse in the future, which is generally 21%.

With respect to our deferred tax balances, we have made provisional estimates on amounts impacted by the TCJA but we are still analyzing certain aspects of the TCJA and refining our calculation, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As the Company continues to monitor and evaluate the external factors impacting our provisional amounts, the Company will also obtain, prepare and analyze additional information to further refine our provisional estimate for the transition tax and to determine whether an additional provisional amount is required with respect to deferred taxes.

The Company also evaluated the impact of the TCJA on its uncertain tax positions and recorded provisional estimates of these impacts.

Our provisional accounting for the transition tax is based on our estimate of both earnings and profits (“E&P”) and the portion of E&P which is held in cash and other specified assets measured as of specific dates. This transition tax charge, while not expected to be material, will be updated throughout the measurement period as we finalize our calculations and the amounts held in cash or other specified assets, relative to the date such assets are required to be measured.

The income tax benefit (expense) consisted of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$—	$0.4	$(0.4)
State	(0.7)	(0.4)	(1.0)
Foreign	(3.4)	(5.0)	(3.3)
	(4.1)	(5.0)	(4.7)
Deferred:
Federal	21.9	(3.1)	(3.1)
State	0.1	0.1	0.7
Foreign	—	0.6	1.2
	22.0	(2.4)	(1.2)
Total income tax benefit (expense)	$17.9	$(7.4)	$(5.9)

Pre-tax income (loss) for domestic and foreign operations before non-controlling interests consisted of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$(42.7)	$37.7	$192.0
Foreign	0.4	(14.0)	(50.2)
Pre-tax income (loss)	$(42.3)	$23.7	$141.8

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2017	2016 (a)
	(in millions)
Non-current deferred income tax assets:
Net operating loss carryforwards	$250.1	$297.0
State net operating loss carryforwards	18.9	26.1
Depreciation and amortization	70.8	156.3
Accrued expenses and deferred revenue	17.2	30.3
Prepaid expenses	1.3	0.5
Provision for doubtful accounts	0.5	0.1
Other	13.4	20.5
Non-current deferred income tax assets	372.2	530.8
Non-current deferred income tax liabilities:
Other	(1.2)	(2.7)
Accrued expenses and deferred revenue	—	(0.6)
Profit-sharing receivables from insurance carriers	(1.6)	(0.9)
Non-current deferred income tax liabilities	(2.8)	(4.2)
Valuation allowance	(371.8)	(551.0)
Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the 2017 and 2016 consolidated balance sheet of $3.1 and $2.5, respectively)	$(2.4)	$(24.4)
(a)	Prior year amounts for depreciation and amortization have been revised to conform to the current year presentation.

As of December 31, 2017, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards available to offset future taxable income of approximately $818.0 million (which will expire in 2026 through 2037).

As of December 31, 2017, Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $693.6 million (which expire, depending on the jurisdiction, between 2018 and 2037) and state tax credits of $1.8 million (which expire between 2018 and 2022). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $266.9 million (which expire, depending on the jurisdiction, between 2018 and 2037, or may be carried forward indefinitely). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $266.9 million of these net operating losses is required due to the uncertainty of their realization.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2017 and 2016 totaled $371.8 million and $551.0 million, respectively. The decrease in valuation allowance of $179.2 million is attributable to the SAB 118 estimates applicable to the TCJA, a decrease in the book to tax temporary differences that require a valuation allowance and a decrease in the valuation allowance attributable to tax attributes (i.e., net operating losses).

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

The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $216.4 million (which expire, depending on the jurisdiction, between 2017 and 2036, or may be carried forward indefinitely). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $216.3 million of these net operating losses is required due to the uncertainty of their realization.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2016 and 2015 totaled $551.0 million and $565.8 million, respectively. The decrease in valuation allowance of $14.8 million is attributable to a decrease in the book to tax temporary differences that require a valuation allowance offset by an increase in the valuation allowance attributable to tax attributes (i.e., net operating losses).

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for U.S. federal and state income tax purposes because such operations are entities disregarded for U.S. federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for the tax over the financial reporting basis in its South African, Italian and Turkish subsidiaries because they are permanent in duration. A deferred tax asset is recognized in this circumstance only if it is apparent that the temporary difference will reverse in the foreseeable future. As of December 31, 2017, there is a $16.8 million deficit in retained earnings of the South African, Italian and Turkish subsidiaries.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	(18.0)	(3.1)	12.3
Change in valuation allowance and other	(39.8)	(0.1)	(170.1)
Taxes on foreign operations at rates different than U.S. federal rates	(8.1)	18.1	1.6
SAB 118 impact of TCJA	60.1	—	—
Impairment of goodwill and other long-lived assets	—	—	8.8
Impact of debt exchanges and subscription rights offering	9.9	(13.7)	(57.3)
Foreign taxes deduction	3.2	(6.4)	—
Foreign tax credit net operating loss reclassification	—	—	17.5
Federal net operating loss adjustments	—	—	145.9
Stock compensation	—	—	7.8
Prior year accrual and adjustments	0.2	0.6	2.1
Non-deductible expenses	(0.3)	0.6	0.6
	42.2%	31.0%	4.2%

As noted above, the effective tax rate has fluctuated significantly over the last three years. These fluctuations are primarily the results of the 2015 goodwill impairment charges, a change in the valuation allowances due to changes in the corresponding deferred tax balances, and the impacts associated with the debt exchange and subscriptions right offering.  The 2016 tax benefit associated with the 2015 debt exchange and subscriptions right offering resulted from a change in the estimated tax relative to the same. The fluctuation for 2017 is primarily the result of the change on deferred tax balance requirements, including valuation allowances, estimated pursuant to SAB 118 in accordance with the TCJA enactment and the impact of the 2017 AGI Exchange Offer. These fluctuations are also the result of the change to a loss before income taxes and non-controlling interest of $42.3 million for the year ended December 31, 2017 compared to income before income taxes and non-controlling interest of $23.7 million and $141.8 million for the years ended December 31, 2016 and 2015, respectively.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The Company is currently subject to Cantonal law.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.2) million, $(0.1) million and $(0.4) million of interest in income tax expense related to uncertain tax positions arising in 2017, 2016 and 2015, respectively. The Company’s gross unrecognized tax benefits decreased by $1.6 million, increased by $11.0 million and decreased by $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Unrecognized tax benefits – January 1	$6.6	$(4.4)	$(3.7)
Gross increase – prior period tax positions	—	11.3	—
Gross decrease – prior period tax positions	(2.1)	—	—
Gross increase – current period tax positions	0.7	0.2	0.4
Gross decrease – current period tax positions	(0.2)	(0.5)	(1.1)
Unrecognized tax benefits – December 31	$5.0	$6.6	$(4.4)

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2017, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint.  On March 28, 2014, the court entered orders granting in part and denying in part the motions to dismiss.  After the motions, claims under the ECPA and CUTPA and for unjust enrichment remained pending against the Company and Trilegiant.  On February 29, 2016, the Company filed a Motion for Summary Judgment on the claims of the remaining named Plaintiffs.   On August 23, 2016, the court granted the Company’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs appealed and the court of appeals held oral arguments on October 27, 2017.  A decision has not yet been issued.

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The Plaintiff alleged that Webloyalty’s enrollment of the Plaintiff using debit card information obtained from a third party via data pass, and not directly from the Plaintiff, was deceptive.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the ECPA, and CUTPA as well as other common law claims.  On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice.  The Plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  On December 20, 2016, the Second Circuit affirmed the District Court of Connecticut’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT.  The District Court of Connecticut held a scheduling conference on March 23, 2017, but has not yet issued a case schedule. The defendants have answered the complaint and denied any liability.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”).  After filing several amended complaints, the Plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008.  On June 22, 2015, the District Court of S.C. entered judgment dismissing the Plaintiff’s federal claims with prejudice, and his state claims without prejudice. The Plaintiff appealed that judgement to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  On March 28, 2017, the Ninth Circuit affirmed the dismissal of the Plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the Plaintiff’s claims under the EFT, CBPC, and CUTPA.  On September 5, 2017, the Plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit.  Webloyalty has answered the complaint and denied all liability.  The matter is now in discovery.

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

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware (the “District Court of Delaware”). In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended the Court deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint.  Pursuant to the Company’s purchase

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

agreement with Cendant, the Cendant Entities (as such terms are defined in Note 15 to these audited consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.   Plaintiffs served their First Set of Requests for Production of Documents and Things on December 29, 2017.

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

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and we have accrued $8.7 million for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the UK Financial Conduct Authority, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). The arrangement, as well as its underlying structure, was terminated on August 1, 2017 and as of December 31, 2017, all of the compensation to consumers had been paid.

During the year ended December 31, 2017, a charge of $23.2 million was recorded relating to an external gift card cyber theft. An insurance claim related to the cyber theft is currently being pursued with the Company’s carriers and we expect a recovery in a future period which will be recorded when realizable.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2017, the Company provided guarantees for surety bonds totaling approximately $9.9 million and issued letters of credit totaling $7.3 million.

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $17.5 million, $17.1 million and $17.6 million for the years ended December 31, 2017, 2016 and 2015. At each of December 31, 2017 and 2016, the Company has accrued $0.9 million, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2017 are as follows:

Amount
(in millions)
2018	$19.6
2019	18.0
2020	16.0
2021	13.9
2022	12.6
Thereafter	11.5
Future minimum lease payments	$91.6

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

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan. As of December 31, 2017, there were 776,250 options outstanding.

For employee stock awards, the Company recognizes compensation expense over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company recognizes forfeitures as they occur. The Company has elected to recognize compensation cost for awards with only a service condition and have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During the year ended December 31, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 0.9 million shares of Affinion Holdings’ Common Stock. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock. There were no options granted to employees under the 2015 Plan during the year ended December 31, 2017.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for each annual period during the three years ended December 31, 2017 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees
Outstanding options at January 1, 2015	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(209)	(106)	(106)	—	(435)
Cancelled	—	—	—	(107)	(3,568)
Reclassification adjustment	(893)	(445)	(445)	(274)	—
Outstanding options at December 31, 2015	7	3	3	2	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	(1)	—
Outstanding options at December 31, 2016	2	1	1	1	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding options at December 31, 2017	2	1	1	1	—
Vested or expected to vest at December 31, 2017	2	1	1	1	—
Exercisable options at December 31, 2017	2	1	1	1	—
Weighted average remaining contractual term (in years)	6.3	6.3	6.3	6.3	—
Weighted average grant date fair value per option granted in 2017	$—	$—	$—	$—	$—
Weighted average exercise price of exercisable options at December 31, 2017	$147.12	$147.12	$147.12	$147.12	$—
Weighted average exercise price of outstanding options at December 31, 2017	$147.12	$147.12	$147.12	$147.12	$—

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the years ended December 31, 2017 and 2016 is presented below (number of options in thousands):

Outstanding options at January 1, 2016	—
Granted	888
Exercised	—
Forfeited or expired	(14)
Outstanding options at December 31, 2016	874
Granted	—
Exercised	—
Forfeited or expired	(98)
Outstanding options at December 31, 2017	776
Vested or expected to vest at December 31, 2017	776
Exercisable options at December 31, 2017	208
Weighted average remaining contractual term (in years)	8.2
Weighted average grant date fair value per option granted in 2017	$—
Weighted average exercise price of exercisable options at December 31, 2017	$13.97
Weighted average exercise price of outstanding options at December 31, 2017	$13.97

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Based on the estimated fair values of options granted, stock-based compensation expense for the year ended December 31, 2017, 2016 and 2015 totaled $1.7 million, $1.6 million and $2.2 million, respectively. As of December 31, 2017, there was $3.9 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th vested on the last day of the next eight months, until November 30, 2016. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a Change in Control (as defined in the 2015 Plan) and the third anniversary of the date of grant. In connection with the resignation of one of the directors, the RSUs awarded to the resigning director immediately vested. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

On October 24, 2017, six of the non-employee directors were granted RSUs under the 2015 Plan as a component of their annual compensation, however one of the non-employee directors waived receipt of such RSUs. Pursuant to the restricted stock unit agreement entered into with each director, each such director has been awarded 9,804 restricted stock units, (i) three-fourths (3/4) of which vested on the date of grant and (ii) the remaining one-fourth (1/4) vested in equal installments on each of October 31, 2017, November 30, 2017 and December 31, 2017, respectively. Each vested restricted stock unit will be settled by the delivery of one share of common stock of Affinion Holdings to the applicable director on the earlier to occur of (A) a “Change in Control” or (B) the third anniversary of the date of grant.

On December 18, 2017, RSUs were granted under the 2015 Plan in consideration of the Board service of the non-employee director who waived receipt of the October 24, 2017 award of RSUs as described above. Pursuant to the restricted stock unit agreement entered into, 9,804 restricted stock units were awarded, (i) 11/12ths of which vested on the date of grant and (ii) the remaining 1/12th vested on December 31, 2017. Each vested restricted stock unit will be settled by the delivery of one share of common stock of Affinion Holdings on the earlier to occur of (A) a “Change in Control” or (B) the third anniversary of the date of grant.

A summary of RSU activity under the 2015 Plan for the years ended December 31, 2017 and 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding restricted unvested awards at January 1, 2016	—
Granted	20	$13.97
Vested	(20)	13.97
Forfeited	—
Outstanding restricted unvested awards at December 31, 2016	—
Granted	59	7.14
Vested	(59)	7.14
Forfeited	—
Outstanding restricted unvested awards at December 31, 2017	—

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the year ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.3 million and $0.3 million, respectively. As of December 31, 2017, there was no unrecognized compensation cost related to the RSU awards.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the year ended December 31, 2017, 5,858 shares of Class C Common Stock and 6,161 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million During the years ended December 31, 2017, 2016 and 2015, the Company recognized expense related to the 2015 Retention Program of $0.7 million, $3.6 million and $3.1 million, respectively, of which $0.4 million, $1.8 million and $1.6 million, respectively, related to the common stock portion of the Retention Awards.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.9 million, $6.2 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group, LLC or Affinion International. Of the legal proceedings disclosed in Note 12 to our consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

Except with respect to the Lion Litigation, in which the Cendant Entities agreed to indemnify us for all losses, for the other matters, Cendant, Affinion and the Company have agreed that losses up to $15.0 million will be borne solely by the Company and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. The Company has the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the years ended December 31, 2017, 2016 and 2015, none of the Cendant Entities is a related party.

2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes

As discussed in Note 8, on May 10, 2017, the Company completed the Exchange Offers and exercised its option under the Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. On June 13, 2017, the Company exercised its options under the Investor Purchase Agreement relating to Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, obligating the Investors to purchase an aggregate principal amount of New Notes and New Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion Holdings’ senior notes and the Investments senior subordinated notes not tendered in the Holdings Exchange Offer and Investments Exchange Offer, respectively. Prior to the completion of the Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock.  In connection with the Exchange Offers, Issuance of New Notes and New Warrants and redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes as of December 31, 2017, the Company issued approximately $515.1 million aggregate principal amount of New Notes and New Warrants to purchase 4,234,335 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

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

In connection with the 2015 Exchange Offers and 2015 Rights Offering, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligation to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement. During the year ended December 31, 2015, the Company recognized an expense reduction of $2.6 million, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2015. There was no expense recognized related to this consulting agreement for the years ended December 31, 2017 and 2016.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the year ended December 31, 2015, the Company recognized expenses of $3.1 million, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2015. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $1.0 million for the year ended December 31, 2015 for usage of certain equipment by Novitex and during the year ended December 31, 2015 also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Novitex was not a related party during the years ended December 31, 2017 and 2016.

SkyMall Ventures LLC (now known as Connexions SM Ventures, LLC), which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation (“Caesar’s”), which is owned by an affiliate of Apollo. During the year ended December 31, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.9 million, which are included in net revenues in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2015. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Caesar’s was not a related party during the years ended December 31, 2017 and 2016.

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

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors, at that time, controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2015. The Company continued to provide support services to Alclear and recognized revenue of $0.4 million for the year ended December 31, 2015. The master services agreement was terminated on April 1, 2016. The Company provided transition services to Alclear until August 1, 2016. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Alclear was not a related party during the years ended December 31, 2017 and 2016.

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

16. FINANCIAL INSTRUMENTS

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2017.

								Fair Value At
						2023 and		December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(in millions)
Fixed rate debt	$0.5	$0.3	$0.3	$—	$595.3	$—	$596.4	$530.6
Average interest rate	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$13.4	$28.5	$58.6	$67.0	$1,217.5	$—	$1,385.0	$1,421.9
Average interest rate (a)	9.17%	9.17%	9.17%	9.17%	9.17%

(a)	Average interest rate is based on rates in effect at December 31, 2017.

Foreign Currency Forward Contracts

Through April 30, 2017, on a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. The Company has not entered into such contracts subsequent to April 2017.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized a realized loss of $1.3 million and realized gains of $4.1 million and $4.2 million, respectively, on the forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2017 and 2016 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2017 and 2016 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

c.

Foreign Currency Forward Contracts—At December 31, 2016, the Company’s estimated fair value of its foreign currency forward contracts was based upon available market information. The fair value of the foreign currency forward contracts was based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value was determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts was a major financial institution. The Company did not have any foreign currency forward contracts as of December 31, 2017.

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, other than foreign currency forward contracts as of December 31, 2016. Such contracts historically had a term of approximately thirty days and were held to maturity. The fair value of the foreign currency forward contracts was measured based on significant observable inputs (Level 2).

17. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2017.

Net Revenues
	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Global Loyalty	$225.1	$167.0	$171.0
Global Customer Engagement	359.3	386.3	418.2
Insurance Solutions	229.3	227.8	231.8
Subtotal	813.7	781.1	821.0
Legacy Membership and Package	139.4	189.4	350.0
Eliminations	—	(1.1)	(1.2)
	$953.1	$969.4	$1,169.8

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA
	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Global Loyalty	$64.0	$56.4	$60.9
Global Customer Engagement	55.7	71.1	58.5
Insurance Solutions	78.3	77.9	70.1
Subtotal	198.0	205.4	189.5
Legacy Membership and Package	39.9	40.9	86.3
Corporate	(50.3)	(56.6)	(57.3)
Impairment of goodwill and other long-lived assets	—	—	(93.2)
	$187.6	$189.7	$125.3

Provided below is a reconciliation of Segment EBITDA to income from operations.

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Segment EBITDA	$187.6	$189.7	$125.3
Depreciation and amortization	(46.8)	(56.7)	(89.8)
Income from operations	$140.8	$133.0	$35.5

Depreciation and Amortization
	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Global Loyalty	$16.8	$17.0	$20.5
Global Customer Engagement	27.2	36.5	46.8
Insurance Solutions	1.6	1.9	4.7
Subtotal	45.6	55.4	72.0
Legacy Membership and Package	1.2	1.3	17.8
Total Depreciation and Amortization	$46.8	$56.7	$89.8

Segment Assets
	December 31,
	2017	2016
	(in millions)
Global Loyalty	$354.7	$305.6
Global Customer Engagement	243.6	259.6
Insurance Solutions	129.3	124.7
Subtotal	727.6	689.9
Legacy Membership and Package	23.2	26.2
Corporate	16.1	22.8
Total Assets	$766.9	$738.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Capital Expenditures
	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Global Loyalty	$14.7	$8.3	$11.1
Global Customer Engagement	21.5	23.1	21.0
Insurance Solutions	1.5	1.4	0.5
Subtotal	37.7	32.8	32.6
Legacy Membership and Package	—	—	—
Corporate	0.4	1.5	(1.2)
Total Capital Expenditures	$38.1	$34.3	$31.4

Total Revenues
	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S.	$680.9	$674.2	$830.3
U.K.	115.2	121.5	150.8
Other	157.0	173.7	188.7
Total Revenues	$953.1	$969.4	$1,169.8

Total Assets
	December 31,
	2017	2016
	(in millions)
U.S.	$543.4	$537.6
U.K.	114.6	100.7
Other	108.9	100.6
Total Assets	$766.9	$738.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2017 and 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
2017
Net revenues	$241.1	$237.3	$243.2	$231.5
Marketing and commissions	$77.9	$76.5	$76.1	$77.7
Operating costs	$89.4	$106.1	$83.4	$83.2
General and administrative	$24.3	$26.3	$22.6	$20.6
Facility exit costs	$0.1	$1.4	$(1.2)	$1.1
Depreciation and amortization	$11.3	$11.6	$12.0	$11.9
Net income (loss)	$8.1	$(25.1)	$(10.8)	$3.4

Earnings (loss) per share attributable to common stockholders
Basic	$0.85	$(2.23)	$(0.80)	$0.24
Diluted	$0.85	$(2.23)	$(0.80)	$0.24

2016
Net revenues	$254.9	$244.0	$238.1	$232.4
Marketing and commissions	$88.1	$84.7	$81.6	$81.3
Operating costs	$86.8	$82.7	$78.5	$79.2
General and administrative	$32.1	$27.9	$27.2	$28.8
Facility exit costs	$—	$—	$0.1	$0.7
Depreciation and amortization	$14.3	$13.9	$13.7	$14.8
Net income (loss)	$2.9	$7.3	$7.5	$(1.4)

Earnings (loss) per share attributable to common stockholders
Basic	$0.30	$0.79	$0.80	$(0.15)
Diluted	$0.30	$0.79	$0.80	$(0.15)

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

19. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental consolidating financial information presents, in separate columns, the consolidating balance sheets as of December 31, 2017 and 2016, and the related consolidating statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 for (i) the Company (Affinion Group Holdings, Inc. or Affinion Holdings, which is a parent guarantor of the New Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the New Notes (Affinion Group, Inc.) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that guarantee the New Notes) on a combined basis, (iv) the Non-Guarantor Subsidiaries (Affinion Holdings’ subsidiaries that do not guarantee the New Notes) on a combined basis and (v) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the New Notes (Affinion Group, Inc.) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

During 2017, Affinion consummated the 2017 Exchange Offers, Issuance of New Notes and New Warrants and Redemptions of Other Existing Notes. Under the indenture governing the New Notes, the Company and certain domestic and international subsidiaries of Affinion guarantee the New Notes. Accordingly, the Company has recast its previously reported December 31, 2016 condensed consolidating balance sheet and statements of operations and cash flows for the years ended December 31, 2016 and 2015 to reflect the guarantors and non-guarantors under the New Notes.

During the preparation of the condensed consolidating financial information of the Company and its subsidiaries for the year ended December 31, 2017, it was determined that the Guarantors and Non-Guarantors investment in subsidiaries and equity reflected in the December 31, 2016 condensed consolidating balance sheet presented as the comparative balance sheet in the Company’s Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017 were improperly calculated. As presented in the June 30, 2017 Form 10-Q and the September 30, 2017 Form 10-Q, the Guarantors December 31, 2016 investments in subsidiaries and equity were overstated by $431.5 million, the Non-Guarantors December 31, 2016 negative carrying amount of subsidiaries, net and equity were understated by $631.0 million and the December 31, 2016 Eliminations of investments in subsidiaries and deficit were understated by $199.5 million. The classification error was eliminated in consolidation, and therefore has no impact on the Company’s consolidated financial condition, results of operations or cash flows and, therefore, is not material to the previously issued financial statements as a whole. The Company has revised the reported amounts for Guarantors, Non-Guarantors and Eliminations in the December 31, 2016 balance sheet to correct for this error.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$15.4	$20.0	$—	$39.8
Restricted cash	—	0.8	18.4	5.6	—	24.8
Receivables, net	—	3.0	118.8	33.8	—	155.6
Profit-sharing receivables from insurance carriers	—	—	23.4	—	—	23.4
Prepaid commissions	—	—	34.5	6.4	—	40.9
Other current assets	—	23.9	32.6	11.1	—	67.6
Total current assets	—	32.1	243.1	76.9	—	352.1
Property and equipment, net	—	4.6	98.0	5.8	—	108.4
Contract rights and list fees, net	—	—	18.8	—	—	18.8
Goodwill	—	—	187.7	37.0	—	224.7
Other intangibles, net	—	—	29.8	4.2	—	34.0
Investment in subsidiaries	—	2,648.7	54.5	—	(2,703.2)	—
Intercompany loan receivable	—	355.5	—	5.0	(360.5)	—
Intercompany receivables	33.7	—	2,663.5	—	(2,697.2)	—
Other non-current assets	—	0.5	27.1	1.3	—	28.9
Total assets	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.5	$—	$—	$13.9
Accounts payable and accrued expenses	3.7	80.3	193.0	48.5	—	325.5
Deferred revenue	—	—	45.4	6.1	—	51.5
Income taxes payable	—	0.4	0.9	1.9	—	3.2
Total current liabilities	3.7	94.1	239.8	56.5	—	394.1
Long-term debt , net	—	1,886.7	0.6	—	—	1,887.3
Deferred income taxes	—	0.1	4.9	0.5	—	5.5
Deferred revenue	—	0.2	3.6	0.3	—	4.1
Intercompany loans payable	28.9	—	331.6	—	(360.5)	—
Intercompany payables	—	2,649.3	—	47.9	(2,697.2)	—
Other long-term liabilities	—	9.1	21.5	2.9	—	33.5
Negative carrying amount of subsidiaries, net	1,559.7	—	—	—	(1,559.7)	—
Total liabilities	1,592.3	4,639.5	602.0	108.1	(4,617.4)	2,324.5
Total Affinion Group Holdings, Inc. (deficit) equity	(1,558.6)	(1,598.1)	2,720.5	21.1	(1,143.5)	(1,558.6)
Non-controlling interest in subsidiary	—	—	—	1.0	—	1.0
Total (deficit) equity	(1,558.6)	(1,598.1)	2,720.5	22.1	(1,143.5)	(1,557.6)
Total liabilities and (deficit) equity	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$9.1	$12.8	$14.3	$—	$37.7
Restricted cash	—	—	20.1	6.0	—	26.1
Receivables, net	—	2.6	104.7	28.6	—	135.9
Profit-sharing receivables from insurance carriers	—	—	18.8	—	—	18.8
Prepaid commissions	—	—	33.1	0.8	—	33.9
Other current assets	—	11.8	42.5	16.3	—	70.6
Total current assets	1.5	23.5	232.0	66.0	—	323.0
Property and equipment, net	—	4.9	93.7	6.9	—	105.5
Contract rights and list fees, net	—	—	16.4	—	—	16.4
Goodwill	—	—	184.9	33.3	—	218.2
Other intangibles, net	—	—	36.4	5.1	—	41.5
Investment in subsidiaries	—	2,396.6	67.1	—	(2,463.7)	—
Intercompany loan receivable	—	169.1	—	—	(169.1)	—
Intercompany receivables	16.2	—	2,358.3	13.0	(2,387.5)	—
Other non-current assets	—	—	32.3	2.0	—	34.3
Total assets	$17.7	$2,594.1	$3,021.1	$126.3	$(5,020.3)	$738.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	4.7	83.2	189.6	50.1	—	327.6
Deferred revenue	—	0.1	48.8	5.9	—	54.8
Income taxes payable	—	0.5	0.7	1.5	—	2.7
Total current liabilities	4.7	91.6	239.1	57.5	—	392.9
Long-term debt , net	15.0	1,687.7	153.1	—	—	1,855.8
Deferred income taxes	—	2.1	24.2	0.6	—	26.9
Deferred revenue	—	0.3	4.0	0.5	—	4.8
Intercompany loans payable	28.9	—	99.7	40.5	(169.1)	—
Intercompany payables	—	2,387.5	—	—	(2,387.5)	—
Other long-term liabilities	—	8.3	21.4	1.7	—	31.4
Negative carrying amount of subsidiaries, net	1,542.8	—	—	—	(1,542.8)	—
Total liabilities	1,591.4	4,177.5	541.5	100.8	(4,099.4)	2,311.8
Total Affinion Group Holdings, Inc. (deficit) equity	(1,573.7)	(1,583.4)	2,479.6	24.7	(920.9)	(1,573.7)
Non-controlling interest in subsidiary	—	—	—	0.8	—	0.8
Total (deficit) equity	(1,573.7)	(1,583.4)	2,479.6	25.5	(920.9)	(1,572.9)
Total liabilities and (deficit) equity	$17.7	$2,594.1	$3,021.1	$126.3	$(5,020.3)	$738.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$837.3	$115.8	$—	$953.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	257.4	50.6	—	308.2
Operating costs	—	42.5	259.8	59.8	—	362.1
General and administrative	0.2	44.7	39.0	9.9	—	93.8
Facility exit costs	—	—	1.4	—	—	1.4
Depreciation and amortization	—	0.6	42.0	4.2	—	46.8
Total expenses	0.2	88.0	599.6	124.5	—	812.3
Income (loss) from operations	(0.2)	(88.0)	237.7	(8.7)	—	140.8
Interest income	—	—	0.1	0.2	—	0.3
Interest income – intercompany	—	0.2	0.1	0.4	(0.7)	—
Interest expense	(1.1)	(182.6)	(2.0)	(0.8)	—	(186.5)
Interest expense – intercompany	(0.7)	—	—	—	0.7	—
Gain (loss) on extinguishment of debt	—	(6.9)	10.4	—	—	3.5
Other income, net	—	—	(0.4)	—	—	(0.4)
Income (loss) before income taxes and non-controlling interest	(2.0)	(277.3)	245.9	(8.9)	—	(42.3)
Income tax expense	—	1.9	18.8	(2.8)	—	17.9
	(2.0)	(275.4)	264.7	(11.7)	—	(24.4)
Equity in income (loss) of subsidiaries	(23.2)	252.2	(12.5)	—	(216.5)	—
Net income (loss)	(25.2)	(23.2)	252.2	(11.7)	(216.5)	(24.4)
Less: net income attributable to non-controlling interest	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$(23.2)	$252.2	$(12.5)	$(216.5)	$(25.2)

Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Currency translation adjustment, net of tax	6.2	6.3	(1.8)	10.0	(14.4)	6.3
Comprehensive income (loss)	(19.0)	(16.9)	250.4	(1.7)	(230.9)	(18.1)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(19.0)	$(16.9)	$250.4	$(2.6)	$(230.9)	$(19.0)

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$847.8	$121.6	$—	$969.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	284.1	51.4	—	335.7
Operating costs	—	43.9	215.4	67.9	—	327.2
General and administrative	0.2	64.8	44.0	7.0	—	116.0
Facility exit costs	—	—	0.8	—	—	0.8
Depreciation and amortization	—	0.4	49.5	6.8	—	56.7
Total expenses	0.2	109.3	593.8	133.1	—	836.4
Income (loss) from operations	(0.2)	(109.3)	254.0	(11.5)	—	133.0
Interest income	—	—	0.4	0.1	—	0.5
Interest income – intercompany	—	—	1.8	0.5	(2.3)	—
Interest expense	(2.1)	(104.7)	(2.1)	(1.0)	—	(109.9)
Interest expense – intercompany	(0.7)	(1.6)	—	—	2.3	—
Other income, net	—	—	0.1	—	—	0.1
Income (loss) before income taxes and non-controlling interest	(3.0)	(215.6)	254.2	(11.9)	—	23.7
Income tax expense	—	(0.3)	(4.0)	(3.1)	—	(7.4)
	(3.0)	(215.9)	250.2	(15.0)	—	16.3
Equity in income (loss) of subsidiaries	18.7	234.6	(15.6)	—	(237.7)	—
Net income (loss)	15.7	18.7	234.6	(15.0)	(237.7)	16.3
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$18.7	$234.6	$(15.6)	$(237.7)	$15.7

Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Currency translation adjustment, net of tax	(9.5)	(9.5)	2.9	(1.4)	8.1	(9.4)
Comprehensive income (loss)	6.2	9.2	237.5	(16.4)	(229.6)	6.9
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$6.2	$9.2	$237.5	$(17.1)	$(229.6)	$6.2

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2015

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$1,036.2	$133.6	$—	$1,169.8
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	374.3	74.4	—	448.7
Operating costs	—	—	309.9	75.3	—	385.2
General and administrative	0.1	21.7	81.2	12.6	—	115.6
Impairment of goodwill and other long-lived assets	—	—	93.2	—	—	93.2
Facility exit costs	—	—	1.8	—	—	1.8
Depreciation and amortization	—	0.6	78.4	10.8	—	89.8
Total expenses	0.1	22.3	938.8	173.1	—	1,134.3
Income (loss) from operations	(0.1)	(22.3)	97.4	(39.5)	—	35.5
Interest income	—	—	1.7	0.1	—	1.8
Interest income – intercompany	—	—	30.8	—	(30.8)	—
Interest expense	(37.0)	(133.7)	(43.8)	(1.1)	—	(215.6)
Interest expense – intercompany	(0.7)	(30.0)	—	(0.1)	30.8	—
Gain on debt extinguishment	203.1	115.8	—	—	—	318.9
Other income, net	—	—	1.2	—	—	1.2
Income (loss) before income taxes and non-controlling interest	165.3	(70.2)	87.3	(40.6)	—	141.8
Income tax expense	—	(1.5)	(3.5)	(0.9)	—	(5.9)
	165.3	(71.7)	83.8	(41.5)	—	135.9
Equity in income (loss) of subsidiaries	(30.0)	41.7	(42.1)	—	30.4	—
Net income (loss)	135.3	(30.0)	41.7	(41.5)	30.4	135.9
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(30.0)	$41.7	$(42.1)	$30.4	$135.3

Net income (loss)	$135.3	$(30.0)	$41.7	$(41.5)	$30.4	$135.9
Currency translation adjustment, net of tax	(7.8)	(7.8)	(2.5)	(6.5)	16.8	(7.8)
Comprehensive income (loss)	127.5	(37.8)	39.2	(48.0)	47.2	128.1
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$127.5	$(37.8)	$39.2	$(48.2)	$47.2	$127.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.6	42.0	4.2	—	46.8
Amortization of debt discount, financing costs and carrying value adjustment	—	3.1	(3.2)	—	—	(0.1)
(Gain) loss on extinguishment of debt	—	6.9	(10.4)	—	—	(3.5)
Payment in kind interest	—	41.7	—	—	—	41.7
Provision for (recovery of) accounts receivable loss provided for	—	—	1.5	3.3	—	4.8
Facility exit costs	—	—	1.4	—	—	1.4
Share-based compensation	—	2.5	—	—	—	2.5
Equity in (income) loss of subsidiaries	23.2	(252.2)	12.5	—	216.5	—
Deferred income taxes	—	(2.1)	(20.0)	0.1	—	(22.0)
Net change in assets and liabilities:
Restricted cash	—	(0.9)	1.8	0.5	—	1.4
Receivables	—	(0.4)	(15.2)	(5.3)	—	(20.9)
Profit-sharing receivables from insurance carriers	—	—	(4.5)	—	—	(4.5)
Prepaid commissions	—	—	(0.6)	(5.2)	—	(5.8)
Other current assets	—	(12.5)	11.1	6.7	—	5.3
Contract rights and list fees	—	—	(2.5)	—	—	(2.5)
Other non-current assets	—	(0.4)	6.1	0.7	—	6.4
Accounts payable and accrued expenses	—	(6.0)	2.0	(6.8)	—	(10.8)
Deferred revenue	—	(0.1)	(5.2)	(0.1)	—	(5.4)
Income taxes receivable and payable	—	—	(0.2)	—	—	(0.2)
Other long-term liabilities	—	0.7	(1.4)	0.9	—	0.2
Other, net	—	(2.7)	1.0	(1.7)	—	(3.4)
Net cash provided by (used in) operating activities	(2.0)	(245.0)	268.4	(14.4)	—	7.0
Investing Activities
Capital expenditures	—	(0.4)	(36.8)	(0.9)	—	(38.1)
Restricted cash	—	—	0.2	0.4	—	0.6
Acquisition-related payments	—	—	—	(0.4)	—	(0.4)
Intercompany receivables and payables	—	(1.2)	(332.4)	—	333.6	—
Net cash used in investing activities	—	(1.6)	(369.0)	(0.9)	333.6	(37.9)
Financing Activities
Borrowing (repayments) under line of credit, net	—	55.0	—	—	—	55.0
Proceeds from issuance of debt	—	1,539.6	—	—	—	1,539.6
Financing costs	—	(29.3)	—	—	—	(29.3)
Principal payments on borrowings	(11.6)	(1,394.4)	(128.7)	—	—	(1,534.7)
Intercompany receivables and payables	11.6	222.5	1.2	98.3	(333.6)	—
Intercompany loans	—	(151.8)	234.8	(83.0)	—	—
Proceeds from issuance of warrants	0.5	—	—	—	—	0.5
Dividend paid to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Intercompany dividends	—	0.3	0.7	(1.0)	—	—
Capital contribution to subsidiary	—	—	(5.9)	5.9	—	—
Net cash provided by financing activities	0.5	241.9	102.1	19.5	(333.6)	30.4
Effect of changes in exchange rates on cash and cash equivalents	—	—	1.1	1.5	—	2.6
Net increase (decrease) in cash and cash equivalents	(1.5)	(4.7)	2.6	5.7	—	2.1
Cash and cash equivalents, beginning of year	1.5	9.1	12.8	14.3	—	37.7
Cash and Cash Equivalents, End of Year	$—	$4.4	$15.4	$20.0	$—	$39.8

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.4	49.5	6.8	—	56.7
Amortization of debt discount, financing costs and carrying value adjustments	—	(23.0)	(8.4)	—	—	(31.4)
(Recovery of ) provision for loss on accounts receivable	—	—	0.2	—	—	0.2
Facility exit costs	—	—	0.8	—	—	0.8
Share-based compensation	—	3.7	—	—	—	3.7
Equity in (income) loss of subsidiaries	(18.7)	(234.6)	15.6	—	237.7	—
Deferred income taxes	—	0.4	2.7	(0.7)	—	2.4
Net change in assets and liabilities:
Restricted cash	—	—	(0.1)	—	—	(0.1)
Receivables	—	(0.7)	(25.9)	1.0	—	(25.6)
Profit-sharing receivables from insurance carriers	—	—	1.0	—	—	1.0
Prepaid commissions	—	—	3.6	0.1	—	3.7
Other current assets	—	8.5	4.7	(0.7)	—	12.5
Contract rights and list fees	—	—	0.1	—	—	0.1
Other non-current assets	—	0.2	(2.1)	1.2	—	(0.7)
Accounts payable and accrued expenses	2.5	(4.6)	4.3	(6.6)	—	(4.4)
Deferred revenue	—	(0.1)	(13.2)	(1.1)	—	(14.4)
Income taxes receivable and payable	—	(0.6)	0.1	0.2	—	(0.3)
Other long-term liabilities	—	4.9	(0.9)	(1.0)	—	3.0
Other, net	—	3.2	0.5	(1.6)	—	2.1
Net cash provided by (used in) operating activities	(0.5)	(223.6)	267.1	(17.4)	—	25.6
Investing Activities
Capital expenditures	—	(1.5)	(29.9)	(2.9)	—	(34.3)
Restricted cash	—	—	1.5	0.3	—	1.8
Intercompany receivables and payables	(2.2)	—	(245.9)	—	248.1	—
Net cash used in investing activities	(2.2)	(1.5)	(274.3)	(2.6)	248.1	(32.5)
Financing Activities
Principal payments on borrowings	—	(7.7)	(0.1)	—	—	(7.8)
Intercompany receivables and payables	—	245.8	—	2.3	(248.1)	—
Intercompany loans	—	(34.6)	27.5	7.1	—	(0.0)
Capital contribution to subsidiary	—	(0.3)	(13.9)	14.2	—	(0.0)
Intercompany dividend	—	—	0.5	(0.5)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Net cash provided by financing activities	—	203.2	14.0	22.6	(248.1)	(8.3)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.4)	(1.1)	—	(2.5)
Net increase (decrease) in cash and cash equivalents	(2.7)	(21.9)	5.4	1.5	(17.7)	(17.7)
Cash and cash equivalents, beginning of year	4.2	31.0	7.4	12.8	—	55.4
Cash and Cash Equivalents, End of Year	$1.5	$9.1	$12.8	$14.3	$—	$37.7

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$135.3	$(30.0)	$41.7	$(41.5)	$30.4	$135.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.6	78.4	10.8	—	89.8
Amortization of debt discount, financing costs and carrying value adjustment	3.4	3.0	1.6	(1.2)	—	6.8
Impairment of goodwill and other long-lived assets	—	—	93.2	—	—	93.2
Gain on extinguishment of debt	(203.1)	(115.8)	—	—	—	(318.9)
Recovery of loss on accounts receivable	—	—	(4.4)	0.1	—	(4.3)
Facility exit costs	—	—	1.8	—	—	1.8
Share-based compensation	—	3.0	—	—	—	3.0
Equity in (income) loss of subsidiaries	30.0	(41.7)	42.1	—	(30.4)	—
Deferred income taxes	—	0.4	1.7	(0.9)	—	1.2
Net change in assets and liabilities:
Restricted cash	—	1.6	(1.3)	5.7	—	6.0
Receivables	—	(0.4)	2.7	2.5	—	4.8
Receivables from related parties	—	(17.8)	23.9	—	—	6.1
Profit-sharing receivables from insurance carriers	—	—	8.9	—	—	8.9
Prepaid commissions	—	—	10.4	(1.1)	—	9.3
Other current assets	—	(8.7)	13.8	5.2	—	10.3
Contract rights and list fees	—	—	(0.2)	—	—	(0.2)
Other non-current assets	—	0.1	(10.2)	3.7	—	(6.4)
Accounts payable and accrued expenses	29.3	8.5	(40.7)	(12.3)	—	(15.2)
Payables to related parties	1.4	(1.4)	(0.2)	—	—	(0.2)
Deferred revenue	—	0.4	(21.4)	1.2	—	(19.8)
Income taxes receivable and payable	—	0.3	0.4	(0.5)	—	0.2
Other long-term liabilities	—	0.2	(5.5)	0.3	—	(5.0)
Other, net	—	2.0	2.8	(1.7)	—	3.1
Net cash provided by (used in) operating activities	(3.7)	(195.7)	239.5	(29.7)	—	10.4
Investing Activities
Capital expenditures	—	1.2	(28.2)	(4.4)	—	(31.4)
Acquisition-related payments, net of cash acquired	—	—	(1.7)	—	—	(1.7)
Proceeds from sale of an investment	—	—	1.5	—	—	1.5
Restricted cash	—	—	0.6	(1.2)	—	(0.6)
Intercompany receivables and payables	—	—	(299.9)	0.6	299.3	—
Net cash provided by (used in) investing activities	—	1.2	(327.7)	(5.0)	299.3	(32.2)
Financing Activities
Repayments under revolving credit facility, net	—	(5.0)	—	—	—	(5.0)
Proceeds from issuance of debt	—	—	110.0	—	—	110.0
Financing costs	—	(14.7)	—	—	—	(14.7)
Principal payments on borrowings	(32.3)	(10.3)	(0.3)	—	—	(42.9)
Intercompany receivables and payables	35.9	197.4	—	66.0	(299.3)	—
Intercompany loans	—	50.3	(21.4)	(28.9)	—	—
Intercompany dividend	—	—	0.7	(0.7)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net cash provided by financing activities	3.6	217.7	89.0	35.8	(299.3)	46.8
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.8)	(1.1)	—	(1.9)
Net increase (decrease) in cash and cash equivalents	(0.1)	23.2	—	—	—	23.1
Cash and cash equivalents, beginning of year	4.3	7.8	7.4	12.8	—	32.3
Cash and Cash Equivalents, End of Year	$4.2	$31.0	$7.4	$12.8	$—	$55.4

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

20. SUBSEQUENT EVENT

On February 8, 2018, the Company acquired one of its top technology partners, Tavisca Solutions (“Tavisca”), a leading provider of innovative technology to the travel industry. Tavisca is headquartered in Pune, India, with a U.S. office in Plano, Texas.  The purchase price was approximately $8.5 million, of which approximately $2.0 million was deferred, with certain additional payments to be made by the Company of up to approximately $13.0 million.