Form 10-K/A
period 2017-12-31
Affinion Group Holdings, Inc.
filed 2018-03-16
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Affinion Group Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed solely to revise the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (the “Report”) related to the consolidated statements of comprehensive income (loss) and the related consolidated statements of changes in deficit and cash flows of the Company and its subsidiaries for the year ended December 31, 2015 contained in Part II, Item 8 of the Original Filing, and to update the Exhibit Index contained in Part IV, Item 15 of the Original Filing to reflect exhibits previously filed. The revision to the Report adds a parenthetical relating to the dating of the Report with respect to certain footnotes in the financial statements to which it relates, which parenthetical was inadvertently omitted during the processing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II

Item 8.	Financial Statements and Supplementary Data

AFFINION GROUP HOLDINGS, INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Affinion Group Holdings, Inc., filed in the State of Delaware on November 9, 2015 (incorporated by reference to Exhibit 3.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

3.2	Fourth Amended and Restated By-laws of Affinion Group Holdings, Inc., adopted on November 9, 2015 (incorporated by reference to Exhibit 3.2 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.1	Form of Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto thereto (incorporated by reference to Exhibit No. 4.20 to Affinion Group Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, File No. 000-55577).

4.2	Amendment No. 1, dated as of October 4, 2016, to the Shareholders Agreement, dated as of November 9, 2015, by and among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 4, 2016, File No. 000-55577).

4.3	Amendment No. 2, dated as of March 31, 2017, to the Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017, File No. 000-55577).

4.4	Amended and Restated Registration Rights Agreement, dated March 31, 2017, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.2 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017, File No. 000-55577).

4.5	Limited Warrant, dated as of November 9, 2015, issued by Affinion Group Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

4.6	Indenture, dated as of May 10, 2017, among Affinion Group, Inc., the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 000-55577).

10.1	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

Exhibit No.	Description

10.2	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.3	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.4	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.5	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.6	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.7	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.9	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Affinion Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.10	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.11	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.12	Employment Agreement, dated as of December 16, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Gregory S. Miller (incorporated by reference to Exhibit No. 10.32 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

10.13	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 333-133895).

10.14	Offer Letter, dated as of January 16, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert A. Lyons (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.15	Amendment to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.16	Form of Performance Incentive Award Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, File No. 333-133895).

10.17	Amendment to Employment Agreement, dated as of February 2, 2015, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.43 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

Exhibit No.	Description

10.18	Amendment to the Affinion Group Holdings, Inc. 2007 Stock Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.44 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.19	Amendment to the Webloyalty Holdings, Inc. 2005 Equity Award Plan, dated April 1, 2014 (incorporated by reference to Exhibit 10.45 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.20	Employment Agreement, dated as of April 13, 2007, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.46 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.21	Secondment Agreement, dated as of May 9, 2014, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.47 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.22	Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Lyons (incorporated by reference to Exhibit 10.48 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.23†	Agreement and General Release, dated December 15, 2017, between Affinion Group Holdings, Inc. and Robert Lyons.

10.24	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan Retention Award Agreement (incorporated by reference to Exhibit 10.49 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 333-133895).

10.25	Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (incorporated by reference to Exhibit 10.4 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.26	Nominating Agreement, dated as of November 9, 2015, between Affinion Group Holdings, Inc. and Ares Management LLC, on behalf of certain affiliated funds and managed accounts (incorporated by reference to Exhibit 10.5 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-173105).

10.27	Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 9, 2015 (incorporated by reference to Exhibit 4.3 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 27, 2016, File No. 333-214272).

10.28	Amendment to Employment Agreement, dated as of March 9, 2016, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.51 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.29	Form of Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.52 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.30	Affinion Group Holdings, Inc. 2016 Long Term Incentive Plan Amended and Restated Award Agreement, dated as of June 1, 2017, between Affinion Group Holdings, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.2 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

10.31	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.53 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.32	Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.42 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 333-133895).

10.33	Amended and Restated Employment Agreement, dated as of June 1, 2017, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

Exhibit No.	Description

10.34	Investor Purchase Agreement, dated as of March 31, 2017, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Affinion Investments, LLC, affiliates of Elliott Management Corporation, Franklin Mutual Quest Fund, affiliates of Empyrean Capital Partners, LP, and Metro SPV LLC (incorporated by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2017, File No. 333-133895).

10.35	Credit Agreement, dated as of May 10, 2017, among Affinion Group Holdings, Inc., Affinion Group, Inc., as Borrower, the lenders party thereto, HPS Investment Partners, LLC, as Administrative Agent and Collateral Agent and HPS Investment Partners, LLC, as Lead Arranger, Syndication Agent, Documentation Agent and Bookrunner (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 000-55577).

10.36	First Amendment to Credit Agreement, dated as of November 30, 2017, among Affinion Group, Inc., as Borrower, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders and for purposes of Section 3 thereof each other Loan Party party thereto (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2017, File No. 000-55577).

10.37	Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and affiliates of Elliott Management Corporation (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.38	Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.39	Warrant Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.4 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.40†	Form of Restricted Stock Unit Award Agreement for Directors.

10.41†	Restricted Stock Unit Agreement, dated as of December 18, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC.

10.42†	Employment Agreement, dated as of July 15, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and James C. Daly, Jr.

10.43	Form of Indemnity (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, File No. 000-55577).

12.1†	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of Affinion Group Holdings, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP.

23.2†	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

Exhibit No.	Description

101.INS XBRL†	Instance Document.

101.SCH XBRL†	Taxonomy Extension Schema.

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL†	Taxonomy Extension Definition Linkbase.

101.LAB XBRL†	Taxonomy Extension Label Linkbase.

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Filed as an exhibit to the 2017 Affinion Group Holdings, Inc. Report on Form 10-K filed on March 1, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: March 16, 2018	By:	/s/ Gregory S. Miller
Gregory S. Miller Chief Financial Officer

S-1

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affinion Group Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income (loss), changes in deficit and cash flows for each of the two years in the period ended December 31, 2017 including the related notes (collectively referred to as the (“consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Stamford, CT March 10, 2016

(March 31, 2017 as to Notes 2 and 9 related to the adoption of ASU 2015-03 and Notes 1, 4, and 18 related to the adjusted segment results, and March 1, 2018 as to Note 19 related to the supplemental guarantor financial information)

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39.8	$37.7
Restricted cash	24.8	26.1
Receivables (net of allowances for doubtful accounts of $7.5 and $3.0, respectively)	155.6	135.9
Profit-sharing receivables from insurance carriers	23.4	18.8
Prepaid commissions	40.9	33.9
Other current assets	67.6	70.6

Total current assets	352.1	323.0
Property and equipment, net	108.4	105.5
Contract rights and list fees, net	18.8	16.4
Goodwill	224.7	218.2
Other intangibles, net	34.0	41.5
Other non-current assets	28.9	34.3

Total assets	$766.9	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.9	$7.8
Accounts payable and accrued expenses	325.5	327.6
Deferred revenue	51.5	54.8
Income taxes payable	3.2	2.7

Total current liabilities	394.1	392.9
Long-term debt, net	1,887.3	1,855.8
Deferred income taxes	5.5	26.9
Deferred revenue	4.1	4.8
Other long-term liabilities	33.5	31.4

Total liabilities	2,324.5	2,311.8

Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares and 9,093,330 issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 and 429,039 shares issued and 433,813 and 427,955 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 and 451,623 shares issued and 456,643 and 450,482 shares outstanding	—	—
Additional paid in capital	412.5	409.5
Warrants	31.1	—
Accumulated deficit	(1,991.7)	(1,966.5)
Accumulated other comprehensive income	(9.5)	(15.7)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)

Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,573.7)
Non-controlling interest in subsidiary	1.0	0.8

Total deficit	(1,557.6)	(1,572.9)

Total liabilities and deficit	$766.9	$738.9

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

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Balance at January 1, 2016	Currency Translation	Balance at December 31, 2016	Currency Translation	Balance at December 31, 2017
	(in millions)
Global Loyalty	$105.1	$(0.3)	$104.8	$1.1	$105.9
Global Customer Engagement	62.4	(7.3)	55.1	5.4	60.5
Insurance Solutions	58.3	—	58.3	—	58.3
Legacy Membership and Package	—	—	—	—	—

Total	$225.8	$(7.6)	$218.2	$6.5	$224.7

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	68.5	(49.7)	18.8	61.6	(45.2)	16.4

	$73.5	$(54.7)	$18.8	$66.6	$(50.2)	$16.4

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2017	2016
	(in millions)
Accounts payable	$106.6	$112.1
Accrued commissions	10.8	11.0
Accrued payroll and related costs	31.0	35.6
Accrued product costs	18.3	21.7
Accrued marketing costs	11.7	16.7
Accrued interest	30.3	15.8
Accrued taxes, other than income taxes	8.9	9.3
Accrued legal and professional fees and loss contingency accruals	13.2	14.5
Gift card deposits	32.7	37.2
Accrued revenue sharing payable	23.4	13.2
Other	38.6	40.5

Total	$325.5	$327.6

8. LONG-TERM DEBT, NET

Long-term debt consisted of:

	December 31, 2017	December 31, 2016
	(in millions)
First-lien term loan due 2018	$—	$753.7
Second-lien term loan due 2018	—	425.0
Term loan due 2022, net of unamortized discount of $29.2 million, with an effective interest rate of 10.01%	1,300.8	—
Revolving credit facility, expiring in 2018	—	—
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.4 million	52.6	—
7.875% senior notes due 2018, net of unamortized discount of $0.4 million and $0.6 million, respectively, with an effective interest rate of 8.31%	—	474.6
7.5% cash/PIK senior notes due 2018, with an effective interest rate of 7.39%	—	116.2
13.50% senior subordinated notes due 2018, with an effective interest rate of 14.31%	—	22.6
13.75%/ 14.50% senior PIK toggle notes, due 2018, with an effective interest rate of 17.69%	—	15.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $22.9 million, with an effective interest rate of 16.20%	572.4	—
Capital lease obligations	1.1	—
Adjustment to carrying value of debt	—	65.7

Total debt	1,926.9	1,872.8
Less: current portion of long-term debt	(13.9)	(7.8)
Less: unamortized deferred financing costs	(25.7)	(9.2)

Long-term debt	$1,887.3	$1,855.8

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for each annual period during the three years ended December 31, 2017 is presented below (number of options in thousands):

	2005 Plan Grants to Employees -Tranche A	2005 Plan Grants to Employees -Tranche B	2005 Plan Grants to Employees -Tranche C	Grants to Board of Directors	2007 Plan Grants to Employees
Outstanding options at January 1, 2015	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(209)	(106)	(106)	—	(435)
Cancelled	—	—	—	(107)	(3,568)
Reclassification adjustment	(893)	(445)	(445)	(274)	—

Outstanding options at December 31, 2015	7	3	3	2	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	(1)	—

Outstanding options at December 31, 2016	2	1	1	1	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—

Outstanding options at December 31, 2017	2	1	1	1	—

Vested or expected to vest at December 31, 2017	2	1	1	1	—

Exercisable options at December 31, 2017	2	1	1	1	—

Weighted average remaining contractual term (in years)	6.3	6.3	6.3	6.3	—

Weighted average grant date fair value per option granted in 2017	$—	$—	$—	$—	$—

Weighted average exercise price of exercisable options at December 31, 2017	$147.12	$147.12	$147.12	$147.12	$—

Weighted average exercise price of outstanding options at December 31, 2017	$147.12	$147.12	$147.12	$147.12	$—

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

	2018	2019	2020	2021	2022	2023 and Thereafter	Total	Fair Value At December 31, 2017
	(in millions)
Fixed rate debt	$0.5	$0.3	$0.3	$—	$595.3	$—	$596.4	$530.6
Average interest rate	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$13.4	$28.5	$58.6	$67.0	$1,217.5	$—	$1,385.0	$1,421.9
Average interest rate (a)	9.17%	9.17%	9.17%	9.17%	9.17%

(a)	Average interest rate is based on rates in effect at December 31, 2017.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$15.4	$20.0	$—	$39.8
Restricted cash	—	0.8	18.4	5.6	—	24.8
Receivables, net	—	3.0	118.8	33.8	—	155.6
Profit-sharing receivables from insurance carriers	—	—	23.4	—	—	23.4
Prepaid commissions	—	—	34.5	6.4	—	40.9
Other current assets	—	23.9	32.6	11.1	—	67.6

Total current assets	—	32.1	243.1	76.9	—	352.1
Property and equipment, net	—	4.6	98.0	5.8	—	108.4
Contract rights and list fees, net	—	—	18.8	—	—	18.8
Goodwill	—	—	187.7	37.0	—	224.7
Other intangibles, net	—	—	29.8	4.2	—	34.0
Investment in subsidiaries	—	2,648.7	54.5	—	(2,703.2)	—
Intercompany loan receivable	—	355.5	—	5.0	(360.5)	—
Intercompany receivables	33.7	—	2,663.5	—	(2,697.2)	—
Other non-current assets	—	0.5	27.1	1.3	—	28.9

Total assets	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.5	$—	$—	$13.9
Accounts payable and accrued expenses	3.7	80.3	193.0	48.5	—	325.5
Deferred revenue	—	—	45.4	6.1	—	51.5
Income taxes payable	—	0.4	0.9	1.9	—	3.2

Total current liabilities	3.7	94.1	239.8	56.5	—	394.1
Long-term debt , net	—	1,886.7	0.6	—	—	1,887.3
Deferred income taxes	—	0.1	4.9	0.5	—	5.5
Deferred revenue	—	0.2	3.6	0.3	—	4.1
Intercompany loans payable	28.9	—	331.6	—	(360.5)	—
Intercompany payables	—	2,649.3	—	47.9	(2,697.2)	—
Other long-term liabilities	—	9.1	21.5	2.9	—	33.5
Negative carrying amount of subsidiaries, net	1,559.7	—	—	—	(1,559.7)	—

Total liabilities	1,592.3	4,639.5	602.0	108.1	(4,617.4)	2,324.5
Total Affinion Group Holdings, Inc. (deficit) equity	(1,558.6)	(1,598.1)	2,720.5	21.1	(1,143.5)	(1,558.6)
Non-controlling interest in subsidiary	—	—	—	1.0	—	1.0

Total (deficit) equity	(1,558.6)	(1,598.1)	2,720.5	22.1	(1,143.5)	(1,557.6)

Total liabilities and (deficit) equity	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$9.1	$12.8	$14.3	$—	$37.7
Restricted cash	—	—	20.1	6.0	—	26.1
Receivables, net	—	2.6	104.7	28.6	—	135.9
Profit-sharing receivables from insurance carriers	—	—	18.8	—	—	18.8
Prepaid commissions	—	—	33.1	0.8	—	33.9
Other current assets	—	11.8	42.5	16.3	—	70.6

Total current assets	1.5	23.5	232.0	66.0	—	323.0
Property and equipment, net	—	4.9	93.7	6.9	—	105.5
Contract rights and list fees, net	—	—	16.4	—	—	16.4
Goodwill	—	—	184.9	33.3	—	218.2
Other intangibles, net	—	—	36.4	5.1	—	41.5
Investment in subsidiaries	—	2,396.6	67.1	—	(2,463.7)	—
Intercompany loan receivable	—	169.1	—	—	(169.1)	—
Intercompany receivables	16.2	—	2,358.3	13.0	(2,387.5)	—
Other non-current assets	—	—	32.3	2.0	—	34.3

Total assets	$17.7	$2,594.1	$3,021.1	$126.3	$(5,020.3)	$738.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	4.7	83.2	189.6	50.1	—	327.6
Deferred revenue	—	0.1	48.8	5.9	—	54.8
Income taxes payable	—	0.5	0.7	1.5	—	2.7

Total current liabilities	4.7	91.6	239.1	57.5	—	392.9
Long-term debt , net	15.0	1,687.7	153.1	—	—	1,855.8
Deferred income taxes	—	2.1	24.2	0.6	—	26.9
Deferred revenue	—	0.3	4.0	0.5	—	4.8
Intercompany loans payable	28.9	—	99.7	40.5	(169.1)	—
Intercompany payables	—	2,387.5	—	—	(2,387.5)	—
Other long-term liabilities	—	8.3	21.4	1.7	—	31.4
Negative carrying amount of subsidiaries, net	1,542.8	—	—	—	(1,542.8)	—

Total liabilities	1,591.4	4,177.5	541.5	100.8	(4,099.4)	2,311.8
Total Affinion Group Holdings, Inc. (deficit) equity	(1,573.7)	(1,583.4)	2,479.6	24.7	(920.9)	(1,573.7)
Non-controlling interest in subsidiary	—	—	—	0.8	—	0.8

Total (deficit) equity	(1,573.7)	(1,583.4)	2,479.6	25.5	(920.9)	(1,572.9)

Total liabilities and (deficit) equity	$17.7	$2,594.1	$3,021.1	$126.3	$(5,020.3)	$738.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$837.3	$115.8	$—	$953.1

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	257.4	50.6	—	308.2
Operating costs	—	42.5	259.8	59.8	—	362.1
General and administrative	0.2	44.7	39.0	9.9	—	93.8
Facility exit costs	—	—	1.4	—	—	1.4
Depreciation and amortization	—	0.6	42.0	4.2	—	46.8

Total expenses	0.2	88.0	599.6	124.5	—	812.3

Income (loss) from operations	(0.2)	(88.0)	237.7	(8.7)	—	140.8
Interest income	—	—	0.1	0.2	—	0.3
Interest income – intercompany	—	0.2	0.1	0.4	(0.7)	—
Interest expense	(1.1)	(182.6)	(2.0)	(0.8)	—	(186.5)
Interest expense – intercompany	(0.7)	—	—	—	0.7	—
Gain (loss) on extinguishment of debt	—	(6.9)	10.4	—	—	3.5
Other income, net	—	—	(0.4)	—	—	(0.4)

Income (loss) before income taxes and non-controlling interest	(2.0)	(277.3)	245.9	(8.9)	—	(42.3)
Income tax expense	—	1.9	18.8	(2.8)	—	17.9

	(2.0)	(275.4)	264.7	(11.7)	—	(24.4)
Equity in income (loss) of subsidiaries	(23.2)	252.2	(12.5)	—	(216.5)	—

Net income (loss)	(25.2)	(23.2)	252.2	(11.7)	(216.5)	(24.4)
Less: net income attributable to non-controlling interest	—	—	—	(0.8)	—	(0.8)

Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$(23.2)	$252.2	$(12.5)	$(216.5)	$(25.2)

Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Currency translation adjustment, net of tax	6.2	6.3	(1.8)	10.0	(14.4)	6.3

Comprehensive income (loss)	(19.0)	(16.9)	250.4	(1.7)	(230.9)	(18.1)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.9)	—	(0.9)

Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(19.0)	$(16.9)	$250.4	$(2.6)	$(230.9)	$(19.0)

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$847.8	$121.6	$—	$969.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	284.1	51.4	—	335.7
Operating costs	—	43.9	215.4	67.9	—	327.2
General and administrative	0.2	64.8	44.0	7.0	—	116.0
Facility exit costs	—	—	0.8	—	—	0.8
Depreciation and amortization	—	0.4	49.5	6.8	—	56.7

Total expenses	0.2	109.3	593.8	133.1	—	836.4

Income (loss) from operations	(0.2)	(109.3)	254.0	(11.5)	—	133.0
Interest income	—	—	0.4	0.1	—	0.5
Interest income – intercompany	—	—	1.8	0.5	(2.3)	—
Interest expense	(2.1)	(104.7)	(2.1)	(1.0)	—	(109.9)
Interest expense – intercompany	(0.7)	(1.6)	—	—	2.3	—
Other income, net	—	—	0.1	—	—	0.1

Income (loss) before income taxes and non-controlling interest	(3.0)	(215.6)	254.2	(11.9)	—	23.7
Income tax expense	—	(0.3)	(4.0)	(3.1)	—	(7.4)

	(3.0)	(215.9)	250.2	(15.0)	—	16.3
Equity in income (loss) of subsidiaries	18.7	234.6	(15.6)	—	(237.7)	—

Net income (loss)	15.7	18.7	234.6	(15.0)	(237.7)	16.3
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)

Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$18.7	$234.6	$(15.6)	$(237.7)	$15.7

Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Currency translation adjustment, net of tax	(9.5)	(9.5)	2.9	(1.4)	8.1	(9.4)

Comprehensive income (loss)	6.2	9.2	237.5	(16.4)	(229.6)	6.9
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)

Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$6.2	$9.2	$237.5	$(17.1)	$(229.6)	$6.2

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2015

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$1,036.2	$133.6	$—	$1,169.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	374.3	74.4	—	448.7
Operating costs	—	—	309.9	75.3	—	385.2
General and administrative	0.1	21.7	81.2	12.6	—	115.6
Impairment of goodwill and other long-lived assets	—	—	93.2	—	—	93.2
Facility exit costs	—	—	1.8	—	—	1.8
Depreciation and amortization	—	0.6	78.4	10.8	—	89.8

Total expenses	0.1	22.3	938.8	173.1	—	1,134.3

Income (loss) from operations	(0.1)	(22.3)	97.4	(39.5)	—	35.5
Interest income	—	—	1.7	0.1	—	1.8
Interest income – intercompany	—	—	30.8	—	(30.8)	—
Interest expense	(37.0)	(133.7)	(43.8)	(1.1)	—	(215.6)
Interest expense – intercompany	(0.7)	(30.0)	—	(0.1)	30.8	—
Gain on debt extinguishment	203.1	115.8	—	—	—	318.9
Other income, net	—	—	1.2	—	—	1.2

Income (loss) before income taxes and non-controlling interest	165.3	(70.2)	87.3	(40.6)	—	141.8
Income tax expense	—	(1.5)	(3.5)	(0.9)	—	(5.9)

	165.3	(71.7)	83.8	(41.5)	—	135.9
Equity in income (loss) of subsidiaries	(30.0)	41.7	(42.1)	—	30.4	—

Net income (loss)	135.3	(30.0)	41.7	(41.5)	30.4	135.9
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)

Net income (loss) attributable to Affinion Group Holdings, Inc.	$135.3	$(30.0)	$41.7	$(42.1)	$30.4	$135.3

Net income (loss)	$135.3	$(30.0)	$41.7	$(41.5)	$30.4	$135.9
Currency translation adjustment, net of tax	(7.8)	(7.8)	(2.5)	(6.5)	16.8	(7.8)

Comprehensive income (loss)	127.5	(37.8)	39.2	(48.0)	47.2	128.1
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)

Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$127.5	$(37.8)	$39.2	$(48.2)	$47.2	$127.9

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.6	42.0	4.2	—	46.8
Amortization of debt discount, financing costs and carrying value adjustment	—	3.1	(3.2)	—	—	(0.1)
(Gain) loss on extinguishment of debt	—	6.9	(10.4)	—	—	(3.5)
Payment in kind interest	—	41.7	—	—	—	41.7
Provision for (recovery of) accounts receivable loss provided for	—	—	1.5	3.3	—	4.8
Facility exit costs	—	—	1.4	—	—	1.4
Share-based compensation	—	2.5	—	—	—	2.5
Equity in (income) loss of subsidiaries	23.2	(252.2)	12.5	—	216.5	—
Deferred income taxes	—	(2.1)	(20.0)	0.1	—	(22.0)
Net change in assets and liabilities:
Restricted cash	—	(0.9)	1.8	0.5	—	1.4
Receivables	—	(0.4)	(15.2)	(5.3)	—	(20.9)
Profit-sharing receivables from insurance carriers	—	—	(4.5)	—	—	(4.5)
Prepaid commissions	—	—	(0.6)	(5.2)	—	(5.8)
Other current assets	—	(12.5)	11.1	6.7	—	5.3
Contract rights and list fees	—	—	(2.5)	—	—	(2.5)
Other non-current assets	—	(0.4)	6.1	0.7	—	6.4
Accounts payable and accrued expenses	—	(6.0)	2.0	(6.8)	—	(10.8)
Deferred revenue	—	(0.1)	(5.2)	(0.1)	—	(5.4)
Income taxes receivable and payable	—	—	(0.2)	—	—	(0.2)
Other long-term liabilities	—	0.7	(1.4)	0.9	—	0.2
Other, net	—	(2.7)	1.0	(1.7)	—	(3.4)

Net cash provided by (used in) operating activities	(2.0)	(245.0)	268.4	(14.4)	—	7.0

Investing Activities
Capital expenditures	—	(0.4)	(36.8)	(0.9)	—	(38.1)
Restricted cash	—	—	0.2	0.4	—	0.6
Acquisition-related payments	—	—	—	(0.4)	—	(0.4)
Intercompany receivables and payables	—	(1.2)	(332.4)	—	333.6	—

Net cash used in investing activities	—	(1.6)	(369.0)	(0.9)	333.6	(37.9)

Financing Activities
Borrowing (repayments) under line of credit, net	—	55.0	—	—	—	55.0
Proceeds from issuance of debt	—	1,539.6	—	—	—	1,539.6
Financing costs	—	(29.3)	—	—	—	(29.3)
Principal payments on borrowings	(11.6)	(1,394.4)	(128.7)	—	—	(1,534.7)
Intercompany receivables and payables	11.6	222.5	1.2	98.3	(333.6)	—
Intercompany loans	—	(151.8)	234.8	(83.0)	—	—
Proceeds from issuance of warrants	0.5	—	—	—	—	0.5
Dividend paid to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Intercompany dividends	—	0.3	0.7	(1.0)	—	—
Capital contribution to subsidiary	—	—	(5.9)	5.9	—	—

Net cash provided by financing activities	0.5	241.9	102.1	19.5	(333.6)	30.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.1	1.5	—	2.6

Net increase (decrease) in cash and cash equivalents	(1.5)	(4.7)	2.6	5.7	—	2.1
Cash and cash equivalents, beginning of year	1.5	9.1	12.8	14.3	—	37.7

Cash and Cash Equivalents, End of Year	$—	$4.4	$15.4	$20.0	$—	$39.8

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.4	49.5	6.8	—	56.7
Amortization of debt discount, financing costs and carrying value adjustments	—	(23.0)	(8.4)	—	—	(31.4)
(Recovery of ) provision for loss on accounts receivable	—	—	0.2	—	—	0.2
Facility exit costs	—	—	0.8	—	—	0.8
Share-based compensation	—	3.7	—	—	—	3.7
Equity in (income) loss of subsidiaries	(18.7)	(234.6)	15.6	—	237.7	—
Deferred income taxes	—	0.4	2.7	(0.7)	—	2.4
Net change in assets and liabilities:
Restricted cash	—	—	(0.1)	—	—	(0.1)
Receivables	—	(0.7)	(25.9)	1.0	—	(25.6)
Profit-sharing receivables from insurance carriers	—	—	1.0	—	—	1.0
Prepaid commissions	—	—	3.6	0.1	—	3.7
Other current assets	—	8.5	4.7	(0.7)	—	12.5
Contract rights and list fees	—	—	0.1	—	—	0.1
Other non-current assets	—	0.2	(2.1)	1.2	—	(0.7)
Accounts payable and accrued expenses	2.5	(4.6)	4.3	(6.6)	—	(4.4)
Deferred revenue	—	(0.1)	(13.2)	(1.1)	—	(14.4)
Income taxes receivable and payable	—	(0.6)	0.1	0.2	—	(0.3)
Other long-term liabilities	—	4.9	(0.9)	(1.0)	—	3.0
Other, net	—	3.2	0.5	(1.6)	—	2.1

Net cash provided by (used in) operating activities	(0.5)	(223.6)	267.1	(17.4)	—	25.6

Investing Activities
Capital expenditures	—	(1.5)	(29.9)	(2.9)	—	(34.3)
Restricted cash	—	—	1.5	0.3	—	1.8
Intercompany receivables and payables	(2.2)	—	(245.9)	—	248.1	—

Net cash used in investing activities	(2.2)	(1.5)	(274.3)	(2.6)	248.1	(32.5)

Financing Activities
Principal payments on borrowings	—	(7.7)	(0.1)	—	—	(7.8)
Intercompany receivables and payables	—	245.8	—	2.3	(248.1)	—
Intercompany loans	—	(34.6)	27.5	7.1	—	(0.0)
Capital contribution to subsidiary	—	(0.3)	(13.9)	14.2	—	(0.0)
Intercompany dividend	—	—	0.5	(0.5)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.5)	—	(0.5)

Net cash provided by financing activities	—	203.2	14.0	22.6	(248.1)	(8.3)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.4)	(1.1)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	(2.7)	(21.9)	5.4	1.5	(17.7)	(17.7)
Cash and cash equivalents, beginning of year	4.2	31.0	7.4	12.8	—	55.4

Cash and Cash Equivalents, End of Year	$1.5	$9.1	$12.8	$14.3	$—	$37.7

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(In millions)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$135.3	$(30.0)	$41.7	$(41.5)	$30.4	$135.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.6	78.4	10.8	—	89.8
Amortization of debt discount, financing costs and carrying value adjustment	3.4	3.0	1.6	(1.2)	—	6.8
Impairment of goodwill and other long-lived assets	—	—	93.2	—	—	93.2
Gain on extinguishment of debt	(203.1)	(115.8)	—	—	—	(318.9)
Recovery of loss on accounts receivable	—	—	(4.4)	0.1	—	(4.3)
Facility exit costs	—	—	1.8	—	—	1.8
Share-based compensation	—	3.0	—	—	—	3.0
Equity in (income) loss of subsidiaries	30.0	(41.7)	42.1	—	(30.4)	—
Deferred income taxes	—	0.4	1.7	(0.9)	—	1.2
Net change in assets and liabilities:
Restricted cash	—	1.6	(1.3)	5.7	—	6.0
Receivables	—	(0.4)	2.7	2.5	—	4.8
Receivables from related parties	—	(17.8)	23.9	—	—	6.1
Profit-sharing receivables from insurance carriers	—	—	8.9	—	—	8.9
Prepaid commissions	—	—	10.4	(1.1)	—	9.3
Other current assets	—	(8.7)	13.8	5.2	—	10.3
Contract rights and list fees	—	—	(0.2)	—	—	(0.2)
Other non-current assets	—	0.1	(10.2)	3.7	—	(6.4)
Accounts payable and accrued expenses	29.3	8.5	(40.7)	(12.3)	—	(15.2)
Payables to related parties	1.4	(1.4)	(0.2)	—	—	(0.2)
Deferred revenue	—	0.4	(21.4)	1.2	—	(19.8)
Income taxes receivable and payable	—	0.3	0.4	(0.5)	—	0.2
Other long-term liabilities	—	0.2	(5.5)	0.3	—	(5.0)
Other, net	—	2.0	2.8	(1.7)	—	3.1

Net cash provided by (used in) operating activities	(3.7)	(195.7)	239.5	(29.7)	—	10.4

Investing Activities
Capital expenditures	—	1.2	(28.2)	(4.4)	—	(31.4)
Acquisition-related payments, net of cash acquired	—	—	(1.7)	—	—	(1.7)
Proceeds from sale of an investment	—	—	1.5	—	—	1.5
Restricted cash	—	—	0.6	(1.2)	—	(0.6)
Intercompany receivables and payables	—	—	(299.9)	0.6	299.3	—

Net cash provided by (used in) investing activities	—	1.2	(327.7)	(5.0)	299.3	(32.2)

Financing Activities
Repayments under revolving credit facility, net	—	(5.0)	—	—	—	(5.0)
Proceeds from issuance of debt	—	—	110.0	—	—	110.0
Financing costs	—	(14.7)	—	—	—	(14.7)
Principal payments on borrowings	(32.3)	(10.3)	(0.3)	—	—	(42.9)
Intercompany receivables and payables	35.9	197.4	—	66.0	(299.3)	—
Intercompany loans	—	50.3	(21.4)	(28.9)	—	—
Intercompany dividend	—	—	0.7	(0.7)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.6)	—	(0.6)

Net cash provided by financing activities	3.6	217.7	89.0	35.8	(299.3)	46.8

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.8)	(1.1)	—	(1.9)

Net increase (decrease) in cash and cash equivalents	(0.1)	23.2	—	—	—	23.1
Cash and cash equivalents, beginning of year	4.3	7.8	7.4	12.8	—	32.3

Cash and Cash Equivalents, End of Year	$4.2	$31.0	$7.4	$12.8	$—	$55.4

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