Form 10-Q
period 2018-03-31
Affinion Group Holdings, Inc.
filed 2018-04-26
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 24, 2018, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,157,071, (2) Class C Common Stock, $0.01 par value, was 433,813, and (3) Class D Common Stock, $0.01 par value, was 456,643.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In millions, except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$52.1	$39.8
Restricted cash	25.0	24.8
Receivables (net of allowances for doubtful accounts of $7.9 and $7.5, respectively)	178.6	155.6
Profit-sharing receivables from insurance carriers	20.0	23.4
Prepaid commissions	43.8	40.9
Other current assets	78.7	67.6
Total current assets	398.2	352.1
Property and equipment, net	107.9	108.4
Contract rights and list fees, net	18.9	18.8
Goodwill	240.4	224.7
Other intangibles, net	36.9	34.0
Other non-current assets	29.1	28.9
Total assets	$831.4	$766.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.7	$13.9
Accounts payable and accrued expenses	384.7	325.5
Deferred revenue	61.5	51.5
Income taxes payable	3.9	3.2
Total current liabilities	463.8	394.1
Long-term debt	1,885.4	1,887.3
Deferred income taxes	7.2	5.5
Deferred revenue	3.8	4.1
Other long-term liabilities	42.0	33.5
Total liabilities	2,402.2	2,324.5
Commitments and contingencies
Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 shares issued and 433,813 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 shares issued and 456,643 shares outstanding	—	—
Additional paid in capital	413.0	412.5
Warrants	31.1	31.1
Accumulated deficit	(2,008.9)	(1,991.7)
Accumulated other comprehensive income	(6.5)	(9.5)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,572.3)	(1,558.6)
Non-controlling interest in subsidiary	1.5	1.0
Total deficit	(1,570.8)	(1,557.6)
Total liabilities and deficit	$831.4	$766.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In millions, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Net revenues	$238.5	$241.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	66.6	77.9
Operating costs	86.7	89.4
General and administrative	30.0	24.3
Facility exit costs	0.7	0.1
Depreciation and amortization	12.1	11.3
Total expenses	196.1	203.0
Income from operations	42.4	38.1
Interest expense	(59.2)	(27.5)
Other expense, net	(0.2)	(0.1)
Income (loss) before income taxes and non-controlling interest	(17.0)	10.5
Income tax provision	(1.3)	(2.4)
Net income (loss)	(18.3)	8.1
Less: net income attributable to non-controlling interest	(0.5)	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(18.8)	$7.8

Earnings (loss) per share attributable to holders of Common Stock
Basic	$(1.38)	$0.85
Diluted	$(1.38)	$0.85

Weighted average common shares outstanding
Basic	13,628,871	9,113,370
Diluted	13,628,871	9,113,370

Net income (loss)	$(18.3)	$8.1
Currency translation adjustment, net of tax for all periods	3.0	0.9
Comprehensive income (loss)	(15.3)	9.0
Less: comprehensive income attributable to non-controlling interest	(0.5)	(0.4)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(15.8)	$8.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In millions, except share amounts)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2018	9,157,071	$412.6	$31.1	$(1,991.7)	$(9.5)	$(1.1)	$1.0	$(1,557.6)
Impact of change in accounting policy		—	—	1.6	—	—	—	1.6
Adjusted balance, January 1, 2018		412.6	31.1	(1,990.1)	(9.5)	(1.1)	1.0	(1,556.0)
Net income (loss)		—	—	(18.8)	—	—	0.5	(18.3)
Currency translation adjustment		—	—	—	3.0	—	—	3.0
Share-based compensation		0.5	—	—	—	—	—	0.5
Balance, March 31, 2018	9,157,071	$413.1	$31.1	$(2,008.9)	$(6.5)	$(1.1)	$1.5	$(1,570.8)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2017	9,093,330	$409.6	$—	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)
Net income		—	—	7.8	—	—	0.3	8.1
Currency translation adjustment		—	—	—	0.8	—	0.1	0.9
Share-based compensation		0.9	—	—	—	—	—	0.9
Balance, March 31, 2017	9,093,330	$410.5	$—	$(1,958.7)	$(14.9)	$(1.1)	$1.2	$(1,563.0)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Operating Activities
Net income (loss)	$(18.3)	$8.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12.1	11.3
Amortization of debt discount, financing costs and carrying value adjustment	4.4	(8.0)
Provision for accounts receivable loss	0.3	0.6
Facility exit costs	0.7	0.1
Share-based compensation	0.5	0.9
Deferred income taxes	0.5	1.0
Net change in assets and liabilities:
Receivables	(20.4)	(16.0)
Profit-sharing receivables from insurance carriers	3.4	(3.0)
Prepaid commissions	(2.2)	0.5
Other current assets	(10.3)	(15.8)
Contract rights and list fees	(0.1)	(0.3)
Other non-current assets	0.1	0.4
Accounts payable and accrued expenses	53.1	30.7
Deferred revenue	9.3	(1.2)
Income taxes receivable and payable	1.0	0.4
Other long-term liabilities	(1.7)	(1.5)
Other, net	(1.3)	—
Net cash provided by operating activities	31.1	8.2
Investing Activities
Capital expenditures	(7.2)	(10.5)
Acquisition-related payments, net of cash acquired	(5.8)	—
Net cash used in investing activities	(13.0)	(10.5)
Financing Activities
Repayments under revolving credit facility, net	(3.0)	—
Principal payments on borrowings	(3.6)	(1.9)
Net cash used in financing activities	(6.6)	(1.9)
Effect of changes in exchange rates on cash and cash equivalents	1.0	0.3
Net increase in cash and cash equivalents	12.5	(3.9)
Cash, cash equivalents and restricted cash, beginning of period	64.6	63.8
Cash, cash equivalents and restricted cash, end of period	$77.1	$59.9
Supplemental Disclosure of Cash Flow Information:
Interest payments	$34.1	$25.3
Income tax payments, net of refunds	$0.6	$1.0
Non-cash investing and financing activities:
Accrued capital expenditures	$2.2	$0.3
Payment of in-kind interest	$—	$1.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018 and amended on March 16, 2018 (as amended, the “Form 10-K”).

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

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for approximately 18.4 million people. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

In 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks another major step in our strategic plan and ongoing transformation. See Note 14 to these unaudited condensed consolidated financial statements for more information concerning our segment results.

Effective as of January 1, 2016, we have the following four operating segments:

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We adopted the new guidance effective January 1, 2018 using the modified retrospective method, focusing on contracts not yet completed as of December 31, 2017. We recognized the cumulative effect of applying ASC 606 as of January 1, 2018 as an adjustment to the opening balance of retained earnings. The comparative information for the quarter ended March 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. As required by ASC 606, results for the three months ended March 31, 2018 will include dual reporting, presenting operating results under both the previous and current standards. See Note 2 to these unaudited condensed consolidated financial statements for additional information relating to the adoption of ASC 606 and its impact on the Company.

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

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and the new guidance must be adopted using the full retrospective method. The adoption of the new guidance by the Company as of January 1, 2018 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s restricted cash amounts relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members. Restricted cash also includes amounts to collateralize certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. The adoption of the new guidance by the Company as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The condensed consolidated statement of cash flows for the three months ended March 31, 2017 was revised to exclude the $1.5 million change in restricted cash from net cash provided by operating activities and to include $26.1 million and $24.8 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively.

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

Other Recently Issued Pronouncements

In response to the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017, the Securities and Exchange Commission’s Office of the Chief Accountant published Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 addresses the requirements to account for the impact of a change in tax law or tax rates in the period of enactment. Specifically, SAB 118 provides guidance for issuers that are not able to complete the accounting for the income tax effects of the TCJA by the time financial statements are issued for the reporting period that includes the enactment date (“enactment period financials”).

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

Under SAB 118, the measurement period for accounting for the TCJA begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740 (the “measurement period”), but in no event can the measurement period extend beyond December 22, 2018. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.

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

2. REVENUES

The adoption of ASC 606 affected the Company’s Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments, but did not affect the Insurance Solutions segment. Within the Global Loyalty segment, the Company has contracts with certain clients that have annual revenue-sharing and tiered pricing components (variable consideration arrangements) based on transaction volumes.  Under prior guidance, revenue was recognized as the Company achieved those contractual tiers. Under the new guidance, revenue derived from these revenue-sharing and tiered pricing contracts will be recognized based upon an estimate of the Company’s ability to achieve those contractual tiers during each annual measurement period.  Based on the Company’s estimates of reaching different contractual tiers, a portion of the estimated annual revenue will be deferred to a future period within the annual measurement period as these contract features provide a material right to the Company’s clients. Within the Company’s Global Customer Engagement segment, payments made by our customers for the provision of services were amortized over the length of the contract under prior guidance. Under the new guidance, the Company has reduced its amortization period to include only the non-cancellable period of the contract, though where the cancellation of a contract would be cost prohibitive to the customer, the Company may amortize its revenue beyond the non-cancellable period.  Lastly, within the Legacy Membership and Package segment, certain members are entitled to a full membership refund throughout their entire membership term, regardless of when they cancel.  Under the prior guidance, the Company would defer revenue recognition for these members until their term is complete.  As discussed below under “─Impact of New Standard”, under the new guidance, revenue will be recognized over time in a manner that reflects the timing of transfer of goods and services to these customers.

Impact of New Standard

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2018 to reflect the adoption of ASC 606 was as follows:

	Balance at	Adjustments Due to	Balance at
	December 31, 2017	Adoption of ASC 606	January 1, 2018
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$55.6	$(1.6)	$54.0

Equity
Accumulated deficit	(1,991.7)	1.6	(1,990.1)

The impact of adoption on the Company’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2018 and on the condensed consolidated balance sheet as of March 31, 2018 was as follows:

	Three Months Ended	Balances Without
	March 31, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Statement of Comprehensive Income
Revenues
Net revenues	$238.5	$245.3	$(6.8)

Net loss	(18.3)	(11.5)	(6.8)

		Balances Without
	March 31, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$65.3	$60.1	$5.2

Equity
Accumulated deficit	(2,008.9)	(2,003.7)	(5.2)

Performance Obligations

Within the Global Loyalty segment, we provide end-to-end loyalty solutions that help our clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels.  For our fulfillment and redemption services, our clients typically pay us on a cost-per-transaction basis for which we recognize revenue at a point in time as a transaction occurs.  For our administrative services, our clients typically pay a fixed fee for which we recognize revenue over time as the services rendered are consistent throughout the performance period.  The different services we provide are a single performance obligation covering a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.  Hence, we have determined that the nature of our promise is to provide one overall end-to-end loyalty service and, as such, each day of service is substantially the same. Accordingly, revenue is recognized ratably over time.

For our travel and gift card fulfillment services we typically act as an agent, as our performance obligation is to ensure the transfer of goods or services on behalf of our clients.  Under these arrangements, we earn revenue in the form of commissions.  We are required to estimate variable consideration for any contracts with our clients that have revenue-sharing or tiered pricing components related to transaction volumes.  In these cases, we defer recognizing a portion of our revenue to a future period as these contract features provide a material right to our clients in the form of an accumulating benefit.  In deriving our estimates, we consider client-specific historical trends, the economic environment, industry trends and other objective evidence to support our conclusions.  As a significant change in one or more of these estimates could affect the amount of revenue we recognize in a given period, we review and update our contract-related estimates each reporting period and recognize any adjustments in estimated profit on contracts utilizing the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified.

In addition, certain clients may receive credits, which are also accounted for as variable consideration and as a reduction in the transaction price.  We estimate these credit amounts as of each reporting date based on the expected amount to be provided to these clients and the revenue recognized over the subscription period is appropriately constrained to reflect the expectation that the client will utilize the credit.

Our Global Customer Engagement segment and our Legacy Membership and Package segment are each categorized in two ways: (1) revenue enhancement, which is a traditional subscription-based model and (2) engagement solutions, which is primarily a fee-for-service based model.  For revenue enhancement, we typically require payment of a subscription fee at the beginning of the term, recognizing revenue ratably over time as we provide leisure and protection services to our members.  For engagement solutions, we work with our clients to develop leisure and protection programs that will resonate with their customers.  For these arrangements, we typically recognize revenue at a point in time as a transaction occurs or on a per-member basis.  As part of their benefit package, certain members may receive a cash back benefit to reward them for using our services.  We consider this cash back benefit a form of consideration payable to the customer and, as such, account for that payment as a reduction of the transaction price and, therefore, revenue.  Within engagement solutions, we also provide administrative support services to certain clients for a fixed fee and recognize this revenue over time, as these services are rendered consistently throughout the performance period.  In addition, in some cases, we charge implementation fees to our clients for establishing new programs.  We amortize these fees over time, based on the non-cancellable portion of the contract using a systematic basis consistent with the pattern of the transfer of the service.  However, if cancellation of a contract is deemed to be cost prohibitive to the client, we may extend amortization into the cancellable period of the contract.  For engagement solutions revenue, each contract is evaluated to determine whether we act as principal or agent.  In cases where we control the good or service before it is provided to the customer or are the primary party responsible for fulfilling the contract and maintain a degree of inventory risk and pricing discretion, we record revenue on a gross basis.

Within the Insurance Solutions segment, we act as a third-party agent, administrator and marketer of certain accident and life insurance solutions.  We earn revenue ratably over time in the in the form of commissions from insurance carriers based on premiums collected. We believe that our clients simultaneously receive and consume the benefits of our service as it occurs and that a time-based input measure of progress is appropriate because we expect, on the basis of our relevant history with similar contracts, to expend efforts on a generally even basis throughout the contract terms.  We also act as an agent in our Insurance Solutions arrangements where our performance obligation is to ensure the transfer of goods or services on behalf of our clients and where we have no pricing discretion.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017, along with the reportable segment for each category:

	For the Three Months Ended
	March 31,	March 31,
	2018	2017 (a)
	(in millions)
Global Loyalty	$63.8	$57.0
Global Customer Engagement:
Revenue Enhancements	67.8	64.0
Engagement Solutions	27.9	25.2
Insurance Solutions	49.6	56.7
Subtotal	209.1	202.9
Legacy Membership and Package	29.4	38.2
	$238.5	$241.1

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

Transaction Price Allocated to Remaining Performance Obligations

Within the Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments, we have contracts with different maturity dates for which we receive variable consideration based on volumes that we transact related to the services we render.  These services include travel, gift card and benefit fulfillment and contact center servicing which typically result in revenue recognition upon occurrence of the transaction.  Where these contracts provide a material right to our clients in the form of an accumulating benefit, we defer recognizing a portion of this revenue to a future period.  Where future variable consideration results from a wholly unsatisfied service that forms part of a single performance obligation, we have elected, as a practical expedient, to not disclose the value of the remaining performance obligations associated with these contracts. As of March 31, 2018, the Company has remaining performance obligations under fixed consideration arrangements of $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020, for a total of $0.9 million, all of which relate to the Global Customer Engagement Segment.  Within the Insurance

Solutions segment, there are no performance obligations that have a duration of more than one year so, as a practical expedient, we elect not to disclose any remaining performance obligations.

Costs to Obtain and Fulfill a Contract

Within each of our reportable segments other than Insurance Solutions, we may incur costs in obtaining a contract, which typically consist of sales commissions.  To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize them. Within the Global Loyalty segment, we pay commissions to internal salespeople which we generally expense as incurred because these expenses do not have a material impact on our financial statements. Within the Global Customer Engagement and Legacy Membership and Package segments, we occasionally pay advance commissions to our partners, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are capitalized as prepaid commissions and recognized as expense as earned down by the partner.  These assets are continually monitored for impairment.  We had a balance of $62.7 million in prepaid commissions as of March 31, 2018 and recognized $31.9 million of amortization during the three months ended March 31, 2018.

Within the Global Loyalty segment, we incur costs to fulfill a contract.  Such costs are typically incurred during the implementation phase of a new contract with a client. To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize and amortize the costs over the term of the contract on a systematic basis consistent with the pattern of the transfer of goods or services to the customer.  These assets are continually monitored for impairment.  We had a balance of $0.9 million in deferred costs as of March 31, 2018 and recognized less than $0.1 million of amortization during the three-month period ended March 31, 2018. Within the Global Customer Engagement, Insurance Solutions and Legacy Membership and Package segments, we do not incur costs to fulfill contracts.

Contract Assets and Liabilities

The following table reflects the balances of our contract liabilities, which we classify as deferred revenue, as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017 (a)
	(in millions)
Deferred revenue - current	$61.5	$51.5
Deferred revenue - non-current	3.8	4.1
Total contract liabilities	$65.3	$55.6

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

The change in the total contract liabilities balances from December 31, 2017 to March 31, 2018 of $9.7 million, or 17.4%, is primarily recognition of blended revenue share rates for contracts with tiered revenue share pricing ($6.9 million) and a call center stabilization payment received from a client ($5.0 million).

3. ACQUISITION

On February 8, 2018, the Company entered into a definitive agreement to acquire 100% of the equity capital of one of its top technology partners, Tavisca Solutions Private Limited (“Tavisca”), a leading provider of innovative technology to the travel industry. Tavisca is headquartered in Pune, India, with a U.S. office in Plano, Texas.  The acquisition closed at a purchase price of approximately $8.5 million, comprised of $6.5 million paid at closing and the balance of approximately $2.0 million, with an acquisition date fair value of $1.7 million, to be paid on the first anniversary of the closing date. In addition, the Company may make certain additional payments of up to approximately $13.0 million, with an acquisition date fair value of $9.6 million, based on a discounted cash flow model using a 14.4% discount rate. The amount of additional payments to be paid is dependent on Tavisca achieving certain agreed cost of operations targets for each of the three annual periods following the acquisition date. The additional payments are included in accounts payable and accrued expenses and other long-term liabilities in the condensed consolidated statement of financial condition, are measured at fair value on a recurring basis and are considered Level 3 financial instruments.

The acquisition of Tavisca is expected to strengthen and expand the Global Loyalty segment’s loyalty platform capabilities to help our clients improve program efficiency, customer loyalty, and customer lifetime value.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed in the Tavisca transaction. As of March 31, 2018, the estimated fair value of these acquired assets and assumed liabilities had not been finalized as the Company is still finalizing the working capital adjustment, calculation of deferred tax liabilities and third-party valuations of certain intangible assets. Accordingly, the provisional estimates of acquired assets and assumed liabilities and goodwill are subject to change.

(in millions)
Cash and cash equivalents	$0.7
Receivables	0.8
Other current assets	1.7
Property and equipment	0.1
Goodwill	13.5
Other intangibles	5.2
Other non-current assets	0.6
Accounts payable and accrued expenses	(0.8)
Deferred income taxes	(1.6)
Other long-term liabilities	(2.4)
Total consideration	$17.8

The intangible assets assumed are comprised of patents and technology ($4.6 million) and affinity relationships ($0.6 million), which are amortized on a straight-line basis over useful lives of two years and one year, respectively. The goodwill, which is not expected to be deductible for income tax purposes, is attributed to the Global Loyalty segment. In connection with the acquisition of Tavisca, the Company incurred $1.3 million of acquisition costs, of which $0.9 million was recognized during the three months ended March 31, 2018 and $0.4 million was recognized during the year ended December 31, 2017.  Acquisition costs are included in general and administrative expense in the consolidated statements of comprehensive income. As Tavisca’s results of operations are not material to the accompanying unaudited condensed consolidated financial statements, no pro forma financial information is provided.

4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	March 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$937.2	$(935.6)	$1.6
Affinity relationships	647.1	(621.4)	25.7
Proprietary databases and systems	59.8	(58.7)	1.1
Trademarks and tradenames	28.0	(23.9)	4.1
Patents and technology	52.4	(48.0)	4.4
Covenants not to compete	2.4	(2.4)	—
	$1,726.9	$(1,690.0)	$36.9

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$936.1	$(934.4)	$1.7
Affinity relationships	643.5	(617.1)	26.4
Proprietary databases and systems	59.8	(58.6)	1.2
Trademarks and tradenames	27.9	(23.4)	4.5
Patents and technology	47.7	(47.6)	0.1
Covenants not to compete	2.5	(2.4)	0.1
	$1,717.5	$(1,683.5)	$34.0

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $4.1 million and $4.1 million, respectively, from December 31, 2017 to March 31, 2018.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
	(in millions)
Amortizable intangible assets:
Member relationships	$0.1	$0.1
Affinity relationships	1.4	1.5
Proprietary databases and systems	0.1	0.1
Trademarks and tradenames	0.4	0.4
Patents and technology	0.3	—
Covenants not to compete	—	—
	$2.3	$2.1

Based on the Company’s amortizable intangible assets as of March 31, 2018, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $10.3 million in 2018, $8.5 million in 2019, $5.8 million in 2020, $3.8 million in 2021 and $3.5 million in 2022.

At March 31, 2018 and December 31, 2017, the Company had gross goodwill of $669.4 million and $653.7 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 12 to these unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2017 and the three months ended March 31, 2018 are as follows:

	Balance at		Balance at			Balance at
	January 1,	Currency	December 31,		Currency	March 31,
	2017	Translation	2017	Acquisition	Translation	2018
	(in millions)
Global Loyalty	$104.8	$1.1	$105.9	$13.5	$0.3	$119.7
Global Customer Engagement	55.1	5.4	60.5	—	1.9	62.4
Insurance Solutions	58.3	—	58.3	—	—	58.3
Legacy Membership and Package	—	—	—	—	—	—
Total	$218.2	$6.5	$224.7	$13.5	$2.2	$240.4

5. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Contract rights	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
List fees	69.8	(50.9)	18.9	68.5	(49.7)	18.8
	$74.8	$(55.9)	$18.9	$73.5	$(54.7)	$18.8

Amortization expense for the three months ended March 31, 2018 and 2017 was $1.1 million for each period, which is included in marketing expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2018, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $4.1 million in 2018, $3.5 million in 2019, $2.9 million in 2020, $2.1 million in 2021 and $1.6 million in 2022.

6. LONG-TERM DEBT

Long-term debt consisted of:

	March 31,	December 31,
	2018	2017
	(in millions)
Term loan due 2022, net of unamortized discount of $27.5 million and $29.2 million, with an effective interest rate of 10.01%	1,299.1	1,300.8
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.3 million and $2.4 million	49.7	52.6
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $21.7 million and $22.9 million, with an effective interest rate of 16.20%	573.6	572.4
Capital lease obligations	1.0	1.1
Total debt	1,923.4	1,926.9
Less: current portion of long-term debt	(13.7)	(13.9)
Less: unamortized deferred financing costs	(24.3)	(25.7)
Long-term debt	$1,885.4	$1,887.3

Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new Credit Facility (the “2017 Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018.

The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The 2017 Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the 2017 Credit Facility), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the 2017 Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the 2017 Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the three months ended March 31, 2018, the maximum ratio of senior secured debt to EBITDA was 7.25:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0. As of March 31, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Credit Facility.

On November 30, 2017 Affinion entered into the First Amendment to the 2017 Credit Facility, pursuant to which the parties (i) revised the terms of the 2017 Credit Facility in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20.0 million.

The proceeds of the term loans under the 2017 Credit Facility were used by Affinion to refinance its 2014 Credit Facility, as defined below (the “Credit Agreement Refinancing”), to redeem in full the International Notes, as defined below (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes.

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

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million in aggregate principal amount of 7.5% Cash/Pay-in-Kind (“PIK”) Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the 2017 Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

In connection with the Credit Agreement Refinancing and International Notes Redemption, the Company recognized a gain of approximately $5.3 million during the year ended December 31, 2017, which consisted of the write-off of unamortized troubled debt restructuring carrying value adjustments from 2015 of $21.0 million associated with the Company’s prior senior secured credit facility and the International Notes, reduced by deferred financing costs associated with the Company’s prior senior secured credit facility and the International Notes of $6.3 million and prepayment premiums incurred of $9.4 million. Transaction fees and expenses of approximately $17.1 million and $3.4 million related to the term loans and revolving facility, respectively, under the 2017 Credit Facility have been capitalized and are being amortized over the term of the term loans and revolving facility, respectively. The Company also incurred lender transaction fees of $36.3 million, which have been accounted for as a debt discount and are being amortized over the term of the term loans and revolving financing facility.

As of March 31, 2018 and December 31, 2017, there were outstanding borrowings of $52.0 million and $55.0 million, respectively, under the revolving facility under the 2017 Credit Facility. During the three months ended March 31, 2018, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $79.7 million and $82.7 million, respectively. During the three months ended March 31, 2017, Affinion had borrowings and repayments under the revolving facility under the 2014 Credit Facility of $53.0 and $53.0 million, respectively. As of March 31, 2018, Affinion had $53.0 million available for borrowing under the revolving facility under the 2017 Credit Facility, after giving effect to the issuance of $5.0 million of letters of credit.

2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “2017 Notes”) and new warrants (the “2017 Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017

Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of 2017 Notes, 2017 Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of 2017 Notes and 2017 Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued  and unpaid interest were exchanged by a related party for approximately $4.7 million of 2017 Notes and 2017 Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of 2017 Notes, 2017 Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of 2017 Notes and 2017 Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the 2017 Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase 2017 Notes and 2017 Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of 2017 Notes and the same number of 2017 Warrants that such principal amount of 2017 Notes would have been issued as part of the Exchange Offers.

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

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of 2017 Notes and Affinion Holdings issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of 2017 Notes and 2017 Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the 2017 Notes and 2017 Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The 2017 Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the 2017 Warrants issued as part of the funding premium) that are triggered by the issuance of 2017 Warrants as part of the funding premium.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of 2017 Notes to the Investors and Affinion Holdings issued 2017 Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of 2017 Notes that Affinion issued on May 10, 2017.

In connection with the Exchange Offers and the redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were not tendered pursuant to the Exchange Offers, the Company determined that the debt had been extinguished and the Company recognized a loss of approximately $1.8 million during the year ended December 31, 2017, which represented the excess of the fair value of 2017 Notes and 2017 Warrants issued over the carrying value of the notes exchanged in the Exchange Offers and Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were redeemed, including all associated unamortized fees, discounts and 2015 troubled debt restructuring carrying value adjustments. Transaction fees and expenses of approximately $8.4 million related to the issuance of the 2017 Notes have been capitalized and are being amortized over the term of the 2017 Notes using the effective interest method.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the 2017 Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings offered to each Pre-Emptive Rights Holder the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  2017 Warrants at an exercise price of $0.01 per 2017 Warrant pursuant to the Pre-Emptive Rights Offer.

On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock to participants in the Pre-Emptive Rights Offer. The Company performed an accounting analysis and determined that the 2017 Warrants represent in substance common stock and that the 2017 Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement required anti-dilution provisions and commitment premiums and funding premiums representing a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million were recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers were expensed.

The 2017 Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the 2017 Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding 2017 Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for the first interest period was paid in PIK Interest on November 10, 2017.

For any interest payment period ending after the date that is the 18 month anniversary of the Settlement Date, (i) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio (as defined in the indenture governing the 2017 Notes (the “2017 Notes Indenture”)) would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio (as defined in the 2017 Notes Indenture) would be greater than or equal to 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity (as defined in the 2017 Notes Indenture) less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the 2017 Notes for such interest period entirely in Cash Interest at a rate per annum of 12.50%, (ii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio

would be greater than or equal to 1.250 to 1.000 but less than 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the 2017 Notes for such interest period as a combination (“Combined Interest”) of Cash Interest at a rate per annum of 6.50% and PIK Interest at a rate per annum of 7.50% and (iii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be greater than 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be less than 1.250 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, or Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is less than $80.0 million as of the record date for such interest payment, then Affinion may elect to pay interest on the 2017 Notes for such interest period as PIK Interest at a rate per annum of: (x) 14.75% for any interest payment period ending on or prior to the date that is the 30 month anniversary of the Settlement Date and (y) 15.50% for any interest payment period ending after the date that is the 30 month anniversary of the Settlement Date; provided that, for the avoidance of doubt, if the aforementioned ratios are satisfied and require Affinion to either pay Cash Interest or Combined Interest for any interest period, as applicable, any restriction in the 2017 Credit Facility on the payment of such interest shall not relieve Affinion of such obligation to pay Cash Interest or Combined Interest, as applicable, for such interest period and Affinion shall take all such actions as may be required in order to permit such payment of Cash Interest or Combined Interest, as applicable, for such interest period under the 2017 Credit Facility (including, without limitation, any required repayment of outstanding borrowings under the revolving facility under the 2017 Credit Facility).

Interest on the 2017 Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The 2017 Notes will mature on November 10, 2022. Under certain circumstances, the 2017 Notes are redeemable at Affinion’s option prior to maturity. If the 2017 Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase 2017 Notes.

Affinion’s obligations under the 2017 Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the 2017 Credit Facility. The 2017 Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The 2017 Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the 2017 Notes and files such reports with the SEC. As of March 31, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Notes.

7. DEFICIT

As of March 31, 2018 and December 31, 2017, the Company’s capital stock consisted of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” (and, together with the Class C Common Stock, the “Class C/D Common Stock”) and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of March 31, 2018 and December 31, 2017, the Company had outstanding (i) 9,157,071 shares of Common Stock, (ii) 433,813 shares of Class C Common Stock and (iii) 456,643 shares of Class D Common Stock. As of March 31, 2018 and December 31, 2017, the Company had outstanding 2017 Warrants (as described further below) to purchase 4,392,936 shares of Common Stock and a Limited Warrant (as described further below) to purchase up to 462,266 shares of Common Stock. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

On May 10, 2017, in connection with the Exchange Offers and Investor Purchase Agreement, the Company issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, in the aggregate, of which (a) 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to holders (including certain of the Investors) whose Existing Notes (as defined below) were accepted for exchange in the Exchange Offers, including 1,053,871 issued to related parties, and (b) 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued in connection with the Investor Purchase Agreement, including the funding and commitment premiums under the Investor Purchase Agreement, including 2,791,475 issued to the Investors, all of whom are related parties. In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the 2017 Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, commencing on June 22, 2017, and expiring on July 7, 2017, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  2017 Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement at a price of $7.13 per 2017 Warrant. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock, which were subsequently exercised on August 10, 2017, to participants in the Pre-Emptive Rights Offer. On July 17, 2017, Affinion Holdings issued 2017 Warrants to purchase 418,355 shares of Common Stock, including 2017 Warrants to purchase 414,868 shares of Common Stock to the Investors, all of whom are related parties, in connection with the Investor Purchase

Agreement, including the funding premium under the Investor Purchase Agreement. In addition, as a result of the anti-dilution protections of the 2017 Warrants, the number of shares of Common Stock underlying the 2017 Warrants issued on May 10, 2017 to holders other than the Investors increased, in the aggregate, by 3,487 shares. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement that are triggered by the issuance of 2017 Warrants as part of the funding premium and in the Pre-Emptive Rights Offer.

The 2017 Warrants are immediately exercisable upon issuance and will terminate on the earlier to occur of (i) November 10, 2022 and (ii) five business days following the consummation of a sale of Affinion Holdings or other similar fundamental transaction.  Each 2017 Warrant is exercisable for one share of Common Stock at a price equal to $0.01. The 2017 Warrants will not be exercisable if the recipient of the Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency.

The 2017 Warrants contain customary provisions for the adjustment of the number of shares of Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of Common Stock to the extent that holders of 2017 Warrants are not permitted to participate on an as-exercised basis. The 2017 Warrants were all subject to anti-dilution adjustments (the “Adjustment Feature”) in connection with the issuance of 2017 Warrants pursuant to the Investor Purchase Agreement in respect of the funding premium thereunder and pursuant to the Pre-Emptive Rights Offer that expired on July 7, 2017.  As a result of the application of these anti-dilution adjustments, the 2017 Warrants offered in the Exchange Offers and pursuant to the Investor Purchase Agreement (excluding the 2017 Warrants to be issued in respect of the funding premium) represented, as of July 17, 2017, approximately 15% of the fully diluted ownership of Affinion Holdings and the 2017 Warrants issued as part of the commitment premium under the Investor Purchase Agreement represented, as of July 17, 2017, approximately 14.3% of the fully diluted ownership of Affinion Holdings, in each case without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans.

All Holders of exercisable 2017 Warrants will be entitled to participate in dividends on an as-exercised basis, subject to any regulatory restrictions.  Holders will not be entitled to any other rights of holders of Common Stock until, and to the extent, they have validly exercised their 2017 Warrants.  Upon exercise, such holders will be entitled to execute joinders to the Shareholders Agreement, dated as of November 9, 2015, as amended, by and among Affinion Holdings and the stockholders from time to time party thereto and the Amended and Restated Registration Rights Agreement, dated as of March 31, 2017, and effective as of May 10, 2017, by and among Affinion Holdings and the investors from time to time party thereto.

The Company performed an accounting analysis and determined that the 2017 Warrants represent in substance common stock and that the 2017 Warrants issued pursuant to the Exchange Offers and the Investor Purchase Agreement required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million were recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the Exchange Offers were expensed.

The consummation of the AGI Exchange Offer as of May 10, 2017 resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This may further limit our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 acquisition of the Cendant Marketing Services Division by the Company and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”)) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well. It is not expected at this time that any potential limitation will have a material impact on either the tax provision or the operating results.

On November 9, 2015, concurrent with certain debt exchanges and a subscription rights offering, the Company mandatorily cashlessly converted the then-outstanding Series A Warrants (as defined below) to shares of Class A Common Stock (as defined below). The 130,133,055 shares of Class A Common Stock then-outstanding were converted into 490,083 shares of Class C Common Stock and 515,877 shares of Class D Common Stock. In connection with the debt exchanges and subscription rights offering, 9,093,330 shares of Common Stock were issued.  In addition, in lieu of issuing Common Stock to an investor that would otherwise have beneficially owned more than 19.9% of the Common Stock, the Company issued a Limited Warrant to purchase up to 462,266 shares of Common Stock, which Limited Warrant may only be exercised upon the receipt of requisite regulatory approval.

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three months ended March 31, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and restricted stock units (“RSUs”) outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three months ended March 31, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and RSUs outstanding plus the effect of potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(18.8)	$7.8

Denominator for Common Stock:
Weighted average shares of Common Stock	9,157,071	9,093,330
Weighted average shares for warrants	4,392,936	—
Weighted average shares for vested RSUs	78,864	20,040
Basic weighted average shares of Common Stock	13,628,871	9,113,370
Basic weighted average shares of Common Stock	13,628,871	9,113,370
Weighted average dilutive effect of RSUs	—	—
Diluted weighted average shares of Common Stock	13,628,871	9,113,370

Earnings (loss) per share attributable to holders of Common Stock:
Basic	$(1.38)	$0.85
Diluted	$(1.38)	$0.85

9. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2018 and December 31, 2017, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2018 and December 31, 2017, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2018 and 2017 were (7.6)% and 23.1%, respectively. The difference in the effective tax rates for the three months ended March 31, 2018 and 2017 is primarily a result of the change from income before income taxes and non-controlling interest of $10.5 million for the three months ended March 31, 2017 to a loss before income taxes and non-controlling interests of $17.0 million for the three months ended March 31, 2018 and a decrease in the income tax provision from $2.4 million for the three months ended March 31, 2017 to $1.3 million for the three months ended March 31, 2018. The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

In the fourth quarter of 2017, the Company recognized a provisional tax benefit in the amount of approximately $25.5 million as a component of income tax expense from continuing operations for certain one-time items related to the TCJA for which we were able to determine a reasonable estimate.  As of March 31, 2018, the Company did not record any adjustment to the provisional amounts recorded in the fourth quarter of 2017 as the Company, pursuant to SAB 118, continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued with respect to the other provisions of the TCJA.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized a reduction of $0.2 million of interest related to uncertain tax positions for the three months ended March 31, 2018 and recognized less than $0.1 million of interest related to uncertain tax positions for the three months ended March 31, 2017. The interest has been included in income tax expense for the three months ended March 31, 2018 and 2017. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2018 decreased by $0.4 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

10. COMMITMENTS AND CONTINGENCIES

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

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The Plaintiff alleged that Webloyalty’s enrollment of the Plaintiff using debit card information obtained from a third party via data pass, and not directly from the Plaintiff, was deceptive.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the ECPA, and CUTPA as well as other common law claims.  On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice.  The Plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  On December 20, 2016, the Second Circuit affirmed the District Court of Connecticut’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT.  The District Court of Connecticut held a scheduling conference on March 23, 2017, but discovery has not yet commenced. The defendants have answered the complaint and denied any liability.

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

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware (the “District Court of Delaware”). In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended the Court deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint.  Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 12 to these unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.   Plaintiffs served their First Set of Requests for Production of Documents and Things on December 29, 2017.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (the “OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, the defendants filed their answer.  Discovery is under way.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and as of March 31, 2018 we have accrued $5.7 million for certain asserted claims, including claims for which no litigation has been commenced.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2018, the Company provided guarantees for surety bonds totaling $9.9 million and issued letters of credit totaling $7.3 million.

11. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan (as defined below). As discussed below, on November 9, 2015, the effective date of the Reclassification (as defined below) existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Class C Common Stock and Class D Common Stock and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

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

On November 9, 2015, in conjunction with the exchange offers (the “2015 Exchange Offers”), the consent solicitations (the “2015 Consent Solicitations”) and a rights offering (the “2015 Rights Offering”) conducted by the Company, Affinion Holdings effected the Reclassification (the “Reclassification”) as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options was adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.

On November 9, 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Human Resources Committee (formerly the Compensation Committee) to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan.

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

Stock Options

During the three months ended March 31, 2018 and 2017, there were no options granted to employees under the 2015 Plan. Options granted under the 2015 Plan have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the three months ended March 31, 2018 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2018	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at March 31, 2018	2	1	1	1
Options vested or expected to vest at March 31, 2018	2	1	1	1
Exercisable options at March 31, 2018	2	1	1	1
Weighted average remaining contractual term (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value per option granted in 2018	$—	$—	$—	$—
Weighted average exercise price of outstanding options at March 31, 2018	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of exercisable options at March 31, 2018	$147.12	$147.12	$147.12	$147.12

A summary of activity for options to acquire shares of Common Stock granted under the 2015 Plan for the three months ended March 31, 2018 is presented below (number of options in thousands):

Outstanding options at January 1, 2018	776
Granted	—
Exercised	—
Forfeited or expired	(21)
Outstanding options at March 31, 2018	755
Options vested or expected to vest at March 31, 2018	755
Exercisable options at March 31, 2018	379
Weighted average remaining contractual term (in years)	8.0
Weighted average grant date fair value per option granted in 2018	$—
Weighted average exercise price of outstanding options at March 31, 2018	$13.97
Weighted average exercise price of exercisable options at March 31, 2018	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2018 and 2017 totaled $0.5 million for each period. As of March 31, 2018, there was $3.5 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th vested on the last day of the next eight months, until November 30, 2016. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a “Change in Control” (as defined in the 2015 Plan) and the third anniversary of the date of grant. In connection with the resignation of one of the directors, the RSUs awarded to the resigning director immediately vested. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

On October 24, 2017, six of the non-employee directors were granted RSUs under the 2015 Plan as a component of their annual compensation, however one of the non-employee directors waived receipt of such RSUs. Pursuant to the restricted stock unit agreement entered into with each of the directors, each such director was awarded 9,804 restricted stock units, (i) three-fourths (3/4) of which vested on the date of grant and (ii) the remaining one-fourth (1/4) vested in equal installments on each of October 31, 2017, November 30, 2017 and December 31, 2017, respectively. Each vested restricted stock unit will be settled by the delivery of one share of common stock of Affinion Holdings to the applicable director on the earlier to occur of (A) a “Change in Control” or (B) the third anniversary of the date of grant.

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

There was no stock-based compensation expense related to the RSU awards for the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was no unrecognized compensation cost related to RSU awards.

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) under the 2007 Plan to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award entitled the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards were subject to time-based vesting conditions. Upon termination of employment for any reason, an employee forfeited the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock vested in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the three months ended March 31, 2017, 5,858 shares of Class C Common Stock and 6,161 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million. During the three months ended March 31, 2017, the Company recognized expense related to the 2015 Retention Program of $0.7 million, of which $0.4 million related to the common stock portion of the Retention Awards. There was no expense recognized in relation to the 2015 Retention Plan during the three months ended March 31, 2018.

Subsequent Event

On April 25, 2018, the Board approved (i) the establishment of annual fees of $25,000 ($50,000 for the chairman) payable to each of the members of the Human Resources Committee of the Board, and (ii) an increase of $20,000 in the value of the equity each non-employee director is entitled to receive annually, increasing such amount from $70,000 to $90,000.

12. RELATED PARTY TRANSACTIONS

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

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to accounting irregularities in the former CUC International, Inc. announced on April 15, 1998. Of the legal proceedings disclosed in Note 10 to these unaudited condensed consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

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

2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

As discussed in Note 6, on May 10, 2017, the Company completed the Exchange Offers and exercised its option under the Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. On June 13, 2017, the Company exercised its options under the Investor Purchase Agreement relating to Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, obligating the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion Holdings’ senior notes and the Investments senior subordinated notes not tendered in the Holdings Exchange Offer and Investments Exchange Offer, respectively. Prior to the completion of the Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock. In connection with the 2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, the Company issued approximately $515.1 million aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 4,234,335 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

13. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2018:

								Fair Value At
						2023 and		March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.3	$0.4	0.3	$—	595.3	$—	$596.3	$545.4
Average interest rate	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$10.1	$28.5	$58.6	$67.0	$1,214.4	$—	$1,378.6	$1,425.0
Average interest rate (a)	9.18%	9.18%	9.18%	9.18%	9.18%

(a)	Average interest rate is based on rates in effect at March 31, 2018.

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

During the three months ended March 31, 2017, the Company recognized a realized loss on the forward contracts of $0.6 million. There was no realized gain or loss recognized during the three months ended March 31, 2018.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2018 and December 31, 2017 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2018 and December 31, 2017 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the debt is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Contingent consideration—The Company’s estimated fair value of its contingent consideration at March 31, 2018, which is included in accounts payable and accrued expenses and other long-term liabilities on the condensed consolidated balance sheet, is based on significant inputs not observable in the market (Level 3).  The fair value of the liability is based on a discounted cash flow model and the significant unobservable inputs used consist of discount rates.

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

The following table summarizes financial instruments measured at fair value using Level 3 inputs on a recurring basis as of March 31, 2018.

	Fair Value Measurements at March 31, 2018
	Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Contingent consideration	$9.6	$—	$—	$9.6

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2017.

14. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are net revenues and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology, in addition to expenses previously recorded in corporate such as professional fees related to debt financing activities and stock compensation costs. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2017.

Net Revenues
	For the Three Months Ended
	March 31,	March 31,
	2018	2017
	(in millions)
Global Loyalty	$63.8	$57.0
Global Customer Engagement	95.7	89.2
Insurance Solutions	49.6	56.7
Subtotal	209.1	202.9
Legacy Membership and Package	29.4	38.2
	$238.5	$241.1

Segment EBITDA
	For the Three Months Ended
	March 31,	March 31,
	2018	2017
	(in millions)
Global Loyalty	$25.0	$20.1
Global Customer Engagement	21.3	12.9
Insurance Solutions	13.3	20.0
Subtotal	59.6	53.0
Legacy Membership and Package	12.5	9.0
Corporate	(17.6)	(12.6)
	$54.5	$49.4

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
	(in millions)
Segment EBITDA	$54.5	$49.4
Depreciation and amortization	(12.1)	(11.3)
Income from operations	$42.4	$38.1

15. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, and the related condensed consolidating statements of comprehensive income (loss) and cash flows for the three months ended March 31, 2018 and 2017 for (i) the Company (which is a parent guarantor of the 2017 Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the 2017 Notes (Affinion) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2017 Notes) on a combined basis, (iv) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2017 Notes) on a combined basis and (v) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of (1) the parent guarantor (the Company) and (2) each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the 2017 Notes (Affinion) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

During 2017, Affinion consummated the 2017 Exchange Offers, issuance of 2017 Notes and 2017 Warrants and redemptions of other outstanding notes. Under the indenture governing the 2017 Notes, the Company and certain domestic and international subsidiaries of Affinion guarantee the 2017 Notes. Accordingly, the Company has recast its previously reported statements of operations and cash flows for the three months ended March 31, 2017 to reflect the guarantors and non-guarantors under the 2017 Notes.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2018

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11.4	$13.9	$26.8	$—	$52.1
Restricted cash	—	0.9	18.6	5.5	—	25.0
Receivables, net	—	3.7	136.0	38.9	—	178.6
Profit-sharing receivables from insurance carriers	—	—	20.0	—	—	20.0
Prepaid commissions	—	—	36.4	7.4	—	43.8
Other current assets	—	32.3	35.3	11.1	—	78.7
Total current assets	—	48.3	260.2	89.7	—	398.2
Property and equipment, net	—	6.3	95.8	5.8	—	107.9
Contract rights and list fees, net	—	—	18.9	—	—	18.9
Goodwill	—	—	188.9	51.5	—	240.4
Other intangibles, net	—	—	28.3	8.6	—	36.9
Investment in subsidiaries	—	2,732.5	58.0	—	(2,790.5)	—
Intercompany loan receivable	—	362.9	—	9.6	(372.5)	—
Intercompany receivables	32.5	—	2,743.4	—	(2,775.9)	—
Other non-current assets	—	0.5	27.4	1.2	—	29.1
Total assets	$32.5	$3,150.5	$3,420.9	$166.4	$(5,938.9)	$831.4
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.3	$—	$—	$13.7
Accounts payable and accrued expenses	2.2	126.1	202.6	53.8	—	384.7
Deferred revenue	—	—	55.1	6.4	—	61.5
Income taxes payable	—	0.5	0.8	2.6	—	3.9
Total current liabilities	2.2	140.0	258.8	62.8	—	463.8
Long-term debt	—	1,884.8	0.6	—	—	1,885.4
Deferred income taxes	—	0.1	6.2	0.9	—	7.2
Deferred revenue	—	0.2	3.5	0.1	—	3.8
Intercompany loans payable	28.9	—	343.6	—	(372.5)	—
Intercompany payables	—	2,723.0	—	52.9	(2,775.9)	—
Other long-term liabilities	—	16.1	21.1	4.8	—	42.0
Negative carrying amount of subsidiaries, net	1,573.7	—	—	—	(1,573.7)	—
Total liabilities	1,604.8	4,764.2	633.8	121.5	(4,722.1)	2,402.2
Total Affinion Group Holdings, Inc. deficit	(1,572.3)	(1,613.7)	2,787.1	43.4	(1,216.8)	(1,572.3)
Non-controlling interest in subsidiary	—	—	—	1.5	—	1.5
Total deficit	(1,572.3)	(1,613.7)	2,787.1	44.9	(1,216.8)	(1,570.8)
Total liabilities and deficit	$32.5	$3,150.5	$3,420.9	$166.4	$(5,938.9)	$831.4

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$15.4	$20.0	$—	$39.8
Restricted cash	—	0.8	18.4	5.6	—	24.8
Receivables, net	—	3.0	118.8	33.8	—	155.6
Profit-sharing receivables from insurance carriers	—	—	23.4	—	—	23.4
Prepaid commissions	—	—	34.5	6.4	—	40.9
Other current assets	—	23.9	32.6	11.1	—	67.6
Total current assets	—	32.1	243.1	76.9	—	352.1
Property and equipment, net	—	4.6	98.0	5.8	—	108.4
Contract rights and list fees, net	—	—	18.8	—	—	18.8
Goodwill	—	—	187.7	37.0	—	224.7
Other intangibles, net	—	—	29.8	4.2	—	34.0
Investment in subsidiaries	—	2,648.7	54.5	—	(2,703.2)	—
Intercompany loan receivable	—	355.5	—	5.0	(360.5)	—
Intercompany receivables	33.7	—	2,663.5	—	(2,697.2)	—
Other non-current assets	—	0.5	27.1	1.3	—	28.9
Total assets	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.5	$—	$—	$13.9
Accounts payable and accrued expenses	3.7	80.3	193.0	48.5	—	325.5
Deferred revenue	—	—	45.4	6.1	—	51.5
Income taxes payable	—	0.4	0.9	1.9	—	3.2
Total current liabilities	3.7	94.1	239.8	56.5	—	394.1
Long-term debt	—	1,886.7	0.6	—	—	1,887.3
Deferred income taxes	—	0.1	4.9	0.5	—	5.5
Deferred revenue	—	0.2	3.6	0.3	—	4.1
Intercompany loans payable	28.9	—	331.6	—	(360.5)	—
Intercompany payables	—	2,649.3	—	47.9	(2,697.2)	—
Other long-term liabilities	—	9.1	21.5	2.9	—	33.5
Negative carrying amount of subsidiaries, net	1,559.7	—	—	—	(1,559.7)	—
Total liabilities	1,592.3	4,639.5	602.0	108.1	(4,617.4)	2,324.5
Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,598.1)	2,720.5	21.1	(1,143.5)	(1,558.6)
Non-controlling interest in subsidiary	—	—	—	1.0	—	1.0
Total deficit	(1,558.6)	(1,598.1)	2,720.5	22.1	(1,143.5)	(1,557.6)
Total liabilities and deficit	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$211.7	$29.3	$(2.5)	$238.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	58.7	7.9	—	66.6
Operating costs	—	10.5	66.7	12.0	(2.5)	86.7
General and administrative	—	15.3	12.2	2.5	—	30.0
Facility exit costs	—	—	0.7	—	—	0.7
Depreciation and amortization	—	0.2	10.5	1.4	—	12.1
Total expenses	—	26.0	148.8	23.8	(2.5)	196.1
Income (loss) from operations	—	(26.0)	62.9	5.5	—	42.4
Interest expense	—	(58.9)	(0.2)	(0.1)	—	(59.2)
Interest income (expense) - intercompany	(0.2)	0.4	(0.3)	0.1	—	—
Other expense, net	—	—	0.1	(0.3)	—	(0.2)
Income (loss) before income taxes and non- controlling interest	(0.2)	(84.5)	62.5	5.2	—	(17.0)
Income tax provision	—	—	—	(1.3)	—	(1.3)
	(0.2)	(84.5)	62.5	3.9	—	(18.3)
Equity in income (loss) of subsidiaries	(18.6)	65.9	3.4	—	(50.7)	—
Net income (loss)	(18.8)	(18.6)	65.9	3.9	(50.7)	(18.3)
Less: net income attributable to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(18.8)	$(18.6)	$65.9	$3.4	$(50.7)	$(18.8)

Net income (loss)	$(18.8)	$(18.6)	$65.9	$3.9	$(50.7)	$(18.3)
Currency translation adjustment, net of tax	3.0	3.0	—	0.8	(3.8)	3.0
Comprehensive income (loss)	(15.8)	(15.6)	65.9	4.7	(54.5)	(15.3)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(15.8)	$(15.6)	$65.9	$4.2	$(54.5)	$(15.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$213.7	$27.4	$—	$241.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	66.2	11.7	—	77.9
Operating costs	—	10.6	64.0	14.8	—	89.4
General and administrative	0.1	12.0	10.2	2.0	—	24.3
Facility exit costs	—	—	0.1	—	—	0.1
Depreciation and amortization	—	0.2	10.1	1.0	—	11.3
Total expenses	0.1	22.8	150.6	29.5	—	203.0
Income (loss) from operations	(0.1)	(22.8)	63.1	(2.1)	—	38.1
Interest expense	(0.5)	(25.8)	(0.9)	(0.3)	—	(27.5)
Interest income (expense) - intercompany	(0.2)	(0.4)	0.4	0.2	—	—
Other expense, net	—	—	(0.1)	—	—	(0.1)
Income (loss) before income taxes and non- controlling interest	(0.8)	(49.0)	62.5	(2.2)	—	10.5
Income tax provision	—	(0.2)	(1.3)	(0.9)	—	(2.4)
	(0.8)	(49.2)	61.2	(3.1)	—	8.1
Equity in income of subsidiaries	8.6	57.8	(3.4)	—	(63.0)	—
Net income (loss)	7.8	8.6	57.8	(3.1)	(63.0)	8.1
Less: net income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$7.8	$8.6	$57.8	$(3.4)	$(63.0)	$7.8

Net income (loss)	$7.8	$8.6	$57.8	$(3.1)	$(63.0)	$8.1
Currency translation adjustment, net of tax	0.8	0.9	(0.1)	0.4	(1.1)	0.9
Comprehensive income (loss)	8.6	9.5	57.7	(2.7)	(64.1)	9.0
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$8.6	$9.5	$57.7	$(3.1)	$(64.1)	$8.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(18.8)	$(18.6)	$65.9	$3.9	$(50.7)	$(18.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.2	10.5	1.4	—	12.1
Amortization of debt discount, financing costs and carrying value adjustment	—	4.4	—	—	—	4.4
Provision for accounts receivable loss	—	—	0.3	—	—	0.3
Facility exit costs	—	—	0.7	—	—	0.7
Share-based compensation	—	0.5	—	—	—	0.5
Equity in (income) loss of subsidiaries	18.6	(65.9)	(3.4)	—	50.7	—
Deferred income taxes	—	—	—	0.5	—	0.5
Net change in assets and liabilities:
Receivables	—	(0.7)	(17.2)	(2.5)	—	(20.4)
Profit-sharing receivables from insurance carriers	—	—	3.4	—	—	3.4
Prepaid commissions	—	—	(1.4)	(0.8)	—	(2.2)
Other current assets	—	(8.4)	(2.4)	0.5	—	(10.3)
Contract rights and list fees	—	—	(0.1)	—	—	(0.1)
Other non-current assets	—	(0.1)	0.2	—	—	0.1
Accounts payable and accrued expenses	(1.5)	40.4	10.9	3.3	—	53.1
Deferred revenue	—	—	9.1	0.2	—	9.3
Income taxes receivable and payable	—	0.1	0.4	0.5	—	1.0
Other long-term liabilities	—	—	(1.1)	(0.6)	—	(1.7)
Other, net	—	(0.9)	8.9	(9.3)	—	(1.3)
Net cash provided by (used in) operating activities	(1.7)	(49.0)	84.7	(2.9)	—	31.1
Investing Activities
Capital expenditures	—	(0.8)	(6.0)	(0.4)	—	(7.2)
Acquisition-related payments	—	(6.5)	—	0.7	—	(5.8)
Intercompany receivables and payables	—	—	(84.2)	—	84.2	—
Net cash provided by (used in) investing activities	—	(7.3)	(90.2)	0.3	84.2	(13.0)
Financing Activities
Borrowings under revolving credit facility, net	—	(3.0)	—	—	—	(3.0)
Principal payments on borrowings	—	(3.4)	(0.2)	—	—	(3.6)
Intercompany receivables and payables	1.7	73.2	—	9.3	(84.2)	—
Intercompany loans	—	(3.4)	3.9	(0.5)	—	—
Net cash provided by (used in) financing activities	1.7	63.4	3.7	8.8	(84.2)	(6.6)
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.5	0.5	—	1.0
Net increase (decrease) in cash and cash equivalents	—	7.1	(1.3)	6.7	—	12.5
Cash, cash equivalents and restricted cash, beginning of period	—	5.2	33.8	25.6	—	64.6
Cash, cash equivalents and restricted cash, end of period	$—	$12.3	$32.5	$32.3	$—	$77.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In millions)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$7.8	$8.6	$57.8	$(3.1)	$(63.0)	$8.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	0.2	10.1	1.0	—	11.3
Amortization of debt discount, financing costs and carrying value adjustment	—	(5.7)	(2.3)	—	—	(8.0)
Provision for accounts receivable loss	—	—	0.6	—	—	0.6
Facility exit costs	—	—	0.1	—	—	0.1
Share-based compensation	—	0.9	—	—	—	0.9
Equity in (income) loss of subsidiaries	(8.6)	(57.8)	3.4	—	63.0	—
Deferred income taxes	—	0.1	0.8	0.1	—	1.0
Net change in assets and liabilities:
Receivables	—	(0.2)	(10.1)	(5.7)	—	(16.0)
Profit-sharing receivables from insurance carriers	—	—	(3.0)	—	—	(3.0)
Prepaid commissions	—	—	0.7	(0.2)	—	0.5
Other current assets	—	(31.2)	13.0	2.4	—	(15.8)
Contract rights and list fees	—	—	(0.3)	—	—	(0.3)
Other non-current assets	—	—	0.3	0.1	—	0.4
Accounts payable and accrued expenses	(0.4)	23.9	7.9	(0.7)	—	30.7
Deferred revenue	—	—	(1.1)	(0.1)	—	(1.2)
Income taxes receivable and payable	—	0.1	(0.2)	0.5	—	0.4
Other long-term liabilities	—	(0.1)	(1.4)	—	—	(1.5)
Other, net	—	(0.4)	1.0	(0.6)	—	—
Net cash provided by (used in) operating activities	(1.2)	(61.6)	77.3	(6.3)	—	8.2
Investing Activities
Capital expenditures	—	(0.7)	(9.9)	0.1	—	(10.5)
Intercompany receivables and payables	—	—	(85.1)	—	85.1	—
Net cash provided by (used in) investing activities	—	(0.7)	(95.0)	0.1	85.1	(10.5)
Financing Activities
Principal payments on borrowings	—	(1.9)	—	—	—	(1.9)
Intercompany receivables and payables	1.2	73.1	—	10.8	(85.1)	—
Intercompany loans	—	(15.3)	15.7	(0.4)	—	—
Net cash provided by (used in) financing activities	1.2	55.9	15.7	10.4	(85.1)	(1.9)
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.2	0.1	—	0.3
Net increase (decrease) in cash and cash equivalents	—	(6.4)	(1.8)	4.3	—	(3.9)
Cash, cash equivalents and restricted cash, beginning of period	1.5	9.1	32.9	20.3	—	63.8
Cash, cash equivalents and restricted cash, end of period	$1.5	$2.7	$31.1	$24.6	$—	$59.9

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (as amended, the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2018 to 2017. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2018 and 2017, and our financial condition as of March 31, 2018, as well as a discussion of our liquidity and capital resources as of March 31, 2018.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, included in the Form 10-K for a summary of our significant accounting policies.

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

•

Insurance programs and solutions that help protect consumers in the event of a covered accident, injury, illness, or death. We market accident and life insurance programs on behalf of our financial institution partners. We work with leading insurance carriers to administer coverage for approximately 18.4 million people. These insurance solutions provide affordable, convenient insurance to consumers resulting in proven customer loyalty and generating incremental revenue for our clients.  Our insurance solutions include accidental death and dismemberment insurance (“AD&D”), hospital accident plan, recuperative care, graded benefit whole life and simplified issue term life insurance.

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

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marked another major step in our strategic plan and ongoing transformation.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of almost 6,150 clients, approximately 43 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 43.7 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2017. We believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2017, we offered 13 core products and services with 245 unique benefits and supported more than 4,300 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any direct marketing channel, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We compete for significant portfolios of large clients with needs that are suited to scalable servicing, and that demand superior customer service and offerings for a material portion of their business. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 10 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “—2017 Credit Agreement Refinancing and International Notes Redemption” and the Exchange Offers, issuance of 2017 Notes and 2017 Warrants pursuant to the Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “—2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of 2017 Notes and 2017 Warrants pursuant to the Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

The Apollo Transactions

On October 17, 2005, Cendant completed the sale of the Predecessor to Affinion, an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

Upon consummation of the 2015 Exchange Offers, the related consent solicitations (the “2015 Consent Solicitations”) and the 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” ) as follows: All of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants (the “Series A Warrants”)), consisting of 84,842,535 outstanding shares  of Class A Common Stock and 45,003,196 shares of Class A Common Stock underlying the Series A Warrants, was converted into (i) 490,083 shares of Affinion Holdings’ Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) 515,877 shares of Affinion Holdings’ Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In connection with the Reclassification, (i) the Apollo Funds received 218,002 shares of Class C Common Stock and 229,476 shares of Class D Common Stock, or 4.7% of the outstanding Common Stock on a  beneficial ownership basis after giving effect to the conversion of the Class C/D  Common Stock held by the Apollo Funds, and (ii) General Atlantic received 65,945 shares of Class C Common Stock and 69,415 shares of Class D Common Stock, or 1.5% of the outstanding Common Stock on a beneficial ownership basis after giving effect to the conversion of the Class C/D Common Stock held by General Atlantic.

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

2017 Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new credit facility (the “2017 Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The 2017 Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the 2017 Credit Facility), if any, and the proceeds from certain specified transactions.

The proceeds of the term loans under the 2017 Credit Facility were used by Affinion to refinance its credit facility, which was amended and restated in May 2014, to redeem in full the International Notes, to pay transaction fees and expenses and for general corporate purposes.

On November 30, 2017, Affinion entered into the First Amendment to the 2017 Credit Facility, pursuant to which the parties (i) revised the 2017 Credit Facility in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20.0 million.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million in aggregate principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the 2017 Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “2017 Notes”) and new warrants (the “2017 Warrants”) to acquire shares of Common Stock or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 2013 senior notes for (i) 2017 Notes and 2017 Warrants or (ii) cash; and (c) Affinion Investments completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “Exchange Offers”) Affinion Investments’ senior subordinated notes (the Investments senior subordinated notes together with Affinion’s 2010 senior notes and Affinion Holdings’ 2013 senior notes, the “Existing Notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash. Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of 2017 Notes, 2017 Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of 2017 Notes and 2017 Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of 2017 Notes and 2017 Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of 2017 Notes, 2017 Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of 2017 Notes and 2017 Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the 2017 Notes issued pursuant to the Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the Exchange Offers.

Previously, in connection with the Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Secondaries Advisors LLC (“ICG”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase 2017 Notes and 2017 Warrants in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of 2017 Notes and the same number of 2017 Warrants that such principal amount of 2017 Notes would have been issued as part of the Exchange Offers, as described in more detail in Note 6 to the unaudited condensed consolidated financial statements.

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

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of 2017 Notes and Affinion Holdings issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of 2017 Notes and 2017 Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the 2017 Notes and 2017 Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The 2017 Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the 2017 Warrants issued as part of the funding premium) that are triggered by the issuance of 2017 Warrants as part of the funding premium.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of 2017 Notes to the Investors and Affinion Holdings issued 2017 Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of 2017 Notes that Affinion issued on May 10, 2017.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the 2017 Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings offered (the “Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement)  of  2017 Warrants at an exercise price of $0.01 per 2017 Warrant pursuant to the Pre-Emptive Rights Offer. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock to participants in the Pre-Emptive Rights Offer.

The consummation of the Exchange Offers resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

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

	Three Months Ended
	March 31,
	2018	2017
Global Loyalty
Gross Transactional Sales Volume (1)	$928,968	$762,837
Gross Transactional Sales Volume per Transaction (1)	$286.72	$214.98
Total Transactions	3,240	3,548
Global Customer Engagement
Average Subscribers (2)	2,467	2,532
Annualized Net Revenue per Average Subscriber (3)	$110.14	$101.16
Engagement Solutions Platform Revenue	$27,886	$25,212
Insurance Solutions
Average Supplemental Insureds (2)	3,029	3,195
Annualized Net Revenue per Supplemental Insured (3)	$64.14	$69.53
Legacy Membership and Package
Average Legacy Members (2)	795	1,217
Annualized Net Revenue per Legacy Member (3)	$105.07	$106.60

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

Segment EBITDA and Adjusted EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (U.S. GAAP) and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes our consolidated results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31,	March 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$238.5	$241.1	$(2.6)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	66.6	77.9	(11.3)
Operating costs	86.7	89.4	(2.7)
General and administrative	30.0	24.3	5.7
Facility exit costs	0.7	0.1	0.6
Depreciation and amortization	12.1	11.3	0.8
Total expenses	196.1	203.0	(6.9)
Income from operations	42.4	38.1	4.3
Interest expense	(59.2)	(27.5)	(31.7)
Other expense, net	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes and non-controlling interest	(17.0)	10.5	(27.5)
Income tax provision	(1.3)	(2.4)	1.1
Net income (loss)	(18.3)	8.1	(26.4)
Less: net income attributable to non-controlling interest	(0.5)	(0.3)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(18.8)	$7.8	$(26.6)

Summary of Operating Results for the Three Months Ended March 31, 2018

The following is a summary of changes affecting our operating results for the three months ended March 31, 2018.

Net revenues decreased $2.6 million, or 1.1%, for the three months ended March 31, 2018 as compared to the same period of the prior year primarily due to lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenues in Insurance primarily due to a higher cost of insurance and slightly lower supplemental insureds. These decreases were partially offset by higher net revenue in Global Loyalty primarily due to increased growth with existing clients and launches with new clients and higher revenue in Global Customer Engagement primarily due to the favorable impact of foreign exchange. Under the prior revenue recognition guidance, net revenues would have increased by $4.2 million, or 1.7%.

Segment EBITDA increased $5.1 million for the three months ended March 31, 2018 as compared to the same period of the prior year as the impact of the lower net revenues and higher general and administrative expenses was more than offset by lower marketing and commissions and operating costs. Under the prior revenue recognition guidance, Segment EBITDA would have increased by $11.9 million.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net Revenues. During the three months ended March 31, 2018, we reported net revenues of $238.5 million, a decrease of $2.6 million, or 1.1%, as compared to net revenues of $241.1 million for the three months ended March 31, 2017.  Global Loyalty net revenues increased $6.8 million primarily due to increased growth with existing clients and launches with new clients. Net revenues increased $6.5 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange. Insurance Solutions net revenues decreased $7.1 million primarily from a higher cost of insurance principally from higher claims experience along with the impact of slightly lower supplemental insureds.  Net revenues in Legacy Membership and Package decreased $8.8 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue, primarily the result of lower average package members. Under the prior revenue recognition guidance, net revenues would have increased by $4.2 million, or 1.7%.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $11.3 million, or 14.5%, to $66.6 million for the three months ended March 31, 2018 from $77.9 million for the three months ended March 31, 2017. Marketing and commissions expense decreased $6.2 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base. Global Customer Engagement marketing and commissions expense also decreased, primarily due to lower employee related costs.

Operating Costs. Operating costs decreased by $2.7 million, or 3.0%, to $86.7 million for the three months ended March 31, 2018 from $89.4 million for the three months ended March 31, 2017. Costs decreased $3.6 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense increased by $5.7 million, or 23.5% to $30.0 million for the three months ended March 31, 2018 from $24.3 million for the three months ended March 31, 2017, primarily driven by higher corporate costs of $4.3 million from higher employee related costs and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.8 million, or 7.1%, to $12.1 million for the three months ended March 31, 2018 from $11.3 million for the three months ended March 31, 2017, primarily from an increase in depreciation expense of $0.6 million.

Interest Expense. Interest expense increased $31.7 million, or 115.3% to $59.2 million for the three months ended March 31, 2018 as compared to $27.5 million for the three months ended March 31, 2017 as a result of the restructuring of our debt on May 10, 2017 whereby we entered into the 2017 Credit Facility, which included term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed the Exchange Offers. The new debt issues are at higher principal amounts with associated higher interest rates than those of our previously outstanding debt.

Income Tax Expense. Income tax expense decreased by $1.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to a decrease in the current foreign tax provisions and deferred federal tax provisions for the three months ended March 31, 2018, partially offset by an increase in the current state tax provision and the foreign tax provisions for the same period.

The Company’s effective income tax rates for the three months ended March 31, 2018 and 2017 were (7.6)% and 23.1%, respectively. The difference in the effective tax rates for the three months ended March 31, 2018 and 2017 is primarily a result of the change  from income before income taxes and non-controlling interest of $10.5 million for the three months ended March 31, 2017 to a loss before income taxes and non-controlling interest of $17.0 million for the three months ended March 31, 2018 and a decrease in the income tax provision from $2.4 million for the three months ended March 31, 2017 to $1.3 million for the three months ended March 31, 2018. The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment, including a reconciliation of Segment EBITDA and Adjusted EBITDA to income from operations, are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$63.8	$57.0	$6.8	$25.0	$20.1	$4.9	$25.5	$25.0	$0.5
Global Customer Engagement	95.7	89.2	6.5	21.3	12.9	8.4	23.0	14.8	8.2
Insurance Solutions	49.6	56.7	(7.1)	13.3	20.0	(6.7)	13.4	20.2	(6.8)
Subtotal	209.1	202.9	6.2	59.6	53.0	6.6	61.9	60.0	1.9
Legacy Membership and Package	29.4	38.2	(8.8)	12.5	9.0	3.5	12.6	10.9	1.7
Corporate	—	—	—	(17.6)	(12.6)	(5.0)	(12.8)	(11.0)	(1.8)
Total	$238.5	$241.1	$(2.6)	54.5	49.4	5.1	61.7	59.9	1.8
Business optimization expenses and restructuring charges or expenses							(5.5)	(3.2)	(2.3)
Extraordinary or nonrecurring or unusual losses, expenses or charges							(0.1)	(6.2)	6.1
Other, net							(1.6)	(1.1)	(0.5)
Depreciation and amortization				(12.1)	(11.3)	(0.8)	(12.1)	(11.3)	(0.8)
Income from operations				$42.4	$38.1	$4.3	$42.4	$38.1	$4.3

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 by reportable segment.

	Three Months Ended March 31, 2018
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.7	$1.7	$—	$—	$3.1	$5.5
Extraordinary or nonrecurring or unusual losses, expenses or charges	(0.2)	—	0.1	0.1	0.1	0.1
Other, net	—	—	—	—	1.6	1.6
Total	$0.5	$1.7	$0.1	$0.1	$4.8	$7.2

	Three Months Ended March 31, 2017
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$1.6	$0.1	$0.8	$0.7	$3.2
Extraordinary or nonrecurring or unusual losses, expenses or charges	5.2	0.1	—	1.0	(0.1)	6.2
Other, net	(0.3)	0.2	0.1	0.1	1.0	1.1
Total	$4.9	$1.9	$0.2	$1.9	$1.6	$10.5

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 14 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Global Loyalty net revenues increased by $6.8 million, or 11.9%, for the three months ended March 31, 2018 to $63.8 million as compared to $57.0 million for the three months ended March 31, 2017. Net revenues include a $6.9 million reduction as a result of the January 1, 2018 adoption of the new revenue recognition guidance.  Under the prior revenue recognition guidance, net revenues would have increased $13.7 million or 24.0%.  The net revenue increase was primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $4.9 million, or 24.4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The three months ended March 31, 2017 included a charge of $5.2 million recorded in relation to the remediation of an external gift card inventory cyber theft, which negatively affected Segment EBITDA.  The three months ended March 31, 2018 includes a $6.9 million reduction from the adoption of the new revenue recognition standard.  Excluding the gift card cyber theft and Under the prior revenue recognition guidance, Segment EBITDA would have increased by $6.6 million or 26.1% and was primarily due to increased revenue growth with existing clients and launches with new clients partially offset by higher servicing costs.

Global Customer Engagement. Global Customer Engagement net revenues increased by $6.5 million, or 7.3%, to $95.7 million for the three months ended March 31, 2018 as compared to $89.2 million for the three months ended March 31, 2017. Net revenues increased $7.5 million from the favorable impact of foreign exchange and decreased $1.0 million on a currency consistent basis.

Segment EBITDA increased $8.4 million, or 65.1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 from the higher net revenues of $6.5 million and lower operating expenses of $1.9 million primarily from lower employee related costs.

Insurance Solutions. Insurance Solutions net revenues decreased by $7.1 million, or 12.5%, to $49.6 million for the three months ended March 31, 2018 as compared to $56.7 million for the three months ended March 31, 2017. Net revenues decreased primarily from a higher cost of insurance principally from higher claims experience and the impact of slightly lower supplemental insureds.

Segment EBITDA decreased by $6.7 million, or 33.5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as the impact of lower net revenues was partially offset by slightly lower operating expenses.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $8.8 million, or 23.0%, to $29.4 million for the three months ended March 31, 2018 as compared to $38.2 million for the three months ended March 31, 2017.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA increased by $3.5 million, or 38.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Segment EBITDA increased as the impact from the lower net revenues of $8.8 million was more than offset by lower marketing and commissions expense of $6.2 million, lower operating costs of $3.6 million and lower general and administrative expenses of $2.5 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to cost savings initiatives and lower fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased by $5.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to higher employee related costs and professional fees.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2018 and December 31, 2017

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Total assets	$831.4	$766.9	$64.5
Total liabilities	2,402.2	2,324.5	77.7
Total deficit	(1,570.8)	(1,557.6)	(13.2)

Total assets increased by $64.5 million, primarily due to an increase in receivables of $23.0 million, principally due to increased redemption volume in the Global Loyalty segment and an increase in goodwill of $15.7 million, principally due to the acquisition of Tavisca Solutions Pvt. Ltd.

Total liabilities increased by $77.7 million, primarily due to an increase in accounts payable and accrued expenses of $59.2 million, principally due to the planned pay down of accounts payable as of December 31, 2017, an increase in accrued interest as of March 31, 2018 due to the accumulation of PIK Interest on the 2017 Notes and an increase in prepayments from clients for gift card purchases.

Total deficit increased by $13.2 million, principally due to the net loss of $18.3 million, partially offset by the change in currency translation adjustment of $3.0 million, the impact of the January 1, 2018 adoption of the new revenue recognition guidance of $1.6 million and share-based compensation of $0.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe, based on our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under the revolving credit facility of the 2017 Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $3.35 million quarterly amortization payments on Affinion’s term loan facility under the 2017 Credit Facility. In addition, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under the term loan facility under the 2017 Credit Facility.

In addition to quarterly amortization payments, the term loan facility requires mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in the 2017 Credit Facility. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash.  Increases to excess cash flow include decreases to working capital and certain other receipts of cash.  If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the term loan facility in an amount equal to a percentage of the excess cash flow may be required.  Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period. Second, a prepayment may be required with the net proceeds of certain asset sales.   However, certain of such net proceeds will not be required to be applied to prepay the 2017 Credit Facility if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by our debt agreements following the 2017 Transactions consisting of the 2017 Credit Facility and the indenture governing the 2017 Notes.

Although we historically have a working capital deficit, we anticipate that in future periods the reduction in cash interest payments compared to those under our prior financing arrangements will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available funds under the revolving credit facility under our 2017 Credit Facility. In addition, during 2018, our required quarterly amortization payments under the term loan under our 2017 Credit Facility is not significant and we do not currently anticipate any other mandatory principal prepayments under the term loan.

Cash Flows – Three Months Ended March 31, 2018 and 2017

At March 31, 2018, we had $52.1 million of cash and cash equivalents on hand and $25.0 million of restricted cash, an increase of $17.2 million from $35.1 million of cash and cash equivalents on hand and $24.8 million of restricted cash at March 31, 2017.

The following table summarizes our cash flows and compares the $12.5 million increase in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2017 to March 31, 2018 to the $3.9 million decrease in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2016 to March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
	(in millions)
Cash provided by (used in):
Operating activities	$31.1	$8.2	$22.9
Investing activities	(13.0)	(10.5)	(2.5)
Financing activities	(6.6)	(1.9)	(4.7)
Effect of exchange rate changes	1.0	0.3	0.7
Net change in cash and cash equivalents	$12.5	$(3.9)	$16.4

Operating Activities

During the three months ended March 31, 2018, we generated $22.9 million more cash from operating activities than during the three months ended March 31, 2017. Segment EBITDA increased $5.1 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, which included a $5.2 million charge for the third-party gift card inventory theft. During the three months ended March 31, 2018, we generated $22.4 million more cash from accounts payable primarily due to the timing of vendor payments.

Investing Activities

We used $2.5 million more cash in investing activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we used $7.2 million for capital expenditures and made $5.8 million in acquisition-related payments, net of cash acquired. During the three months ended March 31, 2017, we used $10.5 million for capital expenditures.

Financing Activities

We used $4.7 million more cash in financing activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we made payments on our term loan and other debt of $3.6 million and had net repayments under our revolving credit facility of $3.0 million. During the three months ended March 31, 2017, we had repayments under Affinion’s first lien term loan and other debt of $1.9 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of March 31, 2018, we had approximately $2.0 billion in indebtedness.

At March 31, 2018, on a consolidated basis, Affinion had $1,326.6 million outstanding term loans under Affinion’s 2017 Credit Facility, as defined below ($1,299.1 million, net of discount) and $595.3 million outstanding under Affinion’s 2017 Notes, as defined below ($573.6 million, net of discount). At March 31, 2018, there were borrowings of $52.0 million ($49.7 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $53.0 million available under the revolving credit facility, after giving effect to the issuance of $5.0 million of letters of credit.

As of March 31, 2018, Affinion’s 2017 Credit Facility and the indenture governing Affinion’s 2017 Notes contained various restrictive covenants that apply to Affinion. As of March 31, 2018, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

The 2017 Refinancing Transactions

On May 10, 2017, Affinion entered into the 2017 Credit Facility having a five-year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. The proceeds of the term loans under the 2017 Credit Facility were used by Affinion to refinance its existing senior secured credit facility (the “Credit Agreement Refinancing”), to redeem in full the International Notes (the “International Notes Redemption”), to pay transaction fees and expenses and for general corporate purposes. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The 2017 Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the 2017 Credit Facility), if any, and the proceeds from certain specified transactions.

The interest rates with respect to the term loans and revolving loans under the 2017 Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the 2017 Credit Facility and any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the three months ended March 31, 2018, the maximum ratio of senior secured debt to EBITDA was 7.25:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0.

On May 10, 2017, Affinion International (i) elected to redeem all of its outstanding $118.5 million in aggregate principal amount of International Notes on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the 2017 Credit Facility to effect such redemption with the trustee under the indenture governing the International Notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

On May 10, 2017, (a) Affinion completed the AGI Exchange Offer; (b) Affinion Holdings completed the Holdings Exchange Offer; and (c) Affinion Investments completed the Investments Exchange Offer.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash.  Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash.  Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of 2017 Notes, 2017 Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of 2017 Notes and 2017 Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of 2017 Notes and 2017 Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of 2017 Notes, 2017 Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of 2017 Notes and 2017 Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the 2017 Notes issued pursuant to the Investor Purchase Agreement to pay the cash tender consideration to participating holders in the Exchange Offers.

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

The 2017 Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the 2017 Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding 2017 Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for the first interest period was paid in PIK Interest on November 10, 2017.

For any interest payment period ending after the date that is the 18 month anniversary of the Settlement Date, (i) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio (as defined in the indenture governing the 2017 Notes (the “2017 Notes Indenture”)) would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio (as defined in the 2017 Notes Indenture) would be greater than or equal to 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity (as defined in the 2017 Notes Indenture) less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the 2017 Notes for such interest period entirely in Cash Interest at a rate per annum of 12.50%, (ii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be less than or equal to 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be greater than or equal to 1.250 to 1.000 but less than 1.375 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, and Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is equal to or greater than $80.0 million as of the record date for such interest payment, then Affinion shall be required to pay interest on the 2017 Notes for such interest period as a combination (“Combined Interest”) of Cash Interest at a rate per annum of 6.50% and PIK Interest at a rate per annum of 7.50% and (iii) if immediately after giving effect to such interest payment, on a pro forma basis, Affinion’s Senior Secured Leverage Ratio would be greater than 4.375 to 1.000, Affinion’s Consolidated Fixed Charge Coverage Ratio would be less than 1.250 to 1.000, in each case, as of the last day of the most recently completed fiscal quarter of Affinion immediately preceding the scheduled interest payment date for which internal financial statements are available, or Affinion’s Average Liquidity less the amount of the anticipated cash interest payment is less than $80.0 million as of the record date for such interest payment, then Affinion may elect to pay interest on the 2017 Notes for such interest period as PIK Interest at a rate per annum of: (x) 14.75% for any interest payment period ending on or prior to the date that is the 30 month anniversary of the Settlement Date and (y) 15.50% for any interest payment period ending after the date that is the 30 month anniversary of the Settlement Date; provided that, for the avoidance of doubt, if the aforementioned ratios are satisfied and require Affinion to either pay Cash Interest or Combined Interest for any interest period, as applicable, any restriction in the 2017 Credit Facility on the payment of such interest shall not relieve Affinion of such obligation to pay Cash Interest or Combined Interest, as applicable, for such interest period and Affinion shall take all such actions as may be required in order to permit such payment of Cash Interest or Combined Interest, as applicable, for such interest period under the 2017 Credit Facility (including, without limitation, any required repayment of outstanding borrowings under the revolving facility under the 2017 Credit Facility).

Interest on the 2017 Notes is payable semi-annually on May 10 and November 10 of each year, commencing on November 10, 2017. The 2017 Notes will mature on November 10, 2022. Under certain circumstances, the 2017 Notes are redeemable at Affinion’s option prior to maturity. If the 2017 Notes are not so redeemed by Affinion, under certain circumstances, Affinion may be required to make an offer to purchase 2017 Notes. The 2017 Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion is not required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the 2017 Notes and files such reports with the SEC. Affinion’s obligations under the 2017 Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the 2017 Credit Facility.  The 2017 Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility, and senior to Affinion’s and the guarantors’ existing and future senior indebtedness.

Previously, in connection with the Exchange Offers, on March 31, 2017, Elliott, Franklin, Empyrean, and ICG, all of whom were, or became as a result of the Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and redemptions of Affinion’s 2010 senior notes, related parties, entered into the Investor Purchase Agreement with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase 2017 Notes in an aggregate principal amount sufficient to pay all holders that participate in the Exchange Offers and elect to receive cash. Further, pursuant to the Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes and irrevocably deposited the cash redemption price on such date in order to satisfy and discharge its obligations under the indenture governing Affinion’s 2010 senior notes. In addition, pursuant to the terms of the Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of 2017 Notes and the same number of 2017 Warrants that such principal amount of 2017 Notes would have been issued as part of the Exchange Offers.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of 2017 Notes and Affinion Holdings issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the Exchange Offers, including $262.8 million of 2017 Notes and 2017 Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately $237.3 million in aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the 2017 Notes and 2017 Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the Investor Purchase Agreement to fund the cash consideration payable in the Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the Investor Purchase Agreement. The 2017 Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the Exchange Offers and the Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the Exchange Offers and pursuant to the Investor Purchase Agreement (other than the 2017 Warrants issued as part of the funding premium) that are triggered by the issuance of 2017 Warrants as part of the funding premium.

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

On July 17, 2017, pursuant to the Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of 2017 Notes to the Investors and Affinion Holdings issued 2017 Warrants to the Investors. Pursuant to the Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of 2017 Notes that Affinion issued on May 10, 2017.

In connection with the Exchange Offers and the Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the 2017 Warrants in the Exchange Offers and pursuant to the Investor Purchase Agreement, Affinion Holdings offered to each Pre-Emptive Rights Holder the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  2017 Warrants at an exercise price of $0.01 per 2017 Warrant pursuant to the Pre-Emptive Rights Offer. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock to participants in the Pre-Emptive Rights Offer.

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million, which were subsequently registered under the Securities Act. Prior to their redemption in May 2017, Affinion’s 2010 senior notes bore interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes were scheduled to mature on December 15, 2018. Affinion’s 2010 senior notes were redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contained negative covenants which restricted the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contained customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes were jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guaranteed Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”)). Affinion’s 2010 senior notes and guarantees thereof were senior unsecured obligations of Affinion and ranked equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes were therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes were structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that were not guarantors, including the Investments senior subordinated notes. In May 2017, $269.3 million of Affinion’s senior notes were exchanged for 2017 Notes and 2017 Warrants and $205.7 million of Affinion’s senior notes were redeemed for $212.3 million, including accrued interest.

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

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended March 31, 2018 to Adjusted EBITDA.

For the Twelve
Months Ended
March 31, 2018 (a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(51.8)
Interest expense, net	217.9
Income tax benefit	(19.0)
Non-controlling interest	1.0
Other expense, net	0.5
Gain on extinguishment of debt	(3.5)
Depreciation and amortization	47.6
Business optimization expenses and restructuring charges or expenses (b)	18.5
Extraordinary or nonrecurring or unusual losses, expenses or charges (c)	21.8
Other, net (d)	4.0
Adjusted EBITDA, excluding pro forma adjustments (e)	237.0
Effect of the pro forma adjustments (f)	—
Adjusted EBITDA, including pro forma adjustments (g)	$237.0

(a)

Represents consolidated financial data for the year ended December 31, 2017, minus consolidated financial data for the three months ended March 31, 2017, plus consolidated financial data for the three months ended March 31, 2018.

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

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2017 in calculating the Adjusted EBITDA under the 2017 Credit Facility, subject to certain limitations.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on April 1, 2017.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, included in our Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2018 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2023 and		March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.3	$0.4	0.3	$—	595.3	$—	$596.3	$545.4
Average interest rate	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$10.1	$28.5	$58.6	$67.0	$1,214.4	$—	$1,378.6	$1,425.0
Average interest rate (a)	9.18%	9.18%	9.18%	9.18%	9.18%

(a)	Average interest rate is based on rates in effect at March 31, 2018.

Foreign Currency Forward Contracts

We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and that were denominated in Euros and British pounds. The Company has not entered into such contracts subsequent to April 2017. During the three months ended March 31, 2017, the Company recognized a realized loss on the forward contracts of $0.6 million. There was no realized gain or loss recognized during the three months ended March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2017, we derived approximately 34% of our net revenues from customers we obtained through the 10 largest clients of our nearly 6,150 clients.

With respect to our loyalty and engagement solutions operations, many of our key client relationships are governed by agreements that may be terminated at any time without cause by our clients upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our clients upon notice of as few as 30 days without penalty. Our clients are not subject to minimum volume or marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our clients may cease or reduce the value of loyalty points or their marketing of our programs and solutions without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key clients may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution clients, certain clients have terminated their agreements with us or ceased marketing our programs and solutions to, or ceased billing, their customers. The loss of such clients or, with regard to our largest clients, the loss of any substantial portion of the business derived from such client, the cessation of support of their loyalty programs or their marketing of our programs and solutions or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing programs and solutions of which such client’s customers are customers of ours and could adversely affect our ability to further market new or existing programs and solutions through such client to prospective customers. For example, one of our key loyalty clients has indicated to us that they may move a significant portion of their business with us to an alternative provider beginning as early as the second quarter of 2018.  To date, no formal termination notice has been given to us.  If the key loyalty client does transition a significant portion of the business to one or more of our competitors, and we are unable to replace the lost revenues from such client, it would have a material adverse impact on our results of operations and financial condition. There can be no assurance that more of our clients or any of our largest clients, who individually represent a material portion of our revenues, will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On April 25, 2018, the Company’s Board of Directors approved (i) the establishment of annual fees of $25,000 ($50,000 for the chairman) payable to each of the members of the Human Resources Committee of the Board, and (ii) an increase of $20,000 in the value of the equity each non-employee director is entitled to receive annually, increasing such amount from $70,000 to $90,000.

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

AFFINION GROUP HOLDINGS, INC.

Date: April 26, 2018	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1