Form 10-Q
period 2018-06-30
Affinion Group Holdings, Inc.
filed 2018-07-26
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 25, 2018, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,157,071, (2) Class C Common Stock, $0.01 par value, was 433,813, and (3) Class D Common Stock, $0.01 par value, was 456,643.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In millions, except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49.8	$39.5
Restricted cash	10.4	9.9
Receivables (net of allowances for doubtful accounts of $8.0 and $7.5, respectively)	157.9	153.4
Prepaid commissions	35.8	33.7
Other current assets	74.1	69.6
Current assets held for sale	34.4	46.0
Total current assets	362.4	352.1
Property and equipment, net	97.3	103.5
Goodwill	177.8	166.4
Other intangibles, net	33.9	34.0
Other non-current assets	26.9	27.6
Non-current assets held for sale	84.8	83.3
Total assets	$783.1	$766.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$18.8	$13.9
Accounts payable and accrued expenses	309.7	292.7
Deferred revenue	39.8	35.2
Income taxes payable	3.6	3.2
Current liabilities held for sale	49.8	49.1
Total current liabilities	421.7	394.1
Long-term debt	1,917.9	1,887.3
Deferred income taxes	6.8	5.5
Deferred revenue	3.5	4.1
Other long-term liabilities	33.9	25.9
Non-current liabilities held for sale	9.3	7.6
Total liabilities	2,393.1	2,324.5

Commitments and contingencies

Deficit
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 shares issued and 433,813 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 shares issued and 456,643 shares outstanding	—	—
Additional paid in capital	413.3	412.5
Warrants	31.1	31.1
Accumulated deficit	(2,042.9)	(1,991.7)
Accumulated other comprehensive income	(11.8)	(9.5)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,611.3)	(1,558.6)
Non-controlling interest in subsidiary	1.3	1.0
Total deficit	(1,610.0)	(1,557.6)
Total liabilities and deficit	$783.1	$766.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In millions, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	$179.3	$181.2	$368.3	$365.8
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	31.8	42.4	66.5	88.0
Operating costs	83.1	103.6	167.1	190.5
General and administrative	35.0	24.4	61.9	46.9
Facility exit costs	0.1	1.4	0.8	1.4
Depreciation and amortization	11.7	11.0	23.5	21.9
Total expenses	161.7	182.8	319.8	348.7
Income (loss) from continuing operations	17.6	(1.6)	48.5	17.1
Interest income	0.1	0.1	0.1	0.1
Interest expense	(47.6)	(34.0)	(94.6)	(52.7)
Gain on extinguishment of debt	—	6.3	—	6.3
Other expense, net	(0.1)	(0.1)	(0.3)	(0.2)
Loss from continuing operations before income taxes	(30.0)	(29.3)	(46.3)	(29.4)
Income tax provision	(0.7)	(4.2)	(0.9)	(2.9)
Loss from continuing operations, net of tax	(30.7)	(33.5)	(47.2)	(32.3)
Discontinued operations
Income (loss) from discontinued operations	(2.6)	6.4	(3.3)	17.0
Income tax benefit (provision)	(0.5)	2.0	(1.6)	(1.7)
Income (loss) from discontinued operations, net of tax	(3.1)	8.4	(4.9)	15.3
Net loss	(33.8)	(25.1)	(52.1)	(17.0)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	(0.7)	(0.6)
Net loss attributable to Affinion Group Holdings, Inc.	$(34.0)	$(25.4)	$(52.8)	$(17.6)

Earnings (loss) per share attributable to holders of Common Stock
Basic earnings (loss) per share
Continuing operations	$(2.28)	$(2.98)	$(3.53)	$(3.22)
Discontinued operations	$(0.22)	$0.75	$(0.35)	$1.50
Net loss per share	$(2.50)	$(2.23)	$(3.88)	$(1.72)

Diluted earnings (loss) per share
Continuing operations	$(2.28)	$(2.98)	$(3.53)	$(3.22)
Discontinued operations	$(0.22)	$0.75	$(0.35)	$1.50
Net loss per share	$(2.50)	$(2.23)	$(3.88)	$(1.72)

Weighted average common shares outstanding
Basic	13,628,871	11,384,559	13,628,871	10,255,239
Diluted	13,628,871	11,384,559	13,628,871	10,255,239

Net loss	$(33.8)	$(25.1)	$(52.1)	$(17.0)
Currency translation adjustment, net of tax for all periods	(5.3)	2.7	(2.2)	3.6
Comprehensive loss	(39.1)	(22.4)	(54.3)	(13.4)
Less: comprehensive loss (income) attributable to non-controlling interest	(0.2)	—	(0.8)	(0.4)
Comprehensive loss attributable to Affinion Group Holdings, Inc.	$(39.3)	$(22.4)	$(55.1)	$(13.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In millions, except share amounts)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2018	9,157,071	$412.6	$31.1	$(1,991.7)	$(9.5)	$(1.1)	$1.0	$(1,557.6)
Impact of change in accounting policy		—	—	1.6	—	—	—	1.6
Adjusted balance, January 1, 2018		412.6	31.1	(1,990.1)	(9.5)	(1.1)	1.0	(1,556.0)
Net income (loss)		—	—	(52.8)	—	—	0.7	(52.1)
Currency translation adjustment		—	—	—	(2.3)	—	0.1	(2.2)
Dividend to non-controlling interest		—	—	—	—	—	(0.5)	(0.5)
Share-based compensation		0.8	—	—	—	—	—	0.8
Balance, June 30, 2018	9,157,071	$413.4	$31.1	$(2,042.9)	$(11.8)	$(1.1)	$1.3	$(1,610.0)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2017	9,093,330	$409.6	$—	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)
Net income		—	—	(17.6)	—	—	0.6	(17.0)
Currency translation adjustment		—	—	—	3.8	—	(0.2)	3.6
Issuance of warrants in connection with debt refinancing		—	28.3	—	—	—	—	28.3
Share-based compensation		1.3	—	—	—	—	—	1.3
Balance, June 30, 2017	9,093,330	$410.9	$28.3	$(1,984.1)	$(11.9)	$(1.1)	$1.2	$(1,556.7)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In millions)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$(52.1)	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24.2	22.9
Payment in kind interest	42.5	13.5
Amortization of debt discount, financing costs and carrying value adjustment	8.9	(9.1)
Provision for accounts receivable loss	0.8	2.9
Gain on extinguishment of debt	—	(6.3)
Facility exit costs	0.8	1.5
Share-based compensation	0.8	1.3
Deferred income taxes	0.2	1.8
Net change in assets and liabilities:
Receivables	(5.0)	(12.3)
Prepaid commissions	(2.6)	(1.4)
Other current assets	5.1	4.4
Other non-current assets	(0.4)	0.1
Accounts payable and accrued expenses	15.6	9.0
Deferred revenue	5.9	(3.2)
Income taxes receivable and payable	0.7	0.6
Other long-term liabilities	(0.2)	(1.2)
Other, net	0.7	(2.1)
Net cash provided by operating activities	45.9	5.4
Investing Activities
Capital expenditures	(14.2)	(19.4)
Acquisition-related payments, net of cash acquired	(5.8)	(0.4)
Net cash used in investing activities	(20.0)	(19.8)
Financing Activities
Proceeds from borrowings	—	1,516.1
Borrowings (repayments) under revolving credit facility, net	(8.0)	58.0
Principal payments on borrowings	(7.0)	(1,506.3)
Financing costs	(0.1)	(23.4)
Dividend paid to non-controlling interest	(0.5)	(0.2)
Net cash used in financing activities	(15.6)	44.2
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1.3)	1.5
Net increase in cash, cash equivalents and restricted cash	9.0	31.3
Cash, cash equivalents and restricted cash, beginning of period	64.6	63.8
Cash, cash equivalents and restricted cash, end of period	73.6	95.1
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	(13.4)	(16.0)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$60.2	$79.1
Supplemental Disclosure of Cash Flow Information:
Interest payments	$79.5	$54.2
Income tax payments, net of refunds	$2.5	$2.2
Non-cash investing and financing activities:
Accrued capital expenditures	$0.7	$1.3
Payment of in-kind interest	$41.7	$3.4
Exchange of notes and accrued interest for new notes	$—	$295.3
Payment of debt discount	$—	$24.1

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

Business Description— The Company develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty and customer engagement programs and solutions that strengthen and expand the value of customer relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

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

In 2016, we implemented a globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization marks a major step in our strategic plan and ongoing transformation. See Note 14 to these unaudited condensed consolidated financial statements for more information concerning our segment results.

We have the following three operating segments:

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

•

Legacy Membership and Package.  This segment consists of certain global membership and package programs that are no longer being actively marketed but continue to be serviced and supported and also includes the domestic Package business. This segment includes membership programs that were marketed with many of the Company’s large domestic financial institution partners. Although the Company will continue to service these members, it expects that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

The Company has a fourth operating segment, Insurance Solutions, which consists of the domestic insurance business, that serves as a leading third-party agent, administrator and marketer of certain accident & life insurance solutions. However, as discussed further in Note 3. Discontinued Operations, on July 3, 2018, the Company entered into a Membership Interest Purchase Agreement (as defined below), pursuant to which the Purchaser (as defined in Note 3. Discontinued Operations) will acquire the domestic insurance business of the Company. As such, the Insurance Solutions operating segment is treated as “held for sale” and “discontinued operations” for purposes of this Report on Form 10-Q. The planned divestiture of the domestic insurance business marks an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided.   The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We adopted the new guidance effective January 1, 2018 using the modified retrospective method, focusing on contracts not yet completed as of December 31, 2017. We recognized the cumulative effect of applying ASC 606 as of January 1, 2018 as an adjustment to the opening balance of retained earnings. The comparative information for the three and six months ended June 30, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. As required by ASC 606, results for the three and six months ended June 30, 2018 will include dual reporting, presenting operating results under both the previous and current standards. See Note 2 to these unaudited condensed consolidated financial statements for additional information relating to the adoption of ASC 606 and its impact on the Company.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. Entities are required to adopt the guidance using a modified retrospective method. The Company has formed a project implementation team with representatives from each of its operating segments. The team continues to work on compiling a lease database containing all of the relevant information required to assess the impact of the new guidance and has held training on the new guidance. The Company has also engaged a third-party consultant to assist in our implementation of the new guidance. The Company expects to adopt the new standard on its effective date.

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

In November 2016, the FASB issued ASU 2016-18, which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s restricted cash amounts relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members. Restricted cash also includes amounts to collateralize certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. The adoption of the new guidance by the Company as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The condensed consolidated statement of cash flows for the six months ended June 30, 2017 was revised to exclude the $(9.5) million and $0.2 million change in restricted cash from net cash used in operating activities and net cash used in investing activities, respectively, and to include $26.1 million and $35.8 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively.

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

2. REVENUES

The adoption of ASC 606 affected the Company’s Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments. Within the Global Loyalty segment, the Company has contracts with certain clients that have annual revenue-sharing and tiered pricing components (variable consideration arrangements) based on transaction volumes.  Under prior guidance, revenue was recognized as the Company achieved those contractual tiers. Under the new guidance, revenue derived from these revenue-sharing and tiered pricing contracts will be recognized based upon an estimate of the Company’s ability to achieve those contractual tiers during each annual measurement period.  Based on the Company’s estimates of reaching different contractual tiers, a portion of the estimated annual revenue will be deferred to a future period within the annual measurement period as these contract features provide a material right to the Company’s clients. Within the Company’s Global Customer Engagement segment, payments made by our customers for the provision of services were amortized over the length of the contract under prior guidance. Under the new guidance, the Company has reduced its amortization period to include only the non-cancellable period of the contract, though where the cancellation of a contract would be cost prohibitive to the customer, the Company may amortize its revenue beyond the non-cancellable period.  Lastly, within the Legacy Membership and Package segment, certain members are entitled to a full membership refund throughout their entire membership term, regardless of when they cancel.  Under the prior guidance, the Company would defer revenue recognition for these members until their term is complete.  As discussed below under “─Impact of New Standard”, under the new guidance, revenue will be recognized over time in a manner that reflects the timing of transfer of goods and services to these customers.

Impact of New Standard

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2018 to reflect the adoption of ASC 606 was as follows:

	Balance at	Adjustments Due to	Balance at
	December 31, 2017	Adoption of ASC 606	January 1, 2018
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$39.3	$(1.6)	$37.7

Equity
Accumulated deficit	(1,991.7)	1.6	(1,990.1)

The impact of adoption on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and on the condensed consolidated balance sheet as of June 30, 2018 was as follows:

	Three Months Ended	Balances Without
	June 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Statement of Comprehensive Income
Revenues
Net revenues	$179.3	$178.6	$0.7

Net loss	(33.8)	(34.5)	0.7

	Six Months Ended	Balances Without
	June 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Statement of Comprehensive Income
Revenues
Net revenues	$368.3	$374.4	$(6.1)

Net loss	(52.1)	(46.0)	(6.1)

		Balances Without
	June 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$43.3	$38.8	$4.5

Equity
Accumulated deficit	(2,042.9)	(2,038.4)	(4.5)

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017, along with the reportable segment for each category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
	(in millions)
Global Loyalty	$63.8	$55.5	$127.6	$112.5
Global Customer Engagement:
Revenue Enhancements	65.1	64.0	132.9	128.0
Engagement Solutions	24.7	25.0	52.6	50.2
Subtotal	153.6	144.5	313.1	290.7
Legacy Membership and Package	25.7	36.7	55.2	75.1
Total	$179.3	$181.2	$368.3	$365.8
(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

Transaction Price Allocated to Remaining Performance Obligations

Within the Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments, we have contracts with different maturity dates for which we receive variable consideration based on volumes that we transact related to the services we render.  These services include travel, gift card and benefit fulfillment and contact center servicing which typically result in revenue recognition upon occurrence of the transaction.  Where these contracts provide a material right to our clients in the form of an accumulating benefit, we defer recognizing a portion of this revenue to a future period.  Where future variable consideration results from a wholly unsatisfied service that forms part of a single performance obligation, we have elected, as a practical expedient, to not disclose the value of the remaining performance obligations associated with these contracts. As of June 30, 2018, the Company has remaining performance obligations under fixed consideration arrangements of $0.2 million in 2018, $0.3 million in 2019 and $0.3 million in 2020, for a total of $0.8 million, all of which relate to the Global Customer Engagement Segment.

Costs to Obtain and Fulfill a Contract

Within each of our reportable segments, we may incur costs in obtaining a contract, which typically consist of sales commissions.  To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize them. Within the Global Loyalty segment, we pay commissions to internal salespeople which we generally expense as incurred because these expenses do not have a material impact on our financial statements. Within the Global Customer Engagement and Legacy Membership and Package segments, we occasionally pay advance commissions to our partners, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are capitalized as prepaid commissions and recognized as expense as earned down by the partner.  These assets are continually monitored for impairment.  We had a balance of $52.9 million in prepaid commissions as of June 30, 2018 and recognized $18.6 million and $37.4 million of amortization during the three and six months ended June 30, 2018, respectively.

Within the Global Loyalty segment, we incur costs to fulfill a contract.  Such costs are typically incurred during the implementation phase of a new contract with a client. To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize and amortize the costs over the term of the contract on a systematic basis consistent with the pattern of the transfer of goods or services to the customer.  These assets are continually monitored for impairment.  We had a balance of $1.0 million in deferred costs as of June 30, 2018 and recognized $0.2 million and $0.3 million of amortization during the three and six months ended June 30, 2018, respectively. Within the Global Customer Engagement and Legacy Membership and Package segments, we do not incur costs to fulfill contracts.

Contract Assets and Liabilities

The following table reflects the balances of our contract liabilities, which we classify as deferred revenue, as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017 (a)
	(in millions)
Deferred revenue - current	$39.8	$35.2
Deferred revenue - non-current	3.5	4.1
Total	$43.3	$39.3

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

The change in the total contract liabilities balances from December 31, 2017 to June 30, 2018 of $4.0 million, or 10.2%, is primarily recognition of blended revenue share rates for contracts with tiered revenue share pricing ($6.2 million) and a call center stabilization payment received from a client ($4.3 million).

Discontinued Operations

Within the discontinued operations, we act as a third-party agent, administrator and marketer of certain accident and life insurance solutions.  We earn revenue ratably over time in the form of commissions from insurance carriers based on premiums collected. We believe that our clients simultaneously receive and consume the benefits of our service as it occurs and that a time-based input measure of progress is appropriate because we expect, on the basis of our relevant history with similar contracts, to expend efforts on a generally even basis throughout the contract terms.  We also act as an agent in the discontinued operations arrangements where our performance obligation is to ensure the transfer of goods or services on behalf of our clients and where we have no pricing discretion.

The adoption of ASC 606 did not affect the discontinued operations and the new guidance did not impact the operating results of the discontinued operations for the three and six months ended June 30, 2018. Within the discontinued operations, there are no performance obligations that have a duration of more than one year or any costs to obtain or fulfill a contract.

3. DISCONTINUED OPERATIONS

As of June 30, 2018, we have met the criteria for the assets and liabilities of the insurance business, which represented substantially all of the Company’s Insurance Solutions operating segment, to be classified as held for sale.

On July 3, 2018, the Company and certain of its affiliates entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AIS Holdco, LLC (the “Purchaser”), an entity controlled by investment funds managed by affiliates of Mill Point Capital Partners, L.P. pursuant to which the Purchaser will acquire the insurance division of the Company by acquiring the outstanding membership interests of Affinion Benefits Group, LLC (“ABG”) for an initial purchase price of $550,000,000 in cash, subject to certain adjustments at closing and again following closing for cash, indebtedness and working capital as set forth in the Purchase Agreement (the “2018 Divestiture”).  The 2018 Divestiture is expected to close in the third quarter of 2018 subject to certain customary closing conditions, including, among others, (i) the absence of certain legal impediments to the 2018 Divestiture or the threat or pendency of certain legal proceedings, (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of customary consents and approvals and (iv) execution of an amendment, satisfactory to the Company, to the 2017 Credit Facility. The amendment to the 2017 Credit Facility was entered into on July 16, 2018. The Company expects to use substantially all of the net proceeds from the 2018 Divestiture to repay debt at 103% of par, in accordance with the amended 2017 Credit Facility. See Note 6 to these unaudited condensed consolidated financial statements for more information on the 2017 Credit Facility and amendments thereto.

The parties to the Purchase Agreement have each made customary representations and warranties.  The parties to the Purchase Agreement also contemplated certain transition services to be provided for up to twelve (12) months after the initial closing of the 2018 Divestiture.  Under the proposed terms of the related Transition Services Agreements, the Company would provide various services to the Purchaser, including but not limited to, certain general and administrative activities and the Purchaser or ABG would provide various services to the Company and its affiliates, including, but not limited to, certain data support and insurance services.  The parties to the Purchase Agreement also contemplated certain long-term arrangements related to information technology support, call center operation and packaging services, to be provided for up to five (5) years.

The following table includes the carrying amounts of assets and liabilities that have been reclassified from their historical balance sheet presentation to current and non-current assets and liabilities held for sale as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$0.3	$0.3
Restricted cash	13.1	14.9
Receivables	2.1	2.2
Profit-sharing receivables from insurance carriers	11.7	21.3
Prepaid commissions	7.1	7.2
Other current assets	0.1	0.1
Current assets held for sale	$34.4	$46.0
Property and equipment, net	$5.2	$4.9
Contract rights and list fees, net	20.2	18.8
Goodwill	58.3	58.3
Other non-current assets	1.1	1.3
Non-current assets held for sale	$84.8	$83.3
Accounts payable and accrued expenses	$33.9	$32.8
Deferred revenue	15.9	16.3
Current liabilities held for sale	$49.8	$49.1
Other long-term liabilities	$9.3	$7.6
Non-current liabilities held for sale	$9.3	$7.6

The 2018 Divestiture represents a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, is presented as a discontinued operation.

The following table includes the major financial statement line items that comprise income from discontinued operations for the three and six month periods ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues	$51.6	$56.1	$101.1	$112.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	33.7	34.1	65.6	66.4
Operating costs	2.4	2.5	5.1	5.0
General and administrative	4.9	1.9	8.0	3.7
Facility exit costs	—	—	—	0.1
Depreciation and amortization	0.4	0.6	0.7	1.0
Total expenses	41.4	39.1	79.4	76.2
Income from operations	10.2	17.0	21.7	36.4
Interest expense	(12.8)	(10.6)	(25.0)	(19.4)
Income (loss) from discontinued operations before income taxes	(2.6)	6.4	(3.3)	17.0
Income tax benefit (provision)	(0.5)	2.0	(1.6)	(1.7)
Net income (loss) from discontinued operations, net of tax	$(3.1)	$8.4	$(4.9)	$15.3

The operating results reflected above do not fully represent the disposal group’s historical operating results, as the results reported within income (loss) from discontinued operations only include expenses that are directly attributable to the disposal group. The allocation of interest to the discontinued operations is based on the specific debt instrument that is required to be repaid as a result of the disposal transaction and assuming that $520.0 million of debt will be repaid.

The following table provides additional detail related to the net cash used in operating and investing activities of the discontinued operations:

	For the Six Months Ended June 30,
	2018	2017
Net cash flows used in operating activities	$(0.8)	$(0.3)
Cash flow from investing activities:
Capital expenditures	$(1.0)	$(0.4)

4. ACQUISITION

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

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed in the Tavisca transaction. As of June 30, 2018, the estimated fair value of these acquired assets and assumed liabilities had not been finalized as the Company is still finalizing opening working capital balances. Accordingly, the provisional estimates of acquired assets and assumed liabilities and goodwill are subject to change.

(in millions)
Cash and cash equivalents	$0.7
Receivables	0.8
Other current assets	1.7
Property and equipment	0.1
Goodwill	13.5
Other intangibles	5.2
Other non-current assets	0.6
Accounts payable and accrued expenses	(0.8)
Deferred income taxes	(1.6)
Other long-term liabilities	(2.4)
Total consideration	$17.8

The intangible assets assumed are comprised of patents and technology ($4.6 million) and affinity relationships ($0.6 million), which are amortized on a straight-line basis over useful lives of two years and one year, respectively. The goodwill, which will not be deductible for income tax purposes, is attributed to the Global Loyalty segment. In connection with the acquisition of Tavisca, the Company incurred $1.3 million of acquisition costs, of which $0.9 million was recognized during the six months ended June 30, 2018 and $0.4 million was recognized during the year ended December 31, 2017.  Acquisition costs are included in general and administrative expense in the consolidated statements of comprehensive income. As Tavisca’s pre-acquisition results of operations are not material to the accompanying unaudited condensed consolidated financial statements, no pro forma financial information is provided. As Tavisca’s post-acquisition results of operations are not material to the accompanying unaudited condensed consolidated financial statements, the post-acquisition revenue and earnings of Tavisca have not been provided.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	June 30, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$586.7	$(585.3)	$1.4
Affinity relationships	588.4	(564.2)	24.2
Proprietary databases and systems	45.7	(44.7)	1.0
Trademarks and tradenames	26.8	(23.3)	3.5
Patents and technology	52.3	(48.5)	3.8
Covenants not to compete	1.4	(1.4)	—
Total	$1,301.3	$(1,267.4)	$33.9

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$636.1	$(634.4)	$1.7
Affinity relationships	590.5	(564.1)	26.4
Proprietary databases and systems	45.8	(44.6)	1.2
Trademarks and tradenames	27.9	(23.4)	4.5
Patents and technology	47.7	(47.6)	0.1
Covenants not to compete	2.5	(2.4)	0.1
Total	$1,350.5	$(1,316.5)	$34.0

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $4.4 million and $4.1 million, respectively, from December 31, 2017 to June 30, 2018.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Amortizable intangible assets:
Member relationships	$0.2	$0.2	$0.3	$0.3
Affinity relationships	1.4	1.5	2.8	3.0
Proprietary databases and systems	0.1	0.1	0.2	0.2
Trademarks and tradenames	0.3	0.3	0.7	0.7
Patents and technology	0.7	0.1	1.0	0.1
Covenants not to compete	—	—	—	—
Total	$2.7	$2.2	$5.0	$4.3

Based on the Company’s amortizable intangible assets as of June 30, 2018, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $10.1 million in 2018, $8.6 million in 2019, $5.8 million in 2020, $3.7 million in 2021 and $3.5 million in 2022.

At June 30, 2018 and December 31, 2017, the Company had gross goodwill of $606.8 million and $595.4 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 12 to these unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2017 and the six months ended June 30, 2018 are as follows:

	Balance at		Balance at			Balance at
	January 1,	Currency	December 31,		Currency	June 30,
	2017	Translation	2017	Acquisition	Translation	2018
	(in millions)
Global Loyalty	$104.8	$1.1	$105.9	$13.5	$(0.2)	$119.2
Global Customer Engagement	55.1	5.4	60.5	—	(1.9)	58.6
Legacy Membership and Package	—	—	—	—	—	—
Total	$159.9	$6.5	$166.4	$13.5	$(2.1)	$177.8

6. LONG-TERM DEBT

Long-term debt consisted of:

	June 30,	December 31,
	2018	2017
	(in millions)
Term loan due 2022, net of unamortized discount of $25.8 million and $29.2 million, with an effective interest rate of 10.01%	1,297.4	1,300.8
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.1 million and $2.4 million	44.9	52.6
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $20.5 million and $22.9 million, with an effective interest rate of 16.20%	616.5	572.4
Capital lease obligations	0.9	1.1
Total debt	1,959.7	1,926.9
Less: current portion of long-term debt	(18.8)	(13.9)
Less: unamortized deferred financing costs	(23.0)	(25.7)
Long-term debt	$1,917.9	$1,887.3

Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new Credit Facility (as amended, the “2017 Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018 (which has now been extended to May 10, 2021, as discussed below).

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

Affinion’s obligations under the 2017 Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the three and six months ended June 30, 2018, the maximum ratio of senior secured debt to EBITDA was 7.00:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0. As of June 30, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Credit Facility.

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

On May 4, 2018, Affinion, as borrower, entered into the Second Amendment to its 2017 Credit Facility (the “Second Amendment”), pursuant to which Affinion amended its 2017 Credit Facility. The Second Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders (as defined therein), and for purposes of certain provisions contained therein, each other loan party party thereto, including the Company, as guarantor.

Pursuant to the Second Amendment, the parties revised the 2017 Credit Facility in order to modify the date upon which the aggregate Revolving Facility Commitment (as defined in the 2017 Credit Facility) is reduced from $110.0 million to $80.0 million. As a result of the Second Amendment, the date of such reduction was not to occur until August 10, 2018.

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the 2017 Credit Facility (the “Third Amendment”), pursuant to which Affinion amended its 2017 Credit Facility. The Third Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders, and for purposes of certain provisions contained therein, each other loan party party thereto, including the Company, as guarantor.

Pursuant to the Third Amendment, the parties revised the 2017 Credit Facility in order to (i) allow the Total Secured Leverage Ratio (as defined in the 2017 Credit Facility), for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the contemplated sale of ABG (the “ABG Sale”), to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans (as defined in the 2017 Credit Facility) at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the 2017 Credit Facility, (vi) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and / or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

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

As of June 30, 2018 and December 31, 2017, there were outstanding borrowings of $47.0 million and $55.0 million, respectively, under the revolving facility under the 2017 Credit Facility. During the three months ended June 30, 2018, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $35.0 million and $40.0 million, respectively. During the six months ended June 30, 2018, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $114.7 million and $122.7 million, respectively. During the period from May 10, 2017 to June 30, 2017, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $72.2 million and $14.2 million, respectively. During the period from January 1, 2017 to May 9, 2017, Affinion had borrowings of $99.0 million and repayments of $99.0 million under the revolving facility under the 2014 Credit Facility. As of June 30, 2018, Affinion had $58.0 million available for borrowing under the revolving facility under the 2017 Credit Facility, after giving effect to the issuance of $5.0 million of letters of credit.

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

The 2017 Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the 2017 Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding 2017 Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for each of the first and second interest periods was paid in PIK Interest on November 10, 2017 and May 10, 2018, respectively.

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

Affinion’s obligations under the 2017 Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the 2017 Credit Facility. The 2017 Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The 2017 Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the 2017 Notes and files such reports with the SEC. As of June 30, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Notes.

7. DEFICIT

As of June 30, 2018 and December 31, 2017, the Company’s capital stock consisted of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” (and, together with the Class C Common Stock, the “Class C/D Common Stock”) and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of June 30, 2018 and December 31, 2017, the Company had outstanding (i) 9,157,071 shares of Common Stock, (ii) 433,813 shares of Class C Common Stock and (iii) 456,643 shares of Class D Common Stock. As of June 30, 2018 and December 31, 2017, the Company had outstanding 2017 Warrants (as described further below) to purchase 4,392,936 shares of Common Stock and a Limited Warrant (as described further below) to purchase up to 462,266 shares of Common Stock. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three and six months ended June 30, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and restricted stock units (“RSUs”) outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three and six months ended June 30, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and RSUs outstanding plus the effect of potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of tax	$(30.7)	$(33.5)	$(47.2)	$(32.3)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	(0.7)	(0.6)
Loss from continuing operations attributable to Affinion Group Holdings, Inc.	(30.9)	(33.8)	(47.9)	(32.9)
Net income (loss) from discontinued operations, net of tax	(3.1)	8.4	(4.9)	15.3
Net loss attributable to Affinion Group Holdings, Inc.	$(34.0)	$(25.4)	$(52.8)	$(17.6)

Denominator:
Weighted average shares of Common Stock	9,157,071	9,093,330	9,157,071	9,093,330
Weighted average shares for warrants	4,392,936	2,271,189	4,392,936	1,141,869
Weighted average shares for vested RSUs	78,864	20,040	78,864	20,040
Basic weighted average shares of Common Stock	13,628,871	11,384,559	13,628,871	10,255,239
Weighted average effect of dilutive securities	—	—	—	—
Diluted weighted average shares of Common Stock	13,628,871	11,384,559	13,628,871	10,255,239

Basic earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(2.28)	$(2.98)	$(3.53)	$(3.22)
Discontinued operations	$(0.22)	$0.75	$(0.35)	$1.50
Net loss per share	$(2.50)	$(2.23)	$(3.88)	$(1.72)

Diluted earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(2.28)	$(2.98)	$(3.53)	$(3.22)
Discontinued operations	$(0.22)	$0.75	$(0.35)	$1.50
Net loss per share	$(2.50)	$(2.23)	$(3.88)	$(1.72)

9. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2018 and December 31, 2017, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2018 and December 31, 2017, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended June 30, 2018 and 2017 were (2.3)% and (14.2)%, respectively. The Company’s effective income tax rates for the six months ended June 30, 2018 and 2017 were (2.0)% and (9.6)%.  The difference in the effective tax rates for the three months ended June 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $29.3 million for the three months ended June 30, 2017 to $30.0 million for the three months ended June 30, 2018 and a decrease in the income tax provision on continuing operations from $4.2 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018. The difference in the effective tax rates for the six months ended June 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $29.4 million for the six months ended June 30, 2017 to $46.3 million for the six months ended June 30, 2018 and a decrease in the income tax provision on continuing operations from $2.9 million for the six months ended June 30, 2017 to $0.9 million for the six months ended June 30, 2018.  The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

In the fourth quarter of 2017, the Company recognized a provisional tax benefit in the amount of approximately $25.5 million as a component of the income tax provision on continuing operations for certain one-time items related to the TCJA for which we were able to determine a reasonable estimate.  As of June 30, 2018, the Company did not record any adjustment to the provisional amounts recorded in the fourth quarter of 2017 as the Company, pursuant to SAB 118, continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued with respect to the other provisions of the TCJA.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not recognize any interest related to uncertain tax positions for the three months ended June 30, 2018 and recognized a reduction of $0.2 million of interest related to uncertain tax positions for the six months ended June 30, 2018.  That Company recognized less than $0.1 million of interest related to uncertain tax positions for the three and six months ended June 30, 2017. The interest has been included in the income tax provision on continuing operations for the three and six months ended June 30, 2018 and 2017. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2018 decreased by $0.3 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On December 7, 2012, all defendants filed motions seeking to dismiss the consolidated amended complaint.  On March 28, 2014, the court entered orders granting in part and denying in part the motions to dismiss.  After the motions, claims under the ECPA and CUTPA and for unjust enrichment remained pending against the Company and Trilegiant.  On February 29, 2016, the Company filed a Motion for Summary Judgment on the claims of the remaining named plaintiffs.   On August 23, 2016, the court granted the Company’s motion for Summary Judgment as to all remaining claims against the defendants.  Plaintiffs appealed and the court of appeals held oral arguments on October 27, 2017.  On April 27, 2018, the court of appeals issued a decision affirming the judgment of the district court.  Plaintiffs filed a petition for rehearing, which the court of appeals denied on June 11, 2018.

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

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”).  After filing several amended complaints, the plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law.  The plaintiff seeks to represent a nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008.  On June 22, 2015, the District Court of S.C. entered judgment dismissing the plaintiff’s federal claims with prejudice, and his state claims without prejudice. The plaintiff appealed that judgement to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  On March 28, 2017, the Ninth Circuit affirmed the dismissal of the plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the plaintiff’s claims under the EFT, CBPC, and CUTPA.  On September 5, 2017, the plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit.  Webloyalty has answered the complaint and denied all liability.  The matter is now in discovery.  On June 29, 2018, the plaintiff moved for class certification on his claims for violation of the EFT on behalf of a nationwide class, and on his claims for conversion, and violation of CBPC on behalf of a California class. Webloyalty expects to oppose that motion prior to the due date of August 20, 2018.

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

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (the “OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, the defendants filed their answer.  Discovery is underway.
Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and as of June 30, 2018 we have accrued $5.9 million for certain asserted claims, including claims for which no litigation has been commenced.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2018, the Company provided guarantees for surety bonds totaling $9.9 million and issued letters of credit totaling $6.5 million.

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

Stock Options

During the three and six months ended June 30, 2018 and 2017, there were no options granted to employees under the 2015 Plan. Options granted under the 2015 Plan have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities of comparable companies.

The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

A summary of activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the six months ended June 30, 2018 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2018	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at June 30, 2018	2	1	1	1
Options vested or expected to vest at June 30, 2018	2	1	1	1
Exercisable options at June 30, 2018	2	1	1	1
Weighted average remaining contractual term (in years)	5.8	5.8	5.8	5.8
Weighted average grant date fair value per option granted in 2018	$—	$—	$—	$—
Weighted average exercise price of outstanding options at June 30, 2018	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of exercisable options at June 30, 2018	$147.12	$147.12	$147.12	$147.12

A summary of activity for options to acquire shares of Common Stock granted under the 2015 Plan for the six months ended June 30, 2018 is presented below (number of options in thousands):

Outstanding options at January 1, 2018	776
Granted	—
Exercised	—
Forfeited or expired	(24)
Outstanding options at June 30, 2018	752
Options vested or expected to vest at June 30, 2018	752
Exercisable options at June 30, 2018	374
Weighted average remaining contractual term (in years)	7.7
Weighted average grant date fair value per option granted in 2018	$—
Weighted average exercise price of outstanding options at June 30, 2018	$13.97
Weighted average exercise price of exercisable options at June 30, 2018	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended June 30, 2018 and 2017 totaled $0.4 million for each period. Based on the estimated fair values of options granted, stock-based compensation expense for the six months ended June 30, 2018 and 2017 totaled $0.9 million for each period. As of June 30, 2018, there was $2.7 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.0 years.

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

There was no stock-based compensation expense related to the RSU awards for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, there was no unrecognized compensation cost related to RSU awards.

Incentive Awards

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) under the 2007 Plan to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award entitled the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards were subject to time-based vesting conditions. Upon termination of employment for any reason, an employee forfeited the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock vested in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the six months ended June 30, 2017, 5,904 shares of Class C Common Stock and 6,209 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million. During the six months ended June 30, 2017, the Company recognized expense related to the 2015 Retention Program of $0.7 million, of which $0.4 million related to the common stock portion of the Retention Awards. There was no expense recognized in relation to the 2015 Retention Program during the three and six months ended June 30, 2018.

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

2017 Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

As discussed in Note 6, on May 10, 2017, the Company completed the Exchange Offers and exercised its option under the Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. On June 13, 2017, the Company exercised its options under the Investor Purchase Agreement relating to Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, obligating the Investors to purchase an aggregate principal amount of 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion Holdings’ senior notes and the Investments senior subordinated notes not tendered in the Holdings Exchange Offer and Investments Exchange Offer, respectively. Prior to the completion of the Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock. In connection with the Exchange Offers, Issuance of 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, the Company issued approximately $515.1 million aggregate principal amount of 2017 Notes and 2017 Warrants to purchase 4,234,335 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

13. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2018:

								Fair Value At
						2023 and		June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.2	$0.3	$0.4	$—	$637.0	$—	$637.9	$588.5
Average interest rate (a)	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$6.7	$28.5	$58.6	$67.0	$1,209.5	$—	$1,370.3	$1,413.2
Average interest rate (a)	9.81%	9.81%	9.81%	9.81%	9.82%

(a)	Average interest rate is based on rates in effect at June 30, 2018.

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

During the three and six months ended June 30, 2017, the Company recognized a realized loss on the forward contracts of $0.7 million and $1.3 million, respectively. There was no realized gain or loss recognized during the three and six months ended June 30, 2018.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables and prepaid commissions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. Receivables are from various marketing and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables and Accounts Payable—Carrying amounts approximate fair value at June 30, 2018 and December 31, 2017 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2018 and December 31, 2017 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the debt is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Contingent consideration—The Company’s estimated fair value of its contingent consideration at June 30, 2018, which is included in accounts payable and accrued expenses and other long-term liabilities on the condensed consolidated balance sheet, is based on significant inputs not observable in the market (Level 3).  The fair value of the liability is based on a discounted cash flow model and the significant unobservable inputs used consist of discount rates.

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

The following table summarizes financial instruments measured at fair value using Level 3 inputs on a recurring basis as of June 30, 2018.

	Fair Value Measurements at June 30, 2018
	Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Contingent consideration	$10.1	$—	$—	$10.1

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

The Segment EBITDA of the Company’s three reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology, in addition to expenses previously recorded in corporate such as professional fees related to debt financing activities and stock compensation costs. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s three reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of our three reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2017.

Net Revenues	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Global Loyalty	$63.8	$55.5	$127.6	$112.5
Global Customer Engagement	89.8	89.0	185.5	178.2
Subtotal	153.6	144.5	313.1	290.7
Legacy Membership and Package	25.7	36.7	55.2	75.1
Total	$179.3	$181.2	$368.3	$365.8

Segment EBITDA	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Global Loyalty	$24.7	$3.5	$49.7	$23.6
Global Customer Engagement	15.0	10.0	36.3	22.9
Subtotal	39.7	13.5	86.0	46.5
Legacy Membership and Package	9.7	8.2	22.2	17.3
Corporate	(20.1)	(12.3)	(36.2)	(24.8)
Total	$29.3	$9.4	$72.0	$39.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Segment EBITDA	$29.3	$9.4	$72.0	$39.0
Depreciation and amortization	(11.7)	(11.0)	(23.5)	(21.9)
Income (loss) from continuing operations	$17.6	$(1.6)	$48.5	$17.1

15. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, the related condensed consolidating statements of comprehensive income (loss) for the three and six month periods ended June 30, 2018 and 2017, and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2018 and 2017 for (i) the Company (which is a parent guarantor of the 2017 Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the 2017 Notes (Affinion) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2017 Notes) on a combined basis, (iv) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2017 Notes) on a combined basis and (v) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of (1) the parent guarantor (the Company) and (2) each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the 2017 Notes (Affinion) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12.6	$12.4	$24.8	$—	$49.8
Restricted cash	—	0.9	4.1	5.4	—	10.4
Receivables, net	—	3.2	125.9	28.8	—	157.9
Prepaid commissions	—	—	27.8	8.0	—	35.8
Other current assets	—	26.6	36.9	10.6	—	74.1
Current assets held for sale	—	—	34.4	—	—	34.4
Total current assets	—	43.3	241.5	77.6	—	362.4
Property and equipment, net	—	6.4	85.9	5.0	—	97.3
Goodwill	—	—	128.7	49.1	—	177.8
Other intangibles, net	—	—	26.8	7.1	—	33.9
Investment in subsidiaries	—	2,789.0	59.5	—	(2,848.5)	—
Intercompany loan receivable	—	380.3	—	0.7	(381.0)	—
Intercompany receivables	33.6	—	2,839.6	—	(2,873.2)	—
Other non-current assets	—	0.6	24.7	1.6	—	26.9
Non-current assets held for sale	—	—	84.8	—	—	84.8
Total assets	$33.6	$3,219.6	$3,491.5	$141.1	$(6,102.7)	$783.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$18.4	$0.4	$—	$—	$18.8
Accounts payable and accrued expenses	3.2	75.2	189.1	42.2	—	309.7
Deferred revenue	—	—	34.5	5.3	—	39.8
Income taxes payable	—	0.2	0.9	2.5	—	3.6
Current liabilities held for sale	—	10.2	39.6	—	—	49.8
Total current liabilities	3.2	104.0	264.5	50.0	—	421.7
Long-term debt	—	1,917.4	0.5	—	—	1,917.9
Deferred income taxes	—	0.1	4.5	2.2	—	6.8
Deferred revenue	—	0.2	3.2	0.1	—	3.5
Intercompany loans payable	28.9	—	352.1	—	(381.0)	—
Intercompany payables	—	2,834.4	—	38.8	(2,873.2)	—
Other long-term liabilities	—	16.2	12.4	5.3	—	33.9
Negative carrying amount of subsidiaries, net	1,612.8	—	—	—	(1,612.8)	—
Non-current liabilities held for sale	—	—	9.3	—	—	9.3
Total liabilities	1,644.9	4,872.3	646.5	96.4	(4,867.0)	2,393.1
Total Affinion Group Holdings, Inc. deficit	(1,611.3)	(1,652.7)	2,845.0	43.4	(1,235.7)	(1,611.3)
Non-controlling interest in subsidiary	—	—	—	1.3	—	1.3
Total deficit	(1,611.3)	(1,652.7)	2,845.0	44.7	(1,235.7)	(1,610.0)
Total liabilities and deficit	$33.6	$3,219.6	$3,491.5	$141.1	$(6,102.7)	$783.1

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$15.1	$20.0	$—	$39.5
Restricted cash	—	0.8	3.5	5.6	—	9.9
Receivables, net	—	3.0	116.6	33.8	—	153.4
Prepaid commissions	—	—	27.3	6.4	—	33.7
Other current assets	—	23.9	34.6	11.1	—	69.6
Current assets held for sale	—	—	46.0	—	—	46.0
Total current assets	—	32.1	243.1	76.9	—	352.1
Property and equipment, net	—	4.6	93.1	5.8	—	103.5
Goodwill	—	—	129.4	37.0	—	166.4
Other intangibles, net	—	—	29.8	4.2	—	34.0
Investment in subsidiaries	—	2,648.7	54.5	—	(2,703.2)	—
Intercompany loan receivable	—	355.5	—	5.0	(360.5)	—
Intercompany receivables	33.7	—	2,663.5	—	(2,697.2)	—
Other non-current assets	—	0.5	25.8	1.3	—	27.6
Non-current assets held for sale	—	—	83.3	—	—	83.3
Total assets	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.5	$—	$—	$13.9
Accounts payable and accrued expenses	3.7	72.9	167.6	48.5	—	292.7
Deferred revenue	—	—	29.1	6.1	—	35.2
Income taxes payable	—	0.4	0.9	1.9	—	3.2
Current liabilities held for sale	—	7.4	41.7	—	—	49.1
Total current liabilities	3.7	94.1	239.8	56.5	—	394.1
Long-term debt	—	1,886.7	0.6	—	—	1,887.3
Deferred income taxes	—	0.1	4.9	0.5	—	5.5
Deferred revenue	—	0.2	3.6	0.3	—	4.1
Intercompany loans payable	28.9	—	331.6	—	(360.5)	—
Intercompany payables	—	2,649.3	—	47.9	(2,697.2)	—
Other long-term liabilities	—	9.1	13.9	2.9	—	25.9
Negative carrying amount of subsidiaries, net	1,559.7	—	—	—	(1,559.7)	—
Non-current liabilities held for sale	—	—	7.6	—	—	7.6
Total liabilities	1,592.3	4,639.5	602.0	108.1	(4,617.4)	2,324.5
Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,598.1)	2,720.5	21.1	(1,143.5)	(1,558.6)
Non-controlling interest in subsidiary	—	—	—	1.0	—	1.0
Total deficit	(1,558.6)	(1,598.1)	2,720.5	22.1	(1,143.5)	(1,557.6)
Total liabilities and deficit	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$150.3	$29.0	$—	$179.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	24.2	7.6	—	31.8
Operating costs	—	11.3	59.3	12.5	—	83.1
General and administrative	0.1	16.4	14.3	4.2	—	35.0
Facility exit costs	—	—	—	0.1	—	0.1
Depreciation and amortization	—	0.2	9.6	1.9	—	11.7
Total expenses	0.1	27.9	107.4	26.3	—	161.7
Income (loss) from continuing operations	(0.1)	(27.9)	42.9	2.7	—	17.6
Interest income	—	—	0.1	—	—	0.1
Interest expense	—	(47.1)	(0.2)	(0.3)	—	(47.6)
Interest income (expense) - intercompany	(0.2)	0.4	(0.6)	0.4	—	—
Other expense, net	—	—	(0.5)	0.4	—	(0.1)
Income (loss) from continuing operations before income taxes	(0.3)	(74.6)	41.7	3.2	—	(30.0)
Income tax provision	—	3.2	(3.3)	(0.6)	—	(0.7)
Income (loss) from continuing operations, net of tax	(0.3)	(71.4)	38.4	2.6	—	(30.7)
Discontinued operations
Income (loss) from discontinued operations	—	(16.1)	13.5	—	—	(2.6)
Income tax provision	—	(3.3)	2.8	—	—	(0.5)
Income (loss) from discontinued operations, net of tax	—	(19.4)	16.3	—	—	(3.1)
Equity in income (loss) of subsidiaries	(33.7)	57.1	2.4	—	(25.8)	—
Net income (loss)	(34.0)	(33.7)	57.1	2.6	(25.8)	(33.8)
Less: net income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(34.0)	$(33.7)	$57.1	$2.4	$(25.8)	$(34.0)

Net income (loss)	$(34.0)	$(33.7)	$57.1	$2.6	$(25.8)	$(33.8)
Currency translation adjustment, net of tax	(5.3)	(5.3)	(0.2)	(1.5)	7.0	(5.3)
Comprehensive income (loss)	(39.3)	(39.0)	56.9	1.1	(18.8)	(39.1)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(39.3)	$(39.0)	$56.9	$0.9	$(18.8)	$(39.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$312.3	$56.0	$—	$368.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	50.9	15.5	—	66.5
Operating costs	—	21.8	123.3	22.0	—	167.1
General and administrative	0.1	30.3	24.8	6.7	—	61.9
Facility exit costs	—	—	0.7	0.1	—	0.8
Depreciation and amortization	—	0.3	19.8	3.4	—	23.5
Total expenses	0.1	52.5	219.5	47.7	—	319.8
Income (loss) from continuing operations	(0.1)	(52.5)	92.8	8.3	—	48.5
Interest income	—	—	0.1	—	—	0.1
Interest expense	—	(93.8)	(0.4)	(0.4)	—	(94.6)
Interest income (expense) - intercompany	(0.4)	0.8	(0.9)	0.5	—	—
Other expense, net	—	—	(0.3)	—	—	(0.3)
Income (loss) from continuing operations before income taxes	(0.5)	(145.5)	91.3	8.4	—	(46.3)
Income tax benefit (provision)	—	14.7	(13.8)	(1.8)	—	(0.9)
Income (loss) from continuing operations, net of tax	(0.5)	(130.8)	77.5	6.6	—	(47.2)
Discontinued operations
Income (loss) from discontinued operations	—	(29.6)	26.3	—	—	(3.3)
Income tax benefit (provision)	—	(14.9)	13.3	—	—	(1.6)
Income (loss) from discontinued operations, net of tax	—	(44.5)	39.6	—	—	(4.9)
Equity in income (loss) of subsidiaries	(52.3)	123.0	5.9	—	(76.6)	—
Net income (loss)	(52.8)	(52.3)	123.0	6.6	(76.6)	(52.1)
Less: net income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(52.8)	$(52.3)	$123.0	$5.9	$(76.6)	$(52.8)

Net income (loss)	$(52.8)	$(52.3)	$123.0	$6.6	$(76.6)	$(52.1)
Currency translation adjustment, net of tax	(2.3)	(2.2)	(0.3)	(0.8)	3.4	(2.2)
Comprehensive income (loss)	(55.1)	(54.5)	122.7	5.8	(73.2)	(54.3)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(55.1)	$(54.5)	$122.7	$5.0	$(73.2)	$(55.1)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$152.6	$28.6	$—	$181.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	33.0	9.3	—	42.4
Operating costs	—	11.0	80.8	11.8	—	103.6
General and administrative	—	12.4	9.3	2.7	—	24.4
Facility exit costs	—	—	—	1.4	—	1.4
Depreciation and amortization	—	—	9.9	1.1	—	11.0
Total expenses	—	23.5	133.0	26.3	—	182.8
Income (loss) from continuing operations	—	(23.5)	19.6	2.3	—	(1.6)
Interest income	—	—	0.1	—	—	0.1
Interest expense	(0.5)	(32.8)	(0.5)	(0.2)	—	(34.0)
Interest income (expense) - intercompany	(0.2)	(0.1)	0.2	0.1	—	—
Gain on extinguishment of debt	—	(4.1)	10.4	—	—	6.3
Other expense, net	—	—	(0.1)	—	—	(0.1)
Income (loss) from continuing operations before income taxes	(0.7)	(60.5)	29.7	2.2	—	(29.3)
Income tax benefit (provision)	—	3.1	(6.5)	(0.8)	—	(4.2)
Income (loss) from continuing operations, net of tax	(0.7)	(57.4)	23.2	1.4	—	(33.5)
Discontinued operations
Income (loss) from discontinued operations	—	(10.6)	17.0	—	—	6.4
Income tax benefit (provision)	—	(3.3)	5.3	—	—	2.0
Income (loss) from discontinued operations, net of tax	—	(13.9)	22.3	—	—	8.4
Equity in income (loss) of subsidiaries	(24.7)	46.6	1.1	—	(23.0)	—
Net income (loss)	(25.4)	(24.7)	46.6	1.4	(23.0)	(25.1)
Less: net income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.4)	$(24.7)	$46.6	$1.1	$(23.0)	$(25.4)

Net income (loss)	$(25.4)	$(24.7)	$46.6	$1.4	$(23.0)	$(25.1)
Currency translation adjustment, net of tax	3.0	2.7	(1.1)	1.9	(3.8)	2.7
Comprehensive income (loss)	(22.4)	(22.0)	45.5	3.3	(26.8)	(22.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(22.4)	$(22.0)	$45.5	$3.3	$(26.8)	$(22.4)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$309.8	$56.0	$—	$365.8
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	66.9	21.0	—	88.0
Operating costs	—	21.6	142.3	26.6	—	190.5
General and administrative	0.1	24.4	17.7	4.7	—	46.9
Facility exit costs	—	—	—	1.4	—	1.4
Depreciation and amortization	—	0.2	19.6	2.1	—	21.9
Total expenses	0.1	46.3	246.5	55.8	—	348.7
Income (loss) from continuing operations	(0.1)	(46.3)	63.3	0.2	—	17.1
Interest income	—	—	0.1	—	—	0.1
Interest expense	(1.0)	(49.8)	(1.4)	(0.5)	—	(52.7)
Interest income (expense) - intercompany	(0.4)	(0.5)	0.6	0.3	—	—
Gain on extinguishment of debt	—	(4.1)	10.4	—	—	6.3
Other expense, net	—	—	(0.2)	—	—	(0.2)
Income (loss) from continuing operations before income taxes	(1.5)	(100.7)	72.8	—	—	(29.4)
Income tax benefit (provision)	—	(2.3)	1.1	(1.7)	—	(2.9)
Income (loss) from continuing operations, net of tax	(1.5)	(103.0)	73.9	(1.7)	—	(32.3)
Discontinued operations
Income (loss) from discontinued operations	—	(19.4)	36.4	—	—	17.0
Income tax benefit (provision)	—	1.9	(3.6)	—	—	(1.7)
Income (loss) from discontinued operations, net of tax	—	(17.5)	32.8	—	—	15.3
Equity in income (loss) of subsidiaries	(16.1)	104.4	(2.3)	—	(86.0)	—
Net income (loss)	(17.6)	(16.1)	104.4	(1.7)	(86.0)	(17.0)
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(17.6)	$(16.1)	$104.4	$(2.3)	$(86.0)	$(17.6)

Net income (loss)	$(17.6)	$(16.1)	$104.4	$(1.7)	$(86.0)	$(17.0)
Currency translation adjustment, net of tax	3.8	3.6	(1.2)	2.3	(4.9)	3.6
Comprehensive income (loss)	(13.8)	(12.5)	103.2	0.6	(90.9)	(13.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(13.8)	$(12.5)	$103.2	$0.2	$(90.9)	$(13.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(52.8)	$(52.3)	$123.0	$6.6	$(76.6)	$(52.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.3	20.5	3.4	—	24.2
Amortization of debt discount, financing costs and carrying value adjustment	—	8.9	—	—	—	8.9
Provision for accounts receivable loss	—	—	0.6	0.2	—	0.8
Facility exit costs	—	—	0.7	0.1	—	0.8
Share-based compensation	—	0.8	—	—	—	0.8
Payment in kind interest	—	42.5	—	—	—	42.5
Equity in (income) loss of subsidiaries	52.3	(123.0)	(5.9)	—	76.6	—
Deferred income taxes	—	—	0.1	0.1	—	0.2
Net change in assets and liabilities:
Receivables	—	(0.2)	(9.7)	4.9	—	(5.0)
Prepaid commissions	—	—	(0.8)	(1.8)	—	(2.6)
Other current assets	—	(2.7)	7.3	0.5	—	5.1
Other non-current assets	—	(0.1)	(0.4)	0.1	—	(0.4)
Accounts payable and accrued expenses	(0.5)	(0.4)	20.5	(4.0)	—	15.6
Deferred revenue	—	(0.1)	6.2	(0.2)	—	5.9
Income taxes receivable and payable	—	(0.2)	(0.1)	1.0	—	0.7
Other long-term liabilities	—	0.1	(0.4)	0.1	—	(0.2)
Other, net	—	0.8	31.3	(31.4)	—	0.7
Net cash provided by (used in) operating activities	(1.0)	(125.6)	192.9	(20.4)	—	45.9
Investing Activities
Capital expenditures	—	(1.7)	(11.7)	(0.8)	—	(14.2)
Acquisition-related payments	—	(6.5)	—	0.7	—	(5.8)
Intercompany receivables and payables	—	—	(197.0)	—	197.0	—
Net cash used in investing activities	—	(8.2)	(208.7)	(0.1)	197.0	(20.0)
Financing Activities
Borrowings under revolving credit facility, net	—	(8.0)	—	—	—	(8.0)
Principal payments on borrowings	—	(6.7)	(0.3)	—	—	(7.0)
Financing costs	—	(0.1)	—	—	—	(0.1)
Intercompany dividend	—	—	0.6	(0.6)	—	—
Dividend paid to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Intercompany receivables and payables	1.0	167.9	—	28.1	(197.0)	—
Intercompany loans	—	(11.0)	11.6	(0.6)	—	—
Net cash provided by financing activities	1.0	142.1	11.9	26.4	(197.0)	(15.6)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	8.3	(3.9)	4.6	—	9.0
Cash, cash equivalents and restricted cash, beginning of period	—	5.2	33.8	25.6	—	64.6
Cash, cash equivalents and restricted cash, end of period	—	13.5	29.9	30.2	—	73.6
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(13.4)	—	—	(13.4)
Cash, cash equivalents and restricted cash, end of period	$—	$13.5	$16.5	$30.2	$—	$60.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(17.6)	$(16.1)	$104.4	$(1.7)	$(86.0)	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.2	20.6	2.1	—	22.9
Amortization of debt discount, financing costs and carrying value adjustment	—	(5.9)	(3.2)	—	—	(9.1)
Gain on extinguishment of debt	—	4.1	(10.4)	—	—	(6.3)
Provision for accounts receivable loss	—	—	1.0	1.9	—	2.9
Facility exit costs	—	—	0.1	1.4	—	1.5
Share-based compensation	—	1.3	—	—	—	1.3
Payment in kind interest	1.0	10.8	1.7	—	—	13.5
Equity in (income) loss of subsidiaries	16.1	(104.4)	2.3	—	86.0	—
Deferred income taxes	—	0.2	1.7	(0.1)	—	1.8
Net change in assets and liabilities:
Receivables	—	(0.2)	(6.3)	(5.8)	—	(12.3)
Receivables from related parties	—	(0.6)	0.6	—	—	—
Prepaid commissions	—	—	0.2	(1.6)	—	(1.4)
Other current assets	—	(7.0)	8.4	3.0	—	4.4
Other non-current assets	—	(0.4)	0.3	0.2	—	0.1
Accounts payable and accrued expenses	(0.2)	(12.8)	25.3	(3.3)	—	9.0
Payables to related parties	0.7	(0.7)	—	—	—	—
Deferred revenue	—	—	(2.8)	(0.4)	—	(3.2)
Income taxes receivable and payable	—	(0.3)	0.1	0.8	—	0.6
Other long-term liabilities	—	0.2	—	(1.4)	—	(1.2)
Other, net	—	(1.6)	6.9	(7.4)	—	(2.1)
Net cash provided by (used in) operating activities	—	(133.2)	150.9	(12.3)	—	5.4
Investing Activities
Capital expenditures	—	(2.5)	(16.3)	(0.6)	—	(19.4)
Acquisition-related payments	—	—	—	(0.4)	—	(0.4)
Intercompany receivables and payables	—	—	(187.8)	—	187.8	—
Net cash provided by (used in) investing activities	—	(2.5)	(204.1)	(1.0)	187.8	(19.8)
Financing Activities
Proceeds from borrowings	—	1,516.1	—	—	—	1,516.1
Borrowings under revolving credit facility, net	—	58.0	—	—	—	58.0
Principal payments on borrowings	—	(1,387.7)	(118.6)	—	—	(1,506.3)
Financing costs	—	(23.4)	—	—	—	(23.4)
Intercompany dividend	—	0.3	0.2	(0.7)	—	(0.2)
Dividend paid to non-controlling interest	—	—	—	—	—	—
Intercompany receivables and payables	—	147.0	—	40.8	(187.8)	—
Intercompany loans	—	(147.2)	171.1	(23.9)	—	—
Net cash provided by (used in) financing activities	—	163.1	52.7	16.2	(187.8)	44.2
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	0.6	0.9	—	1.5
Net increase in cash, cash equivalents and restricted cash	—	27.4	0.1	3.8	—	31.3
Cash, cash equivalents and restricted cash, beginning of period	1.5	9.1	32.9	20.3	—	63.8
Cash, cash equivalents and restricted cash, end of period	1.5	36.5	33.0	24.1	—	95.1
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(16.0)	—	—	(16.0)
Cash, cash equivalents and restricted cash, end of period	$1.5	$36.5	$17.0	$24.1	$—	$79.1

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2018 to 2017. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2018 and 2017, and our financial condition as of June 30, 2018, as well as a discussion of our liquidity and capital resources as of June 30, 2018.

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

Overview

Description of Business

The Company develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty and customer engagement programs and solutions that strengthen and expand the value of customer relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

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

The Company has a domestic insurance business that serves as a leading third-party agent, administrator and marketer of certain accident & life insurance solutions. However, as discussed further in Note 3. Discontinued Operations, in the accompanying unaudited condensed consolidated financial statements, on July 3, 2018, the Company entered into a Membership Interest Purchase Agreement, pursuant to which the Purchaser (as defined in Note 3. Discontinued Operations) will acquire the domestic insurance business of the Company. As such, the insurance business is treated as “held for sale” and “discontinued operations” for purposes of this Report on Form 10-Q. The planned divestiture of the domestic insurance business marks an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

Global Reorganization

In 2016, we implemented a globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the Global Reorganization and planned divestiture of the domestic insurance businesses mark major steps in our strategic plan and ongoing transformation.

We have the following three operating segments:

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

•

Legacy Membership and Package.  This segment consists of certain global membership and package programs that are no longer being actively marketed but continue to be serviced and supported and also includes the domestic Package business. This segment includes membership programs that were marketed with many of the Company’s large domestic financial institution partners.  Although the Company will continue to service these members, it expects that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment.

We have a fourth operating segment, Insurance Solutions, which consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. However, as discussed further in Note 3. Discontinued Operations, on July 3, 2018, we entered into a Membership Interest Purchase Agreement, pursuant to which the Purchaser will acquire our domestic insurance business. As of June 30, 2018, we met the criteria for the assets and liabilities of the insurance business, which represented substantially all of the Company’s Insurance Solutions operating segment, to be classified as held for sale and as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of the insurance business have been reflected as discontinued operations.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of almost 3,000 clients, approximately 25 million subscribers and end-customers enrolled in our customer engagement programs worldwide and approximately 43.7 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2017. We believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2017, we offered 13 core products and services with 245 unique benefits and supported more than 4,300 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

2017 Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new credit facility (as amended, the “2017 Credit Facility”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. Pursuant to the Third Amendment to the 2017 Credit Facility (the “Third Amendment”), such reduction in commitments has been extended, and will now occur on May 10, 2021. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The 2017 Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the 2017 Credit Facility), if any, and the proceeds from certain specified transactions.

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

On May 4, 2018, Affinion, as borrower, entered into the Second Amendment to its 2017 Credit Facility, pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Second Amendment, the parties revised the 2017 Credit Facility in order to modify the date upon which the aggregate Revolving Facility Commitment is reduced from $110.0 million to $80.0 million. As a result of the Second Amendment, the date of such reduction was not to occur until August 10, 2018.

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the 2017 Credit Facility, pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, the parties revised the 2017 Credit Facility in order to (i) allow the Total Secured Leverage Ratio, for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the ABG Sale, to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the 2017 Credit Facility, (vi) revise certain addbacks and Pro Forma Basis adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and / or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Global Loyalty
Gross Transactional Sales Volume (1)	$900,612	$850,130	$1,829,581	$1,612,967
Gross Transactional Sales Volume per Transaction (1)	$289.33	$281.22	$288.00	$245.45
Total Transactions	3,113	3,023	6,353	6,572
Global Customer Engagement
Average Subscribers (2)	2,375	2,462	2,421	2,497
Annualized Net Revenue per Average Subscriber (3)	$110.03	$104.34	$110.09	$102.72
Engagement Solutions Platform Revenue	$24,668	$24,371	$52,554	$49,943
Legacy Membership and Package
Average Legacy Members (2)	742	1,154	769	1,186
Annualized Net Revenue per Legacy Member (3)	$101.33	$104.85	$103.27	$105.75

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

(2)

Average Subscribers and Average Legacy Members for the period are each calculated by determining the average subscribers or members, as applicable, for each month in the period (adding the number of subscribers or members, as applicable, at the beginning of the month with the number of subscribers or members, as applicable, at the end of the month and dividing that total by two) and then averaging that result for the period. A subscriber’s or member’s, as applicable, account is added or removed in the period in which the subscriber or member, as applicable, has joined or cancelled.

(3)

Annualized Net Revenue per Average Subscriber and Legacy Member are each calculated by taking the revenues from subscribers or members, as applicable, for the period and dividing it by the average subscribers or members, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or a member, as applicable, the subscriber’s or member’s, as applicable, revenues are no longer recognized in the calculation.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes our consolidated results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
			Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$179.3	$181.2	$(1.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	31.8	42.4	(10.6)
Operating costs	83.1	103.6	(20.5)
General and administrative	35.0	24.4	10.6
Facility exit costs	0.1	1.4	(1.3)
Depreciation and amortization	11.7	11.0	0.7
Total expenses	161.7	182.8	(21.1)
Income (loss) from continuing operations	17.6	(1.6)	19.2
Interest income	0.1	0.1	—
Interest expense	(47.6)	(34.0)	(13.6)
Gain on extinguishment of debt	—	6.3	(6.3)
Other expense, net	(0.1)	(0.1)	—
Loss from continuing operations before income taxes	(30.0)	(29.3)	(0.7)
Income tax provision	(0.7)	(4.2)	3.5
Loss from continuing operations, net of tax	(30.7)	(33.5)	2.8
Discontinued operations
Income (loss) from discontinued operations	(2.6)	6.4	(9.0)
Income tax provision	(0.5)	2.0	(2.5)
Income (loss) from discontinued operations, net of tax	(3.1)	8.4	(11.5)
Net loss	(33.8)	(25.1)	(8.7)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	0.1
Net loss attributable to Affinion Group Holdings, Inc.	$(34.0)	$(25.4)	$(8.6)

Summary of Operating Results for the Three Months Ended June 30, 2018

The following is a summary of changes affecting our operating results for the three months ended June 30, 2018.

Net revenues decreased $1.9 million, or 1.0%, for the three months ended June 30, 2018 as compared to the same period of the prior year primarily due to lower retail revenues from a decline in retail member volumes in Legacy Membership and Package. This decrease was partially offset by higher net revenue in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased $19.9 million, or 211.7%, for the three months ended June 30, 2018 as compared to the same period of the prior year as the impact of the lower net revenues and higher general and administrative expenses was more than offset by lower marketing and commissions and operating costs. Under the prior revenue recognition guidance, Segment EBITDA would have increased by $19.2 million, or 204.3%.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Net Revenues. During the three months ended June 30, 2018, we reported net revenues of $179.3 million, a decrease of $1.9 million, or 1.0%, as compared to net revenues of $181.2 million for the three months ended June 30, 2017.  Global Loyalty net revenues increased $8.3 million primarily due to increased growth with existing clients and launches with new clients. Net revenues increased $0.8 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange. Net revenues in Legacy Membership and Package decreased $11.0 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $10.6 million, or 25.0%, to $31.8 million for the three months ended June 30, 2018 from $42.4 million for the three months ended June 30, 2017. Marketing and commissions expense decreased $6.8 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base. Global Customer Engagement marketing and commissions expense also decreased, primarily due to lower employee related costs.

Operating Costs. Operating costs decreased by $20.5 million, or 19.8%, to $83.1 million for the three months ended June 30, 2018 from $103.6 million for the three months ended June 30, 2017. Costs decreased $13.2 million in Loyalty primarily the result of  a charge of $18.1 million recorded in the second quarter of 2017 in relation to the remediation of an external gift card inventory cyber theft partially offset by higher servicing costs in 2018. Costs decreased $4.5 million in Global Customer Engagement from lower employee related costs. Costs decreased $3.2 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense increased by $10.6 million, or 43.4% to $35.0 million for the three months ended June 30, 2018 from $24.4 million for the three months ended June 30, 2017, primarily driven by higher corporate costs of $7.3 million from higher employee related costs and professional fees. Costs decreased $2.5 million in Legacy Membership and Package primarily due to cost savings initiatives and lower fees related to certain legal matters.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.7 million, or 6.4%, to $11.7 million for the three months ended June 30, 2018 from $11.0 million for the three months ended June 30, 2017, primarily from an increase in amortization expense of $0.5 million primarily attributable to the intangible assets acquired in the Tavisca acquisition in the first quarter of 2018.

Interest Expense. Interest expense increased $13.6 million, or 40.0% to $47.6 million for the three months ended June 30, 2018 as compared to $34.0 million for the three months ended June 30, 2017 as a result of the restructuring of our debt on May 10, 2017 whereby we entered into the 2017 Credit Facility, which included term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed the Exchange Offers. The new debt issued was for higher principal amounts with associated higher interest rates than those of our previously outstanding debt.

Income Tax Provision. Income tax expense for continuing operations decreased by $3.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to a decrease in the federal and foreign deferred tax provisions for the three months ended June 30, 2018, partially offset by an increase in the foreign and state current tax provisions and the deferred state tax provision for the same period.

The Company’s effective income tax rates for the three months ended June 30, 2018 and 2017 were (2.3)% and (14.2)%, respectively. The difference in the continuing operations effective tax rates for the three months ended June 30, 2018 and 2017 is primarily a result of the increase in the loss before income taxes  and non-controlling interest from $29.3 million for the three months ended June 30, 2017 to $30.0 million for the three months ended June 30, 2018 and a decrease in the income tax provision from $4.2 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018. The Company’s tax rate for continuing operations is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances for continuing operations had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

Income (loss) from discontinued operations, net of tax. For the three months ended June 30, 2018, the discontinued operations had a loss, net of tax of $3.1 million compared to income of the discontinued operations, net of tax of $8.4 million for the three months ended June 30, 2017. Revenues during the period declined $4.5 million, due to higher cost of insurance, and general and administrative expenses were $3.0 million higher, primarily due to divestiture-related costs incurred during the three months ended June 30, 2018 of $2.7 million. In addition, the portion of consolidated interest expense allocated to the discontinued operations was $2.2 million higher for the three months ended June 30, 2018.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment, including a reconciliation of Segment EBITDA and Adjusted EBITDA to income from operations, are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$63.8	$55.5	$8.3	$24.7	$3.5	$21.2	$24.7	$21.6	$3.1
Global Customer Engagement	89.8	89.0	0.8	15.0	10.0	5.0	16.1	15.1	1.0
Subtotal	153.6	144.5	9.1	39.7	13.5	26.2	40.8	36.7	4.1
Legacy Membership and Package	25.7	36.7	(11.0)	9.7	8.2	1.5	9.7	11.0	(1.3)
Corporate	—	—	—	(20.1)	(12.3)	(7.8)	(13.7)	(11.8)	(1.9)
Total - Continuing operations	$179.3	$181.2	$(1.9)	29.3	9.4	19.9	36.8	35.9	0.9
Discontinued operations							13.9	17.7	(3.8)
Total							50.7	53.6	(2.9)
Less: Discontinued operations							(13.9)	(17.7)	3.8
Business optimization expenses and restructuring charges or expenses							(2.1)	(6.5)	4.4
Extraordinary or nonrecurring or unusual losses, expenses or charges							(0.4)	(20.2)	19.8
Other, net							(5.0)	0.2	(5.2)
Depreciation and amortization				(11.7)	(11.0)	(0.7)	(11.7)	(11.0)	(0.7)
Income from continuing operations				$17.6	$(1.6)	$19.2	$17.6	$(1.6)	$19.2

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended June 30, 2018 and 2017 by reportable segment.

	Three Months Ended June 30, 2018
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations	Discontinued Operations	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$0.8	$(0.2)	$1.5	$2.1	$2.7	$4.8
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	—	0.2	0.2	0.4	0.2	0.6
Other, net	—	0.3	—	4.7	5.0	0.4	5.4
Total	$—	$1.1	$—	$6.4	$7.5	$3.3	$10.8

	Three Months Ended June 30, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations	Discontinued Operations	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$5.0	$0.8	$0.7	$6.5	$—	$6.5
Extraordinary or nonrecurring or unusual losses, expenses or charges	18.1	—	2.0	0.1	20.2	—	20.2
Other, net	—	0.1	—	(0.3)	(0.2)	0.1	(0.1)
Total	$18.1	$5.1	$2.8	$0.5	$26.5	$0.1	$26.6

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 14 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Global Loyalty net revenues increased by $8.3 million, or 15.0%, for the three months ended June 30, 2018 to $63.8 million as compared to $55.5 million for the three months ended June 30, 2017. Net revenues include a $0.7 million increase as a result of the January 1, 2018 adoption of the new revenue recognition guidance. Under the prior revenue recognition guidance, net revenues would have increased $7.6 million or 13.7%. The net revenue increase was primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $21.2 million, or 605.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The three months ended June 30, 2017 included a charge of $18.1 million recorded in relation to the remediation of an external gift card inventory cyber theft.  The three months ended June 30, 2018 includes a $0.7 million increase from the adoption of the new revenue recognition guidance.  Excluding the effects of the gift card cyber theft and the adoption of the new revenue recognition guidance, Segment EBITDA would have increased by $2.4 million or 11.1% and was primarily due to increased revenue growth with existing clients and launches with new clients partially offset by higher servicing costs.

Global Customer Engagement. Global Customer Engagement net revenues increased by $0.8 million, or 0.9%, to $89.8 million for the three months ended June 30, 2018 as compared to $89.0 million for the three months ended June 30, 2017. Net revenues increased $3.2 million from the favorable impact of foreign exchange and decreased $2.4 million on a currency consistent basis.

Segment EBITDA increased $5.0 million, or 50.0%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily from lower operating expenses of $4.2 million primarily due to lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $11.0 million, or 30.0%, to $25.7 million for the three months ended June 30, 2018 as compared to $36.7 million for the three months ended June 30, 2017.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA increased by $1.5 million, or 18.3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Segment EBITDA increased as the impact from the lower net revenues of $11.0 million was more than offset by lower marketing and commissions expense of $6.8 million, lower operating costs of $3.2 million and lower general and administrative expenses of $2.5 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to cost savings initiatives and lower fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased by $7.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to higher employee related costs and professional fees.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes our consolidated results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
			Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$368.3	$365.8	$2.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	66.5	88.0	(21.5)
Operating costs	167.1	190.5	(23.4)
General and administrative	61.9	46.9	15.0
Facility exit costs	0.8	1.4	(0.6)
Depreciation and amortization	23.5	21.9	1.6
Total expenses	319.8	348.7	(28.9)
Income from continuing operations	48.5	17.1	31.4
Interest income	0.1	0.1	—
Interest expense	(94.6)	(52.7)	(41.9)
Gain on extinguishment of debt	—	6.3	(6.3)
Other expense, net	(0.3)	(0.2)	(0.1)
Loss from continuing operations before income taxes	(46.3)	(29.4)	(16.9)
Income tax benefit (provision)	(0.9)	(2.9)	2.0
Loss from continuing operations, net of tax	(47.2)	(32.3)	(14.9)
Discontinued operations
Income (loss) from discontinued operations	(3.3)	17.0	(20.3)
Income tax provision	(1.6)	(1.7)	0.1
Income (loss) from discontinued operations, net of tax	(4.9)	15.3	(20.2)
Net loss	(52.1)	(17.0)	(35.1)
Less: net income attributable to non-controlling interest	(0.7)	(0.6)	(0.1)
Net loss attributable to Affinion Group Holdings, Inc.	$(52.8)	$(17.6)	$(35.2)
Summary of Operating Results for the Six Months Ended June 30, 2018

The following is a summary of changes affecting our operating results for the six months ended June 30, 2018.

Net revenues increased $2.5 million, or 0.7%, for the six months ended June 30, 2018 as compared to the same period of the prior year due to higher net revenue in Global Loyalty primarily due to increased growth with existing clients and launches with new clients and higher revenue in Global Customer Engagement primarily due to the favorable impact of foreign exchange. These increases were primarily offset by lower retail revenues from the expected decline in retail member volumes in Legacy Membership and Package.

Segment EBITDA increased $33.0 million, or 84.6%, for the six months ended June 30, 2018 as compared to the same period of the prior year as the impact of the higher net revenues and lower marketing and commissions and operating costs were partially offset by higher general and administrative costs. Under the prior revenue recognition guidance, Segment EBITDA would have increased by $39.1 million, or 100.3%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net Revenues. During the six months ended June 30, 2018, we reported net revenues of $368.3 million, an increase of $2.5 million, or 0.7%, as compared to net revenues of $365.8 million for the six months ended June 30, 2017.  Global Loyalty net revenues increased $15.1 million primarily due to increased growth with existing clients and launches with new clients. Net revenues increased $7.3 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange.  Net revenues in Legacy Membership and Package decreased $19.9 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Under the prior revenue recognition guidance, net revenues would have increased by $8.6 million, or 2.4%.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $21.5 million, or 24.4%, to $66.5 million for the six months ended June 30, 2018 from $88.0 million for the six months ended June 30, 2017. Marketing and commissions expense decreased $13.0 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base. Global Customer Engagement marketing and commissions expense also decreased, primarily due to lower employee related costs.

Operating Costs. Operating costs decreased by $23.4 million, or 12.3%, to $167.1 million for the six months ended June 30, 2018 from $190.5 million for the six months ended June 30, 2017. Costs decreased $12.8 million in Loyalty primarily as a result of a charge of $23.3 million recorded in 2017 in relation to the remediation of an external gift card inventory cyber theft partially offset by higher servicing costs in 2018. Costs decreased $6.8 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes. Costs decreased $4.8 million in Global customer engagement from lower employee related costs.

General and Administrative Expense. General and administrative expense increased by $15.0 million, or 32.0% to $61.9 million for the six months ended June 30, 2018 from $46.9 million for the six months ended June 30, 2017, primarily driven by higher corporate costs of $10.3 million from higher employee related costs and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.6 million, or 7.3%, to $23.5 million for the six months ended June 30, 2018 from $21.9 million for the six months ended June 30, 2017, primarily from an increase in depreciation expense of $0.9 million and higher amortization expense of $0.7 million primarily attributable to the intangible assets acquired in the Tavisca acquisition in the first quarter of 2018.

Interest Expense. Interest expense increased $41.9 million, or 79.5% to $94.6 million for the six months ended June 30, 2018 as compared to $52.7 million for the six months ended June 30, 2017 as a result of the restructuring of our debt on May 10, 2017 whereby we entered into the 2017 Credit Facility, which included term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed the Exchange Offers. The new debt issued was for higher principal amounts with associated higher interest rates than those of our previously outstanding debt.

Gain on Extinguishment of Debt. For the six months ended June 30, 2017, we recorded a gain in the amount of $6.3 million as a result of restructuring our debt on May 10, 2017.

Income Tax Provision. Income tax expense for continuing operations decreased by $2.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a decrease in the current foreign and deferred federal tax provisions for the six months ended June 30, 2018, partially offset by an increase in the current state tax provision and deferred federal and foreign tax provisions for the same period.

The Company’s effective income tax rates for continuing operations for the six months ended June 30, 2018 and 2017 were (2.0)% and (9.6)%, respectively. The difference in the continuing operations effective tax rates for the six months ended June 30, 2018 and 2017 is primarily a result of the increase in loss before income taxes and non-controlling interest from $29.4 million for the six months ended June 30, 2017 to $46.3 million for the six months ended June 30, 2018 and a decrease in the income tax provision from $2.9 million for the six months ended June 30, 2017 to $0.9 million for the six months ended June 30, 2018. The Company’s tax rate for continuing operations is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances for continuing operations had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

Income (loss) from discontinued operations, net of tax. For the six months ended June 30, 2018, the discontinued operations had a loss, net of tax of $4.9 million compared to income of the discontinued operations, net of tax of $15.3 million for the six months ended June 30, 2017. Revenues during the period declined $11.5 million, due to higher cost of insurance, and general and administrative expenses were $4.3 million higher, primarily due to divestiture-related costs incurred during the six months ended June 30, 2018 of $3.9 million. In addition, the portion of consolidated interest expense allocated to the discontinued operations was $5.6 million higher for the six months ended June 30, 2018.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment, including a reconciliation of Segment EBITDA and Adjusted EBITDA to income from operations, are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$127.6	$112.5	$15.1	$49.7	$23.6	$26.1	$50.2	$46.6	$3.6
Global Customer Engagement	185.5	178.2	7.3	36.3	22.9	13.4	39.1	29.9	9.2
Subtotal	313.1	290.7	22.4	86.0	46.5	39.5	89.3	76.5	12.8
Legacy Membership and Package	55.2	75.1	(19.9)	22.2	17.3	4.9	22.3	22.0	0.3
Corporate	—	—	—	(36.2)	(24.8)	(11.4)	(26.5)	(22.8)	(3.7)
Total - Continuing operations	$368.3	$365.8	$2.5	72.0	39.0	33.0	85.1	75.7	9.4
Discontinued operations							27.3	37.8	(10.5)
Total							112.4	113.5	(1.1)
Less: Discontinued operations							(27.3)	(37.8)	10.5
Business optimization expenses and restructuring charges or expenses							(6.4)	(9.6)	3.2
Extraordinary or nonrecurring or unusual losses, expenses or charges							(0.4)	(26.4)	26.0
Other, net							(6.3)	(0.7)	(5.6)
Depreciation and amortization				(23.5)	(21.9)	(1.6)	(23.5)	(21.9)	(1.6)
Income from continuing operations				$48.5	$17.1	$31.4	$48.5	$17.1	$31.4

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the six months ended June 30, 2018 and 2017 by reportable segment.

	Six Months Ended June 30, 2018
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations	Discontinued Operations	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.7	$2.5	$(0.2)	$3.4	$6.4	$3.9	$10.3
Extraordinary or nonrecurring or unusual losses, expenses or charges	(0.2)	—	0.3	0.3	0.4	0.3	0.7
Other, net	—	0.3	—	6.0	6.3	0.7	7.0
Total	$0.5	$2.8	$0.1	$9.7	$13.1	$4.9	$18.0

	Six Months Ended June 30, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations	Discontinued Operations	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$—	$6.6	$1.6	$1.4	$9.6	$0.1	$9.7
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.3	0.1	3.0	—	26.4	—	26.4
Other, net	(0.3)	0.3	0.1	0.6	0.7	0.3	1.0
Total	$23.0	$7.0	$4.7	$2.0	$36.7	$0.4	$37.1

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 14 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Global Loyalty net revenues increased by $15.1 million, or 13.4%, for the six months ended June 30, 2018 to $127.6 million as compared to $112.5 million for the six months ended June 30, 2017. Net revenues include a $6.1 million reduction as a result of the January 1, 2018 adoption of the new revenue recognition guidance.  Under the prior revenue recognition guidance, net revenues would have increased $21.2 million or 18.8%.  The net revenue increase was primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased by $26.1 million, or 110.6%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The six months ended June 30, 2017 included a charge of $23.3 million recorded in relation to the remediation of an external gift card inventory cyber theft.  The six months ended June 30, 2018 includes a $6.1 million reduction from the adoption of the new revenue recognition guidance.  Excluding the effects of the gift card cyber theft and the adoption of the new revenue recognition guidance, Segment EBITDA would have increased by $8.9 million or 19.0% and was primarily due to increased revenue growth with existing clients and launches with new clients partially offset by higher servicing costs in 2018.

Global Customer Engagement. Global Customer Engagement net revenues increased by $7.3 million, or 4.1%, to $185.5 million for the six months ended June 30, 2018 as compared to $178.2 million for the six months ended June 30, 2017. Net revenues increased $10.7 million from the favorable impact of foreign exchange and decreased $3.4 million on a currency consistent basis.

Segment EBITDA increased $13.4 million, or 58.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 from higher net revenues of $7.3 million and lower operating expenses of $6.1 million primarily from lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $19.9 million, or 26.5%, to $55.2 million for the six months ended June 30, 2018 as compared to $75.1 million for the six months ended June 30, 2017.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.

Segment EBITDA increased by $4.9 million, or 28.3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Segment EBITDA increased as the impact from the lower net revenues of $19.9 million was more than offset by lower marketing and commissions expense of $13.0 million, lower operating costs of $6.8 million and lower general and administrative expenses of $5.0 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative costs were primarily due to cost savings initiatives and lower fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased by $11.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to higher employee related costs and professional fees.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2018 and December 31, 2017

	June 30,	December 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Total assets	$783.1	$766.9	$16.2
Total liabilities	2,393.1	2,324.5	68.6
Total deficit	(1,610.0)	(1,557.6)	(52.4)

Total assets increased by $16.2 million, primarily due to an increase in goodwill of $11.4 million, principally due to the acquisition of Tavisca Solutions Pvt. Ltd and an increase in cash and cash equivalents of $10.3 million due to the timing of receipts and payments. These increases were partially offset by a decrease in current assets held for sale of $11.6 million, principally due to a decrease in profit-sharing receivables due from insurance carriers.

Total liabilities increased by $68.6 million, primarily due to an increase in long-term debt of $35.5 million, principally due to $41.7 million of PIK interest converted to debt and amortization of debt discounts of $8.6 million, partially offset by payments of the revolving credit facility and term loan of $8.0 million and $6.7 million, respectively, and an increase in accounts payable and accrued expenses of $17.0 million, principally due to the planned pay down of accounts payable as of December 31, 2017.

Total deficit increased by $52.4 million, principally due to the net loss of $52.1 million, the change in currency translation adjustment of $2.2 million and a dividend to non-controlling interest of $0.5 million, partially offset by the impact of the January 1, 2018 adoption of the new revenue recognition guidance of $1.6 million and share-based compensation of $0.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe, based on our current operations and new business prospects, coupled with our flexibility in the amount and timing of marketing expenditures, that our cash on hand and borrowing availability under the revolving credit facility of the 2017 Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including the $3.35 million quarterly amortization payments on Affinion’s term loan facility under the 2017 Credit Facility. Other than the mandatory debt repayment using the net proceeds from the anticipated sale of the insurance business, we do not expect to be required to make any excess cash flow or other mandatory prepayments in the near future under the term loan facility under the 2017 Credit Facility.

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

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the 2017 Credit Facility (the “Third Amendment”), pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, among other revisions, the parties revised the 2017 Credit Facility in order to (i) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (ii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iii) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, and (iv) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by Affinion’s debt agreements following the 2017 Transactions consisting of the 2017 Credit Facility and the indenture governing the 2017 Notes.

Although we historically have a working capital deficit, we anticipate that in future periods the reduction in cash interest payments compared to those under our prior financing arrangements will favorably impact the operating cash and offset the working capital deficit that will continue for the foreseeable future. In spite of our historical working capital deficit, we expect that we will continue to be able to operate effectively primarily due to our cash flows from operations and our available funds under the revolving credit facility under our 2017 Credit Facility. In addition, during 2018, our required quarterly amortization payments under the term loan under our 2017 Credit Facility are not significant and we do not currently anticipate any other mandatory principal prepayments under the term loan.

Cash Flows – Six Months Ended June 30, 2018 and 2017

At June 30, 2018, we had $60.2 million of cash and cash equivalents and restricted cash on hand, a decrease of $18.9 million from $79.1 million of cash and cash equivalents and restricted cash on hand at June 30, 2017.

The following table summarizes our cash flows and compares the $9.0 million increase in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2017 to June 30, 2018 to the $31.3 million increase in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2016 to June 30, 2017.

	Six Months Ended June 30,
	2018	2017	Change
	(in millions)
Cash provided by (used in):
Operating activities	$45.9	$5.4	$40.5
Investing activities	(20.0)	(19.8)	(0.2)
Financing activities	(15.6)	44.2	(59.8)
Effect of exchange rate changes	(1.3)	1.5	(2.8)
Net change in cash and cash equivalents	$9.0	$31.3	$(22.3)

Operating Activities

During the six months ended June 30, 2018, we generated $40.5 million more cash from operating activities than during the six months ended June 30, 2017. During the six months ended June 30, 2018, payment-in-kind interest increased by $29.0 million compared to the six months ended June 30, 2017.

Investing Activities

We used $0.2 million more cash in investing activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we used $14.2 million for capital expenditures and made $5.8 million of acquisition-related payments, net of cash acquired. During the six months ended June 30, 2017, we used $19.4 million for capital expenditures and made $0.4 million of acquisition-related payments.

Financing Activities

We used $59.8 million more cash in financing activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we made payments on our term loan and other debt of $7.0 million and had net repayments under our revolving credit facility of $8.0 million. During the six months ended June 30, 2017, we made payments on our first-lien and second-lien term loans for $753.8 million and $425.0 million, respectively, redeemed the International Notes for $118.5 million, and redeemed a portion of Affinion’s 2013 senior notes for $205.7 million. Affinion also issued the 2017 Notes for $212.3 million, received $1,306.5 million and $55.3 million of term loans and revolving credit facility under the 2017 Credit Facility and incurred $23.4 million of financing costs related to the 2017 Notes and 2017 Credit Facility.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of June 30, 2018, we had approximately $2.0 billion in indebtedness.

At June 30, 2018, on a consolidated basis, Affinion had $1,323.2 million outstanding term loans under Affinion’s 2017 Credit Facility, as defined below ($1,297.4 million, net of discount) and $637.0 million outstanding under Affinion’s 2017 Notes, as defined below ($616.5 million, net of discount). At June 30, 2018, there were borrowings of $47.0 million ($44.9 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $58.0 million available under the revolving credit facility, after giving effect to the issuance of $5.0 million of letters of credit.

As of June 30, 2018, Affinion’s 2017 Credit Facility and the indenture governing Affinion’s 2017 Notes contained various restrictive covenants that apply to Affinion. As of June 30, 2018, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

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

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the 2017 Credit Facility (the “Third Amendment”), pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, among other revisions, the parties revised the 2017 Credit Facility in order to (i) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (ii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iii) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, and (iv) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale.

The interest rates with respect to the term loans and revolving loans under the 2017 Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the 2017 Credit Facility and any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. For the three and six months ended June 30, 2018, the maximum ratio of senior secured debt to EBITDA was 7.0:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.0:1.0.

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

The 2017 Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the 2017 Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding 2017 Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for each of the first and second interest periods was paid in PIK Interest on November 10, 2017 and May 10, 2018, respectively.

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

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended June 30, 2018 to Adjusted EBITDA. Interest expense and income tax benefit include amounts attributed to the discontinued operations.

For the Twelve
Months Ended
June 30, 2018 (a)
(in millions)
Net loss attributable to Affinion Group Holdings, Inc.	$(60.4)
Interest expense, net (b)	233.7
Income tax benefit (c)	(20.0)
Non-controlling interest	0.9
Other expense, net	0.5
Loss on extinguishment of debt	2.8
Depreciation and amortization (d)	48.1
Business optimization expenses and restructuring charges or expenses (e)	16.8
Extraordinary or nonrecurring or unusual losses, expenses or charges (f)	2.2
Other, net (g)	9.5
Adjusted EBITDA, excluding pro forma adjustments (h)	234.1
Effect of the pro forma adjustments (i)	4.3
Adjusted EBITDA, including pro forma adjustments (j)	$238.4

(a)

Represents consolidated financial data for the year ended December 31, 2017, minus consolidated financial data for the six months ended June 30, 2017, plus consolidated financial data for the six months ended June 30, 2018.

(b)

Includes interest expense, net attributed to discontinued operations for the twelve months ended June 30, 2018, This amount is permitted to be included in interest expense, net in calculating the Adjusted EBITDA under Affinion’s 2017 Credit Facility.

(c)

Includes income tax provision (benefit) attributed to discontinued operations for the twelve months ended June 30, 2018. This amount is permitted to be included in income tax provision (benefit) in calculating the Adjusted EBITDA under Affinion’s 2017 Credit Facility.

(d)

Includes depreciation and amortization attributed to discontinued operations for the twelve months ended June 30, 2018. This amount is permitted to be included in depreciation and amortization in calculating the Adjusted EBITDA under Affinion’s 2017 Credit Facility.

(e)	Represents the elimination of the effect of business optimization expenses and restructuring charges or expenses.
(f)	Represents the elimination of extraordinary or nonrecurring or unusual losses, expenses or charges.
(g)

Primarily represents the elimination of (i) net changes in certain reserves, (ii) share-based compensation expense and (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions.

(h)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2017 in calculating the Adjusted EBITDA under the 2017 Credit Facility, subject to certain limitations.

(i)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2017.
(j)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (i) above.

Debt Repurchases

We or our affiliates have, in the past, and may, from time to time in the future, purchase portions of Affinion’s indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2018 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2023 and		June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.2	$0.3	$0.4	$—	$637.0	$—	$637.9	$588.5
Average interest rate (a)	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$6.7	$28.5	$58.6	$67.0	$1,209.5	$—	$1,370.3	$1,413.2
Average interest rate (a)	9.81%	9.81%	9.81%	9.81%	9.82%

(a)	Average interest rate is based on rates in effect at June 30, 2018.

Foreign Currency Forward Contracts

We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and that were denominated in Euros and British pounds. The Company has not entered into such contracts subsequent to April 2017. During the three and six months ended June 30, 2017, the Company recognized a realized loss on the forward contracts of $0.7 million and $1.3 million, respectively. There was no realized gain or loss recognized during the three and six months ended June 30, 2018.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required by this Item is contained in Note 10 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks relating to the sale of our Insurance business could adversely affect us.

The proposed sale of our Insurance business is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. If any condition to the closing of the sale of our insurance business is not satisfied or, if permissible, waived, the sale of our insurance business will not be completed. In addition, satisfying the closing conditions to the sale of our insurance business may take longer than we expect. There can be no assurance that all of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in a failure to consummate the sale of our insurance business.

If the sale of our insurance business is not completed for any reason, investor confidence could decline. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the sale of our insurance business. Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the sale of our insurance business, which could disrupt operations and have an adverse effect on our operating results and business.

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2017, we derived approximately 34% of our net revenues from customers we obtained through the 10 largest clients of our nearly 6,150 clients.

With respect to our loyalty and engagement solutions operations, many of our key client relationships are governed by agreements that may be terminated at any time without cause by our clients upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our clients upon notice of as few as 30 days without penalty. Our clients are not subject to minimum volume or marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our clients may cease or reduce the value of loyalty points or their marketing of our programs and solutions without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key clients may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution clients, certain clients have terminated their agreements with us or ceased marketing our programs and solutions to, or ceased billing, their customers. The loss of such clients or, with regard to our largest clients, the loss of any substantial portion of the business derived from such client, the cessation of support of their loyalty programs or their marketing of our programs and solutions or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing programs and solutions of which such client’s customers are customers of ours and could adversely affect our ability to further market new or existing programs and solutions through such client to prospective customers. For example, one of our key loyalty clients had indicated to us that they might move a significant portion of their business with us to an alternative provider beginning as early as the second quarter of 2018. To date, the client has not moved any of the business to an alternative provider, although they may elect to do so in the second half of 2018. To date, no formal termination notice has been given to us.  If the key loyalty client does transition a significant portion of the business to one or more of our competitors, and we are unable to replace the lost revenues from such client, it would have a material adverse impact on our results of operations and financial condition. There can be no assurance that more of our clients or any of our largest clients, who individually represent a material portion of our revenues, will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*†	Membership Interest Purchase Agreement, dated July 3, 2018, by and among AIS Holdco, LLC., Affinion Group, LLC, Affinion Group, Inc. and Affinion Benefits Group, LLC.

10.1*	Amendment to Employment Agreement, dated June 26, 2018, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd Siegel.

10.2

Second Amendment to Credit Agreement, dated May 4, 2018, by and among Affinion Group, Inc., HPS Investment Partners, LLC, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2018).

10.3

Third Amendment to Credit Agreement, dated July 16, 2018, by and among Affinion Group, Inc., Affinion Group Holdings, Inc., the lenders from time to time party thereto, HPS Investment Partners, LLC, as administrative agent and collateral agent for the lenders and HPS Investment Partners, LLC as lead arranger, syndication agent, documentation agent and bookrunner (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 18, 2018).

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
†

The schedules and exhibits to the Membership Interest Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: July 26, 2018	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1