Form 10-Q
period 2018-09-30
Affinion Group Holdings, Inc.
filed 2018-11-14
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period

for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 13, 2018, the number of shares outstanding of the registrant’s (1) Common Stock, $0.01 par value, was 9,157,071, (2) Class C Common Stock, $0.01 par value, was 433,813, and (3) Class D Common Stock, $0.01 par value, was 456,643.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In millions, except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50.0	$39.5
Restricted cash	60.1	9.9
Receivables (net of allowances for doubtful accounts of $8.1 and $7.5, respectively)	155.9	153.4
Prepaid commissions	35.6	33.7
Other current assets	86.9	69.6
Current assets held for sale	—	46.0
Total current assets	388.5	352.1
Property and equipment, net	95.1	103.5
Goodwill	172.8	166.4
Other intangibles, net	31.0	34.0
Other non-current assets	39.7	27.6
Non-current assets held for sale	—	83.3
Total assets	$727.1	$766.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.8	$13.9
Accounts payable and accrued expenses	359.6	292.7
Deferred revenue	36.6	35.2
Income taxes payable	3.9	3.2
Current liabilities held for sale	—	49.1
Total current liabilities	413.9	394.1
Long-term debt	1,467.3	1,887.3
Deferred income taxes	3.0	5.5
Deferred revenue	3.4	4.1
Other long-term liabilities	33.6	25.9
Non-current liabilities held for sale	—	7.6
Total liabilities	1,921.2	2,324.5

Commitments and contingencies

Deficit
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,157,071 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 shares issued and 433,813 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 shares issued and 456,643 shares outstanding	—	—
Additional paid in capital	413.7	412.5
Warrants	31.1	31.1
Accumulated deficit	(1,625.8)	(1,991.7)
Accumulated other comprehensive income	(13.6)	(9.5)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,195.6)	(1,558.6)
Non-controlling interest in subsidiary	1.5	1.0
Total deficit	(1,194.1)	(1,557.6)
Total liabilities and deficit	$727.1	$766.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In millions, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$177.1	$183.3	$545.4	$549.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	36.8	42.5	103.3	130.5
Operating costs	82.3	81.1	249.4	271.6
General and administrative	26.2	21.2	88.1	68.1
Facility exit costs	1.0	(1.2)	1.8	0.2
Depreciation and amortization	12.7	11.8	36.2	33.7
Total expenses	159.0	155.4	478.8	504.1
Income from continuing operations	18.1	27.9	66.6	45.0
Interest income	—	—	0.1	0.1
Interest expense	(50.5)	(44.3)	(145.1)	(97.0)
Gain (loss) on extinguishment of debt	(31.6)	(2.8)	(31.6)	3.5
Other expense, net	—	(0.1)	(0.3)	(0.3)
Loss from continuing operations before income taxes	(64.0)	(19.3)	(110.3)	(48.7)
Income tax benefit (provision)	24.5	(1.7)	23.6	0.4
Loss from continuing operations, net of tax	(39.5)	(21.0)	(86.7)	(48.3)
Income from discontinued operations, net of tax	456.9	10.2	452.0	20.5
Net income (loss)	417.4	(10.8)	365.3	(27.8)
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(1.0)	(0.7)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$417.1	$(10.9)	$364.3	$(28.5)

Earnings (loss) per share attributable to holders of Common Stock
Basic earnings (loss) per share
Continuing operations	$(2.91)	$(1.54)	$(6.43)	$(4.32)
Discontinued operations	$33.51	$0.74	$33.16	$1.81
Net earnings (loss) per share	$30.60	$(0.80)	$26.73	$(2.51)

Diluted earnings (loss) per share
Continuing operations	$(2.91)	$(1.54)	$(6.43)	$(4.32)
Discontinued operations	$33.51	$0.74	$33.16	$1.81
Net earnings (loss) per share	$30.60	$(0.80)	$26.73	$(2.51)

Weighted average common shares outstanding
Basic	13,628,871	13,522,890	13,628,871	11,356,425
Diluted	13,628,871	13,522,890	13,628,871	11,356,425

Net income (loss)	$417.4	$(10.8)	$365.3	$(27.8)
Currency translation adjustment, net of tax for all periods	(1.8)	2.4	(4.1)	6.0
Comprehensive income (loss)	415.6	(8.4)	361.2	(21.8)
Less: comprehensive income attributable to non-controlling interest	(0.3)	(0.3)	(1.0)	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$415.3	$(8.7)	$360.2	$(22.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In millions, except share amounts)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2018	9,157,071	$412.6	$31.1	$(1,991.7)	$(9.5)	$(1.1)	$1.0	$(1,557.6)
Impact of change in accounting policy		—	—	1.6	—	—	—	1.6
Adjusted balance, January 1, 2018		412.6	31.1	(1,990.1)	(9.5)	(1.1)	1.0	(1,556.0)
Net income		—	—	364.3	—	—	1.0	365.3
Currency translation adjustment		—	—	—	(4.1)	—	—	(4.1)
Dividend to non-controlling interest		—	—	—	—	—	(0.5)	(0.5)
Share-based compensation		1.2	—	—	—	—	—	1.2
Balance, September 30, 2018	9,157,071	$413.8	$31.1	$(1,625.8)	$(13.6)	$(1.1)	$1.5	$(1,194.1)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2017	9,093,330	$409.6	$—	$(1,966.5)	$(15.7)	$(1.1)	$0.8	$(1,572.9)
Net income (loss)		—	—	(28.5)	—	—	0.7	(27.8)
Currency translation adjustment		—	—	—	6.0	—	—	6.0
Issuance of warrants in connection with debt refinancing		—	31.1	—	—	—	—	31.1
Exercise of warrants	63,741	0.4	—	—	—	—	—	0.4
Dividend to non-controlling interest		—	—	—	—	—	(0.2)	(0.2)
Share-based compensation		1.8	—	—	—	—	—	1.8
Balance, September 30, 2017	9,157,071	$411.8	$31.1	$(1,995.0)	$(9.7)	$(1.1)	$1.3	$(1,561.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In millions)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$365.3	$(27.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36.9	34.9
Payment in kind interest	64.8	32.9
Amortization of debt discount, financing costs and carrying value adjustment	12.7	(4.5)
Provision for accounts receivable loss	1.2	3.0
Loss (gain) on extinguishment of debt	31.6	(3.5)
Gain on sale of business	(473.1)	—
Facility exit costs	1.8	0.3
Share-based compensation	1.2	1.8
Deferred income taxes	(1.9)	2.7
Net change in assets and liabilities:
Receivables	(5.8)	(16.8)
Prepaid commissions	(2.3)	(1.5)
Other current assets	(11.1)	(7.0)
Other non-current assets	(13.9)	6.6
Accounts payable and accrued expenses	47.3	24.8
Deferred revenue	9.9	(5.2)
Income taxes receivable and payable	1.0	1.2
Other long-term liabilities	(1.2)	(0.1)
Other, net	2.0	(3.4)
Net cash provided by operating activities	66.4	38.4
Investing Activities
Capital expenditures	(23.8)	(30.1)
Acquisition-related payments, net of cash acquired	(5.8)	(0.4)
Proceeds from sale of business, net of cash transferred	517.3	—
Net cash provided by (used in) investing activities	487.7	(30.5)
Financing Activities
Proceeds from borrowings	—	1,539.6
Borrowings (repayments) under revolving credit facility, net	(15.0)	40.0
Principal payments on borrowings	(491.0)	(1,531.4)
Financing costs	(0.1)	(28.1)
Dividend paid to non-controlling interest	(0.5)	(0.2)
Proceeds from sale of warrants	—	0.5
Net cash provided by (used in) financing activities	(506.6)	20.4
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2.0)	3.3
Net increase in cash, cash equivalents and restricted cash	45.5	31.6
Cash, cash equivalents and restricted cash, beginning of period	64.6	63.8
Cash, cash equivalents and restricted cash, end of period	110.1	95.4
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	(15.8)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$110.1	$79.6
Supplemental Disclosure of Cash Flow Information:
Interest payments	$111.7	$87.6
Income tax payments, net of refunds	$3.6	$3.4
Non-cash investing and financing activities:
Accrued capital expenditures	$1.1	$0.7
Payment of in-kind interest	$41.7	$3.4
Exchange of notes and accrued interest for new notes	$—	$295.3
Payment of debt discount	$—	$25.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND LIQUIDITY

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

The Company had a fourth operating segment, Insurance Solutions, which consisted of the domestic insurance business, which served as a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. On August 15, 2018, the Company completed the sale of the domestic insurance business, which comprised substantially all of the Company’s Insurance Solutions operating segment.  See Note 3 to these unaudited condensed consolidated financial statements for more information on the sale of the domestic insurance business.  The divestiture of the domestic insurance business marks an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

Liquidity— During the third quarter of 2018 and as previously disclosed in a Current Report on Form 8-K filed on October 5, 2018, one of the Company’s top five Global Loyalty clients commenced the process of transferring their business to another loyalty provider. As of October 26, 2018, consistent with the expectations disclosed in the aforementioned Form 8-K, this client transitioned substantially all of their existing business to an alternative provider. In accordance with U.S. GAAP, the Company is required to perform an assessment of its ability to continue as a going concern. Further, when management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management must then consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. As a result of this requirement, the Company has concluded that substantial doubt exists relating to the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company continues to make progress on expanding an existing partner relationship that, if implemented, would mitigate or offset entirely the impact of the lost revenue from the loss of the above-mentioned key client. The Company currently anticipates that any such implementation would occur in the early part of the first quarter of 2019.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition.  The new standard, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity expects to receive for the goods and services provided.   The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We adopted the new guidance effective January 1, 2018 using the modified retrospective method, focusing on contracts not yet completed as of December 31, 2017. We recognized the cumulative effect of applying ASC 606 as of January 1, 2018 as an adjustment to the opening balance of retained earnings. The comparative information for the three and nine months ended September 30, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. As required by ASC 606, results for the three and nine months ended September 30, 2018 includes dual reporting, presenting operating results under both the previous and current standards. See Note 2 to these unaudited condensed consolidated financial statements for additional information relating to the adoption of ASC 606 and its impact on the Company.

In February 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. The new standard requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019 with early adoption permitted. The Company expects to adopt the new lease standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of that date, as permitted by FASB ASU 2018-11.  The Company has formed a project implementation team with representatives from each of its operating segments. The team continues to work on compiling a lease database containing all of the relevant information required to implement the new standard and has held training on the application of the new standard. The Company has licensed third-party software to automate lease accounting calculations and compile disclosures required by the new standard. The Company has also engaged a third-party consultant to assist in the implementation of the new standard. The new standard is expected to have a material impact on the Company’s condensed consolidated balance sheets, but is not expected to have a material impact on the Company’s condensed consolidated statements of comprehensive income (loss) or cash flows.

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

In November 2016, the FASB issued ASU 2016-18, which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s restricted cash amounts relate primarily to amounts to collateralize certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. The Company’s restricted cash amounts presented in current assets held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2017 relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members. The adoption of the new guidance by the Company as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017 was revised to exclude the $(3.9) million and $0.6 million change in restricted cash from net cash used in operating activities and net cash used in investing activities, respectively, and to include $26.1 million and $30.1 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively.

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

Impact of New Standard

The cumulative effect of the changes made to the Company’s unaudited condensed consolidated balance sheet as of January 1, 2018 to reflect the adoption of ASC 606 was as follows:

	Balance at	Adjustments Due to	Balance at
	December 31, 2017	Adoption of ASC 606	January 1, 2018
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$39.3	$(1.6)	$37.7

Equity
Accumulated deficit	(1,991.7)	1.6	(1,990.1)

The impact of adoption on the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and on the unaudited condensed consolidated balance sheet as of September 30, 2018 was as follows:

	Three Months Ended	Balances Without
	September 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Statement of Comprehensive Income
Revenues
Net revenues	$177.1	$174.4	$2.7

Net loss	417.4	414.7	2.7

	Nine Months Ended	Balances Without
	September 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Statement of Comprehensive Income
Revenues
Net revenues	$545.4	$548.8	$(3.4)

Net loss	365.3	368.7	(3.4)

		Balances Without
	September 30, 2018	Adoption of	Effect of
	As Reported	ASC 606	Change
	(in millions)
Balance Sheet
Liabilities
Deferred revenue	$40.0	$36.6	$3.4

Equity
Accumulated deficit	(1,625.8)	(1,622.4)	(3.4)

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017, along with the reportable segment for each category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
	(in millions)
Global Loyalty	$67.3	$58.3	$194.9	$170.8
Global Customer Engagement:
Revenue Enhancements	64.4	64.9	197.3	193.2
Engagement Solutions	22.4	25.7	75.0	75.6
Subtotal	154.1	148.9	467.2	439.6
Legacy Membership and Package	23.0	34.4	78.2	109.5
Total	$177.1	$183.3	$545.4	$549.1
(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

Transaction Price Allocated to Remaining Performance Obligations

Within the Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments, we have contracts with different maturity dates for which we receive variable consideration based on volumes that we transact related to the services we render.  These services include travel, gift card and benefit fulfillment and contact center servicing which typically result in revenue recognition upon occurrence of the transaction.  Where these contracts provide a material right to our clients in the form of an accumulating benefit, we defer recognizing a portion of this revenue to a future period.  Where future variable consideration results from a wholly unsatisfied service that forms part of a single performance obligation, we have elected, as a practical expedient, to not disclose the value of the remaining performance obligations associated with these contracts. As of September 30, 2018, the Company has remaining performance obligations under fixed consideration arrangements of $0.1 million in 2018, $0.3 million in 2019 and $0.3 million in 2020, for a total of $0.7 million, all of which relate to the Global Customer Engagement Segment.

Costs to Obtain and Fulfill a Contract

Within each of our reportable segments, we may incur costs in obtaining a contract, which typically consist of sales commissions.  To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize them. Within the Global Loyalty segment, we pay commissions to internal salespeople which we generally expense as incurred because these expenses do not have a material impact on our financial statements. Within the Global Customer Engagement and Legacy Membership and Package segments, we occasionally pay advance commissions to our partners, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are capitalized as prepaid commissions and recognized as expense as earned down by the partner.  These assets are continually monitored for impairment.  We had a balance of $52.2 million in prepaid commissions as of September 30, 2018 and recognized $14.5 million and $51.9 million of amortization for the three and nine months ended September 30, 2018, respectively.

Within the Global Loyalty segment, we incur costs to fulfill a contract.  Such costs are typically incurred during the implementation phase of a new contract with a client. To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize and amortize the costs over the term of the contract on a systematic basis consistent with the pattern of the transfer of goods or services to the customer.  These assets are continually monitored for impairment.  We had a balance of $1.5 million in deferred costs as of September 30, 2018 and recognized $0.1 million and $0.4 million of amortization for the three and nine months ended September 30, 2018, respectively. Within the Global Customer Engagement and Legacy Membership and Package segments, we do not incur costs to fulfill contracts.

Contract Assets and Liabilities

The following table reflects the balances of our contract liabilities, which we classify as deferred revenue, as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017 (a)
	(in millions)
Deferred revenue - current	$36.6	$35.2
Deferred revenue - non-current	3.4	4.1
Total	$40.0	$39.3

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

The change in the total contract liabilities balances from December 31, 2017 to September 30, 2018 of $0.7 million, or 1.8%, is primarily recognition of blended revenue share rates for contracts with tiered revenue share pricing ($3.5 million) and a call center stabilization payment received from a client ($4.5 million), partially offset by the impact of the expected attrition of legacy members in Legacy Membership and Package, foreign exchange and amortization of up-front payments.

Discontinued Operations

Within the insurance solutions business and prior to the 2018 Divestiture, we acted as a third-party agent, administrator and marketer of certain accident and life insurance solutions.  We earned revenue ratably over time in the form of commissions from insurance carriers based on premiums collected. We believe that our clients simultaneously received and consumed the benefits of our service as it occurred and that a time-based input measure of progress was appropriate because we expected, on the basis of our relevant history with similar contracts, to expend efforts on a generally even basis throughout the contract term.  We also acted as an agent in arrangements where our performance obligation ensured the transfer of goods or services on behalf of our clients and where we had no pricing discretion.

The adoption of ASC 606 did not affect the operating results of the insurance solutions business for the three and nine months ended September 30, 2018. Within the insurance solutions business, there were no performance obligations that had a duration of more than one year or costs to obtain or fulfill a contract.

3. DISCONTINUED OPERATIONS

On July 3, 2018, the Company, Affinion Group, LLC, a Delaware limited liability company (the “Seller”) and indirect wholly-owned subsidiary of the Company, and Affinion Benefits Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (“ABG”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AIS Holdco, LLC (the “Purchaser”), an entity controlled by investment funds managed by affiliates of Mill Point Capital Partners, L.P., pursuant to which the Purchaser would acquire the insurance division of the Company by acquiring the outstanding membership interests of ABG as set forth in the Purchase Agreement (the “2018 Divestiture”).

On August 15, 2018, the Seller completed the 2018 Divestiture pursuant to the Purchase Agreement.  The consideration paid by the Purchaser, subject to a working capital adjustment as set forth in the Purchase Agreement, and the net gain recognized in connection with the 2018 Divestiture was as follows:

(in millions)
Cash received	$542.5
Net assets sold	(58.9)
Direct costs to sell	(10.5)
Gain on sale of business before income taxes	$473.1

Immediately following the closing of the 2018 Divestiture, the Company repaid $466.7 million principal amount of long-term debt plus an associated repayment premium of $14.0 million under the 2017 Credit Facility. See Note 6 to these unaudited condensed consolidated financial statements for more information on the 2017 Credit Facility and amendments thereto.

The Purchase Agreement contained customary representations, warranties and covenants, including a covenant that Affinion will not compete with the business of ABG for a period of five years. The Purchaser also agreed not to compete with certain businesses of Affinion and Seller for five years. The Purchase Agreement also contained mutual indemnification for breaches of representations and warranties and failure to perform covenants or obligations contained in the Purchase Agreement, subject to certain limitations, as well as indemnities related to taxes. As contemplated by the Purchase Agreement, the Company, Seller and certain of the Seller’s affiliates entered into related transition services agreements, whereby the Company will provide various services to the Purchaser, including but not limited to, certain general and administrative activities and the Purchaser or ABG will provide various services to the Company and its affiliates, including, but not limited to, certain data support and insurance services. The transition services agreements are not expected to have a material effect on the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

The parties to the Purchase Agreement also executed certain separate and distinct long-term arrangements related to information technology support, call center operation and packaging services, to be provided for five years. The effect of providing the services in the long-term arrangements from August 15, 2018 through September 30, 2018 totaled $0.3 million of net expenses and is recorded in Other expense, net on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2018.

The following table includes the carrying amounts of assets and liabilities that have been reclassified from their historical balance sheet presentation to current and non-current assets and liabilities held for sale as of December 31, 2017.

December 31,
2017
(in millions)
Cash and cash equivalents	$0.3
Restricted cash	14.9
Receivables	2.2
Profit-sharing receivables from insurance carriers	21.3
Prepaid commissions	7.2
Other current assets	0.1
Current assets held for sale	$46.0
Property and equipment, net	$4.9
Contract rights and list fees, net	18.8
Goodwill	58.3
Other non-current assets	1.3
Non-current assets held for sale	$83.3
Accounts payable and accrued expenses	$32.8
Deferred revenue	16.3
Current liabilities held for sale	$49.1
Other long-term liabilities	$7.6
Non-current liabilities held for sale	$7.6

The 2018 Divestiture represented a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, is presented as discontinued operations.

The following table includes the major financial statement line items that comprise income from discontinued operations, net of tax for the three and nine month periods ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018 (a)	2017	2018 (a)	2017
Operations	(in millions)
Net revenues	$26.2	$59.9	$127.3	$172.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	13.2	33.6	78.8	100.0
Operating costs	1.2	2.3	6.3	7.3
General and administrative (b)	(2.5)	1.4	5.5	5.1
Facility exit costs	—	—	—	0.1
Depreciation and amortization	—	0.2	0.7	1.2
Total expenses	11.9	37.5	91.3	113.7
Income from operations	14.3	22.4	36.0	58.8
Interest expense	(6.2)	(12.1)	(31.2)	(31.5)
Income from discontinued operations before income taxes	8.1	10.3	4.8	27.3
Income tax benefit (provision)	1.6	(0.1)	—	(6.8)
Income from discontinued operations, net of tax	9.7	10.2	4.8	20.5

Disposal
Gain on sale of business before income taxes	473.1	—	473.1	—
Income tax provision	(25.9)	—	(25.9)	—
Gain on sale of business, net of tax	447.2	—	447.2	—

Income from discontinued operations, net of tax	$456.9	$10.2	$452.0	$20.5

(a)	Includes operating results through August 15, 2018, the date the Company completed the 2018 Divestiture.
(b)

For the three and nine months ended September 30, 2018, $3.9 million of transaction costs were reclassified from income from discontinued operations before income taxes to gain on sale of business before income taxes.

The operating results reflected above do not fully represent the disposal group’s historical operating results, as the results reported within income (loss) from discontinued operations only include expenses that are directly attributable to the disposal group. The allocation of interest to the discontinued operations is based on the specific debt instrument that is required to be repaid as a result of the disposal transaction and is calculated based on the $466.7 million of debt repaid immediately following the closing of the 2018 Divestiture.

The following table provides additional detail related to the net cash used in operating and investing activities of the discontinued operations:

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash flows provided by operating activities	$11.7	$0.2
Cash flow from investing activities:
Capital expenditures	$(1.7)	$(1.1)

4. ACQUISITION

On February 8, 2018, the Company entered into a definitive agreement to acquire 100% of the equity capital of one of its top technology partners, Tavisca Solutions Private Limited (“Tavisca”), a leading provider of innovative technology to the travel industry. Tavisca is headquartered in Pune, India, with a U.S. office in Plano, Texas.  The acquisition closed at a purchase price of $8.5 million, comprised of $6.5 million paid at closing and the balance of $2.0 million, with an acquisition date fair value of $1.7 million, to be paid on the first anniversary of the closing date. In addition, the Company may make certain additional payments of up to $13.0 million, with an acquisition date fair value of $9.6 million, based on a discounted cash flow model using a 14.4% discount rate. The amount of additional payments to be paid is dependent on Tavisca achieving certain agreed cost of operations targets for each of the three annual periods following the acquisition date. The additional payments are included in accounts payable and accrued expenses and other long-term liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2018, are measured at fair value on a recurring basis and are considered Level 3 financial instruments.

The acquisition of Tavisca is expected to strengthen and expand the Global Loyalty segment’s loyalty platform capabilities to help our clients improve program efficiency, customer loyalty, and customer lifetime value.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed in the Tavisca transaction.  During the three months ended September 30, 2018, the Company updated its provisional estimates of certain acquired assets and assumed liabilities, which increased net assets acquired by $3.7 million.  As of September 30, 2018, the estimated fair value of these acquired assets and assumed liabilities had not been finalized as the Company is still finalizing opening working capital balances.  Accordingly, the provisional estimates of acquired assets and assumed liabilities and goodwill are subject to change.

(in millions)
Cash and cash equivalents	$0.7
Receivables	0.6
Other current assets	1.2
Property and equipment	0.1
Goodwill	9.8
Other intangibles	5.2
Other non-current assets	0.6
Other long-term liabilities	(0.4)
Total consideration	$17.8

The intangible assets assumed are comprised of patents and technology ($4.6 million) and affinity relationships ($0.6 million), which are amortized on a straight-line basis over useful lives of two years and one year, respectively. The goodwill, which will not be deductible for income tax purposes, is attributed to the Global Loyalty segment. In connection with the acquisition of Tavisca, the Company incurred $1.5 million of acquisition costs, of which $1.1 million was recognized for the nine months ended September 30, 2018 and $0.4 million was recognized for the year ended December 31, 2017.  Acquisition costs are included in general and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss). As Tavisca’s pre-acquisition results of operations are not material to the accompanying unaudited condensed consolidated financial statements, no pro forma financial information is provided. As Tavisca’s post-acquisition results of operations are not material to the accompanying unaudited condensed consolidated financial statements, the post-acquisition revenue and earnings of Tavisca have not been provided.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	September 30, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$586.0	$(584.7)	$1.3
Affinity relationships	587.5	(564.8)	22.7
Proprietary databases and systems	45.7	(44.8)	0.9
Trademarks and tradenames	26.3	(23.3)	3.0
Patents and technology	52.2	(49.1)	3.1
Covenants not to compete	1.3	(1.3)	—
Total	$1,299.0	$(1,268.0)	$31.0

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$636.1	$(634.4)	$1.7
Affinity relationships	590.5	(564.1)	26.4
Proprietary databases and systems	45.8	(44.6)	1.2
Trademarks and tradenames	27.9	(23.4)	4.5
Patents and technology	47.7	(47.6)	0.1
Covenants not to compete	2.5	(2.4)	0.1
Total	$1,350.5	$(1,316.5)	$34.0

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $6.7 million and $6.0 million, respectively, from December 31, 2017 to September 30, 2018.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Amortizable intangible assets:
Member relationships	$0.1	$0.1	$0.4	$0.4
Affinity relationships	1.4	1.3	4.2	4.3
Proprietary databases and systems	0.1	0.1	0.3	0.3
Trademarks and tradenames	0.3	0.4	1.0	1.1
Patents and technology	0.5	—	1.5	0.1
Covenants not to compete	0.1	—	0.1	—
Total	$2.5	$1.9	$7.5	$6.2

Based on the Company’s amortizable intangible assets as of September 30, 2018, the Company expects the related amortization expense for fiscal year 2018 and the four succeeding fiscal years to be approximately $10.1 million in 2018, $8.5 million in 2019, $5.7 million in 2020, $3.7 million in 2021 and $3.4 million in 2022.

At September 30, 2018 and December 31, 2017, the Company had gross goodwill of $601.8 million and $595.4 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions (as defined in Note 12 to these unaudited condensed consolidated financial statements), the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the former Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2017 and the nine months ended September 30, 2018 are as follows:

	Balance at		Balance at			Balance at
	January 1,	Currency	December 31,		Currency	September 30,
	2017	Translation	2017	Acquisition	Translation	2018
	(in millions)
Global Loyalty	$104.8	$1.1	$105.9	$9.8	$(0.3)	$115.4
Global Customer Engagement	55.1	5.4	60.5	—	(3.1)	57.4
Legacy Membership and Package	—	—	—	—	—	—
Total	$159.9	$6.5	$166.4	$9.8	$(3.4)	$172.8

Under current accounting guidance, there is a requirement to assess goodwill for impairment at least annually. Accordingly, the Company performs its annual impairment test during the fourth quarter of each calendar year. If an event occurs or circumstances change between annual tests that could more likely than not reduce the fair value of a reporting unit below its carrying amount, the goodwill of that reporting unit should be tested for impairment.  As a result of the loss of one of the Company’s top five Global Loyalty clients, management evaluated whether it is more likely than not that the fair value of the Global Loyalty reporting unit is less than its carrying value. As a result of this evaluation, no potential impairment was identified. If the timing or extent of key assumptions and estimates differs significantly from management’s expectations, the Company will reassess its conclusion.

6. LONG-TERM DEBT

Long-term debt consisted of:

	September 30,	December 31,
	2018	2017
	(in millions)
Term loan due 2022, net of unamortized discount of $12.9 million and $29.2 million, with an effective interest rate of 10.01%	$840.4	$1,300.8
Revolving credit facility, expiring in 2022, net of unamortized discount of $2.0 million and $2.4 million	38.0	52.6
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $19.3 million and $22.9 million, with an effective interest rate of 16.20%	617.7	572.4
Capital lease obligations	0.8	1.1
Total debt	1,496.9	1,926.9
Less: current portion of long-term debt	(13.8)	(13.9)
Less: unamortized deferred financing costs	(15.8)	(25.7)
Long-term debt	$1,467.3	$1,887.3

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

Affinion’s obligations under the 2017 Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. During the three and nine months ended September 30, 2018, the maximum ratio of senior secured debt to EBITDA was 6.75:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.075:1.0. As of September 30, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Credit Facility.

On November 30, 2017 Affinion, as borrower, entered into the First Amendment to the 2017 Credit Facility, pursuant to which the parties (i) revised the terms of the 2017 Credit Facility in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20.0 million.

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

Pursuant to the Third Amendment, the parties revised the 2017 Credit Facility in order to (i) allow the Total Secured Leverage Ratio (as defined in the 2017 Credit Facility), for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the contemplated sale of ABG (the “ABG Sale”), to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110.0 million to $80.0 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50.0 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans (as defined in the 2017 Credit Facility) at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the 2017 Credit Facility, (vi) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and / or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

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

As of September 30, 2018 and December 31, 2017, there were outstanding borrowings of $40.0 million and $55.0 million, respectively, under the revolving facility under the 2017 Credit Facility. During the three months ended September 30, 2018, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $58.0 million and $65.0 million, respectively. During the nine months ended September 30, 2018, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $172.7 million and $187.7 million, respectively. During the period from May 10, 2017 to September 30, 2017, Affinion had borrowings and repayments under the revolving facility under the 2017 Credit Facility of $122.2 million and $82.2 million, respectively. During the period from January 1, 2017 to May 9, 2017, Affinion had borrowings of $99.0 million and repayments of $99.0 million under the revolving facility under the 2014 Credit Facility. As of September 30, 2018, Affinion had $65.0 million available for borrowing under the revolving facility under the 2017 Credit Facility, after giving effect to the issuance of $5.0 million of letters of credit.

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

Affinion’s obligations under the 2017 Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the 2017 Credit Facility. The 2017 Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The 2017 Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the 2017 Notes and files such reports with the SEC. As of September 30, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Notes.

Subsequent Events

Fourth Amendment to Credit Facility

On November 14, 2018, Affinion, as borrower, entered into the Fourth Amendment to its 2017 Credit Facility (the “Fourth Amendment”). The Fourth Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Required Lenders (as defined in the 2017 Credit Facility), and for purposes of certain provisions contained therein, and each other Loan Party party thereto, including Affinion Holdings, as guarantor.

Pursuant to the Fourth Amendment, the parties amended the 2017 Credit Facility, to among other things, (x) permit the immediate release of $45.0 million of the $50.0 million of the proceeds from the ABG Sale, (i) $32.0 million of which is able to be used by Affinion for working capital needs and/or to make an investment in one or more businesses, or capital expenditures or assets and (ii) $13.0 million of which will immediately be used to prepay outstanding term loans under the 2017 Credit Facility, together with the required premium in an amount equal to 3.00% of the aggregate principal amount being so prepaid (the “Fourth Amendment Prepayment”) and (y) to modify certain provisions in the 2017 Credit Facility in order to permit  the Second Lien Facility Financing (as defined below), which will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility. In addition, the Fourth Amendment (i) authorizes the administrative agent under the 2017 Credit Facility to enter into an intercreditor agreement with respect to the Second Lien Facility Financing, (ii) provides that the prepayment or repayment of the next approximately $31.0 million in principal amount of term loans, other than regularly scheduled amortization payments, shall be accompanied by a prepayment premium equal to the greater of 3% and the prepayment premium that would otherwise have been payable in connection with such prepayment or repayment, and (iii) makes modifications to certain of the restrictive covenants contained in the 2017 Credit Facility.

The Fourth Amendment was conditioned upon, among other things, receipt of the Commitment Letter (as defined below). We refer to the entry into the Fourth Amendment, the receipt of the Commitment Letter and the transactions contemplated thereby as the “2018 Financing Transactions.”

The Commitment Letter

On November 14, 2018, ICG, Elliott, Empyrean and Jefferies, LLC (“Jefferies”with ICG, Elliott, Empyrean and Jefferies being each a “Lead Lender” and collectively, the “Lead Lenders”) delivered a commitment letter (the “Commitment Letter”) to Affinion and Affinion Holdings. Pursuant to the Commitment Letter, the Lead Lenders have committed to provide revolving loans to Affinion under a revolving credit facility (the “Second Lien Facility”) in the original principal amount of approximately $20.5 million (the “Commitment Financing”), which amount may be increased, on or before June 30, 2019 at the option of Affinion and subject to the consent of the Lead Lenders, by an amount of up to approximately $17.0 million (the “Incremental Financing” and, together with the Commitment Financing, the “Second Lien Facility Financing”), subject to the terms and conditions set forth in the Commitment Letter. Pursuant to the Commitment Letter, on the closing date of the Second Lien Facility  the Lead Lenders will be paid an upfront closing fee in an amount equal to 12% of the amount of the Commitment Financing (which at Affinion’s option, may be paid in the form of original issue discount). The Lead Lenders will also be entitled to be paid the closing fee upon an Incremental Financing if consummated within a certain time period.

The Second Lien Facility will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility and will be guaranteed by Affinion Holdings and each subsidiary of Affinion that guarantees the 2017 Credit Facility. The Second Lien Facility will mature 91 days after the maturity date of the 2017 Credit Facility, but prior to the maturity of the 2017 Notes. The Second Lien Facility will contain substantially the same representations and warranties, covenants and events of default as those in the 2017 Credit Facility, subject to certain exceptions.

Interest will be payable on the Second Lien Facility at the rate of 12.00% per annum while the warrants (described below) that may arise in connection with the Second Lien Facility have not been issued, and at the rate of 9.00% per annum if the warrants that may arise in connection therewith have been issued, in each case solely payable in kind. Affinion will have the right to prepay the Second Lien Facility (x) in whole but not in part if it pays an early termination fee equal to 10.00% of the Commitment Financing plus all accrued interest if such prepayment occurs prior to the issuance of any warrants and (y) in whole or in part without an early termination fee if such prepayment occurs after the issuance of any warrants.

Under the Commitment Letter, if Affinion has not exercised its right to prepay the Second Lien Facility and certain conditions precedent have been met, Affinion Holdings may issue detachable springing warrants (the “warrants”) to acquire common stock of Affinion Holdings.  If the warrants are issued, then Affinion Holdings will issue to the Lead Lenders under the Second Lien Facility one warrant for each $5.00 of commitment under the Second Lien Facility (including accrued payable in kind interest). Each warrant will entitle the holder to acquire one share of common stock of Affinion Holdings at an exercise price of $5.00 in cash. The warrants will be exercisable at any time for 5 years following the issuance date. The warrants may be mandatorily exercisable upon the occurrence of (i) the repayment of the Second Lien Facility in full, (ii) the completion of certain qualified equity offerings or (iii) receipt of a direction from lenders holding at least 50.1% of the commitments (funded and unfunded) under the Second Lien Facility.  If Affinion Holdings issues such warrants, it will be required to make a pre-emptive rights offer relating to the warrants in accordance with the terms of the Shareholders Agreement (as defined below). Under the Commitment Letter, if Affinion Holdings is required to make such pre-emptive rights offer, such pre-emptive rights offer must be completed prior to May 1, 2019.

Prior to the closing of the Second Lien Facility, Affinion will be required to amend certain terms of the Indenture dated May 10, 2017 (as amended on the date hereof, the “Indenture”) for its Senior Cash 12.5% / PIK Step-Up to 15.5% notes due 2022 (the “2017 Notes”).  The proposed amendments to the Indenture will include, among other things, amending the limitation on debt and lien covenants to permit the incurrence of the indebtedness under the Second Lien Facility (including any Incremental Amount and interest paid in kind) and amending the restrictions on activities of Affinion Holdings to permit Affinion Holdings to guarantee the Second Lien Facility and pledge its assets to secure such guarantee. Pursuant to the Commitment Letter, Elliott, which is the beneficial owner of more than 50% of the outstanding principal amount of the 2017 Notes, has agreed to consent to the proposed amendments to the Indenture, and no fee or other consideration will be paid to Elliott for such consent.  Affinion expects to enter into a supplemental indenture to the Indenture to effect the proposed amendments to the Indenture as soon as practicable following the receipt of the required majority consent, but the supplemental indenture will not become operative until the closing date of the Second Lien Facility.

The closing of the Second Lien Facility is subject to the satisfaction of the conditions specified in the Commitment Letter, including the execution of definitive documentation for the Second Lien Facility that is consistent with the terms of the Commitment Letter and reasonably satisfactory to the Lead Lenders. In addition, certain of the Lead Lenders own more than 5.0% of the outstanding common stock of Affinion Holdings. Accordingly, prior to Affinion and Affinion Holdings entering into the Commitment Letter, the Second Lien Facility and other documents relating to the Second Lien Facility Financing, such transactions with 5.0% or more holders of common stock must be approved by holders of at least 66 2/3% of the outstanding common stock of Affinion Holdings pursuant to the terms of the shareholders agreement between Affinion Group Holdings and the stockholders party thereto, dated as of November 9, 2015, as amended (the “Shareholders Agreement”). Prior to the execution of the Commitment Letter, certain stockholders representing greater than 66 2/3% of Affinion Holdings’ common stock delivered a written consent (the “Supermajority Stockholder Consent”) approving the transactions contemplated by the Commitment Letter. However, pursuant to Regulation 14C under the Exchange Act and Section 228(e) of the Delaware General Corporation Law, the Company is required to file a definitive information statement on Schedule 14C (the “Information Statement”) to provide notice of the entry into the Supermajority Stockholder Consent. The Company will not be able to take action pursuant to the Supermajority Stockholder Consent for at least 20 days from the filing of the Information Statement.

Assuming the satisfaction of such 20 day notice requirement under the Information Statement and the other conditions set forth in the Commitment Letter, the Company expects that it will enter into the Second Lien Facility and be able to make borrowings thereunder in the second half of December 2018.

7. DEFICIT

As of September 30, 2018 and December 31, 2017, the Company’s capital stock consisted of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” (and, together with the Class C Common Stock, the “Class C/D Common Stock”) and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of September 30, 2018 and December 31, 2017, the Company had outstanding (i) 9,157,071 shares of Common Stock, (ii) 433,813 shares of Class C Common Stock and (iii) 456,643 shares of Class D Common Stock. As of September 30, 2018 and December 31, 2017, the Company had outstanding 2017 Warrants (as described further below) to purchase 4,392,936 shares of Common Stock and a Limited Warrant (as described further below) to purchase up to 462,266 shares of Common Stock. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income attributable to holders of Common Stock for the three and nine months ended September 30, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and restricted stock units (“RSUs”) outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D Common Stock, stock options and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income attributable to holders of Common Stock for the three and nine months ended September 30, 2018 and 2017 by the weighted average number of shares of Common Stock, warrants and RSUs outstanding plus the effect of potentially dilutive securities.

As discussed in Note 9. Income Taxes, the income tax provision on continuing operations was overstated by $7.6 million and the income tax benefit on discontinued operations was overstated by $7.6 million for the three months ended June 30, 2017 and the income tax provision on continuing operations was overstated by $5.0 million and the income tax provision on discontinued operations was understated by $5.0 million for the six months ended June 30, 2017 and the Company has revised the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 to reflect the correction of these errors. The revised basic earnings (loss) per share for continuing operations and discontinued operations for the three months ended June 30, 2017 were $(2.31) and $0.08, respectively, and the revised diluted earnings (loss) per share for continuing operations and discontinued operations for the three months ended June 30, 2017 were ($2.31) and $0.08, respectively. The revised basic earnings (loss) per share for continuing operations and discontinued operations for the six months ended June 30, 2017 were $(2.75) and $1.03, respectively, and the revised diluted earnings (loss) per share for continuing operations and discontinued operations for the six months ended June 30, 2017 were $(2.75) and $1.03, respectively

The computation of basic and diluted earnings (loss) per share is set forth below (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of tax	$(39.5)	$(21.0)	$(86.7)	$(48.3)
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(1.0)	(0.7)
Loss from continuing operations attributable to Affinion Group Holdings, Inc.	(39.8)	(21.1)	(87.7)	(49.0)
Net income from discontinued operations, net of tax	456.9	10.2	452.0	20.5
Net income (loss) attributable to Affinion Group Holdings, Inc.	$417.1	$(10.9)	$364.3	$(28.5)

Denominator:
Weighted average shares of Common Stock	9,157,071	9,129,357	9,157,071	9,105,471
Weighted average shares for warrants	4,392,936	4,373,493	4,392,936	2,230,914
Weighted average shares for vested RSUs	78,864	20,040	78,864	20,040
Basic weighted average shares of Common Stock	13,628,871	13,522,890	13,628,871	11,356,425
Weighted average effect of dilutive securities	—	—	—	—
Diluted weighted average shares of Common Stock	13,628,871	13,522,890	13,628,871	11,356,425

Basic earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(2.91)	$(1.54)	$(6.43)	$(4.32)
Discontinued operations	$33.51	$0.74	$33.16	$1.81
Net earnings (loss) per share	$30.60	$(0.80)	$26.73	$(2.51)

Diluted earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(2.91)	$(1.54)	$(6.43)	$(4.32)
Discontinued operations	$33.51	$0.74	$33.16	$1.81
Net earnings (loss) per share	$30.60	$(0.80)	$26.73	$(2.51)

9. INCOME TAXES

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2018 and December 31, 2017, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2018 and December 31, 2017, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

During the quarter ended September 30, 2018, the Company identified errors related to the allocation of its income tax provision between continuing operations and discontinued operations included in the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2017 as presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The income tax provision on continuing operations was overstated by $7.6 million and the income tax benefit on discontinued operations was overstated by $7.6 million for the three months ended June 30, 2017 and the income tax provision on continuing operations was overstated by $5.0 million and the income tax provision on discontinued operations was understated by $5.0 million for the six months ended June 30, 2017. These errors had no impact on the consolidated tax provision or net loss for the three and six months ended June 30, 2017 as presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The Company assessed the materiality of these errors based on an analysis of quantitative and qualitative factors and concluded that they were not material to the quarterly unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. The Company has revised its results of operations for the three and six months ended June 30, 2017 to correct these errors and any subsequent presentation of the Company’s unaudited condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2017 will reflect the correction of these errors. The revision had no impact on the Company’s unaudited condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 or its unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017.

The Company’s effective income tax rates for the three months ended September 30, 2018 and 2017 were 38.4% and (9.0)%, respectively. The Company’s effective income tax rates for the nine months ended September 30, 2018 and 2017 were 21.4% and 0.7%, respectively.  The difference in the effective tax rates for the three months ended September 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $19.3 million for the three months ended September 30, 2017 to $64.0 million for the three months ended September 30, 2018 and a change from an income tax provision on continuing operations of $1.7 million for the three months ended September 30, 2017 to an income tax benefit on continuing operations of $24.5 million for the three months ended September 30, 2018, determined pursuant to intra-period tax allocation requirements attributable to the 2018 Divestiture. The difference in the effective tax rates for the nine months ended September 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $48.7 million for the nine months ended September 30, 2017 to $110.3 million for the nine months ended September 30, 2018 and an increase in the income tax benefit on continuing operations from $0.4 million for the nine months ended September 30, 2017 to $23.6 million for the nine months ended September 30, 2018, determined pursuant to intra-period tax allocation requirements attributable to the 2018 Divestiture. The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

In the fourth quarter of 2017, the Company recognized a provisional tax benefit in the amount of approximately $25.5 million as a component of the income tax provision on continuing operations for certain one-time items related to the TCJA for which we were able to determine a reasonable estimate.  As of September 30, 2018, the Company did not record any adjustment to the provisional amounts recorded in the fourth quarter of 2017 as the Company, pursuant to SAB 118, continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued with respect to the other provisions of the TCJA.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions for the three months ended September 30, 2018 and recognized a reduction of $0.1 million of interest related to uncertain tax positions for the nine months ended September 30, 2018.  The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions for the three and nine months ended September 30, 2017. The interest has been included in the income tax provision on continuing operations for the three and nine months ended September 30, 2018 and 2017. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2018 decreased by $0.9 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The plaintiff alleged that Webloyalty’s enrollment of the plaintiff using debit card information obtained from a third party via data pass, and not directly from the plaintiff, was deceptive.  The Plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the ECPA, and CUTPA as well as other common law claims.  On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice.  The plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  On December 20, 2016, the Second Circuit affirmed the District Court of Connecticut’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT.  The defendants have answered the remaining counts of the complaint and denied any liability. The defendants have also filed a motion for judgment on the pleadings on the Plaintiff’s CUTPA claim, and for summary judgment on his EFT claim.  On October 26, 2018, the Court entered summary judgment for defendants on the EFT claim, declined to exercise supplemental jurisdiction over the CUTPA claim, and dismissed the CUTPA claim without prejudice.  The Court also directed the clerk to close the file.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”).  After filing several amended complaints, the plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law.  The plaintiff did so on behalf of a purported nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008.  On June 22, 2015, the District Court of S.C. entered judgment dismissing the plaintiff’s federal claims with prejudice, and his state claims without prejudice. The plaintiff appealed that judgement to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  On March 28, 2017, the Ninth Circuit affirmed the dismissal of the plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the plaintiff’s claims under the EFT, CBPC, and CUTPA.  On September 5, 2017, the plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit.  Webloyalty has answered the complaint and denied all liability.  On June 29, 2018, the plaintiff moved for class certification on his claims for violation of the EFT on behalf of a nationwide class, and on his claims for conversion, and violation of CBPC on behalf of a California class. The court held a hearing on this motion on October 29, 2018, and has taken it under advisement.  Discovery has been stayed pending the outcome of that decision.

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

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of ABG, with a complaint (the “Lion Litigation”), which was filed in the United States District Court for the State of Delaware (the “District Court of Delaware”). In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended the Court deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint.  Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 12 to these unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.   Plaintiffs served their First Set of Requests for Production of Documents and Things on December 29, 2017.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, ABG, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (the “OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the Court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims.  On June 19, 2017, the defendants filed their answer.  Discovery is underway.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and as of September 30, 2018 we have accrued $6.2 million for certain asserted claims, including claims for which no litigation has been commenced.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2018, the Company provided guarantees for surety bonds totaling $6.2 million and issued letters of credit totaling $6.5 million.

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

On November 9, 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Human Resources Committee (formerly the Compensation Committee) to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee (now known as the Human Resources Committee) awarded 859,500 options to employees under the 2015 Plan, and subsequently issued another 28,000 options to employees under the 2015 Plan.

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

Stock Options

During the three and nine months ended September 30, 2018 and 2017, there were no options granted to employees under the 2015 Plan. Options granted under the 2015 Plan have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan during the nine months ended September 30, 2018 is presented below (amounts in thousands, except term and per option amounts):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2018	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at September 30, 2018	2	1	1	1
Options vested or expected to vest at September 30, 2018	2	1	1	1
Exercisable options at September 30, 2018	2	1	1	1
Weighted average remaining contractual term (in years)	5.5	5.5	5.5	5.5
Weighted average grant date fair value per option granted in 2018	$—	$—	$—	$—
Weighted average exercise price of outstanding options at September 30, 2018	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of exercisable options at September 30, 2018	$147.12	$147.12	$147.12	$147.12

A summary of activity for options to acquire shares of Common Stock granted under the 2015 Plan during the nine months ended September 30, 2018 is presented below (amounts in thousands, except term and per option amounts):

Outstanding options at January 1, 2018	776
Granted	—
Exercised	—
Forfeited or expired	(64)
Outstanding options at September 30, 2018	712
Options vested or expected to vest at September 30, 2018	712
Exercisable options at September 30, 2018	376
Weighted average remaining contractual term (in years)	7.5
Weighted average grant date fair value per option granted in 2018	$—
Weighted average exercise price of outstanding options at September 30, 2018	$13.97
Weighted average exercise price of exercisable options at September 30, 2018	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended September 30, 2018 and 2017 totaled $0.4 million and $0.5 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the nine months ended September 30, 2018 and 2017 totaled $1.3 million and $1.4 million, respectively. As of September 30, 2018, there was $2.3 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 0.9 years.

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

There was no stock-based compensation expense related to the RSU awards for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was no unrecognized compensation cost related to RSU awards.

Incentive Awards

On March 16, 2015, the Compensation Committee (now known as the Human Resources Committee) of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) under the 2007 Plan to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award entitled the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards were subject to time-based vesting conditions. Upon termination of employment for any reason, an employee forfeited the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention

Awards under the 2015 Retention Program that called for vesting of Class A Common Stock vested in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the nine months ended September 30, 2017, 5,904 shares of Class C Common Stock and 6,209 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million. For the nine months ended September 30, 2017, the Company recognized expense related to the 2015 Retention Program of $0.7 million, of which $0.4 million related to the common stock portion of the Retention Awards. There was no expense recognized in relation to the 2015 Retention Program for the three and nine months ended September 30, 2018.

Subsequent Events - On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board approved a repricing (the “Repricing”) of 299,636 unvested stock options (the "Underwater Options") previously issued under the 2015 Plan. Prior to the Repricing, all of the Underwater Options had a per share exercise price in excess of the current fair market value per share of Common Stock and as such the Board determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Repricing, the per share exercise price of the Underwater Options will be repriced (the “Repriced Options”) to equal $5.00, which will be the same strike price of the warrants that may be issued under certain circumstances by the Company (the “Warrant Strike Price”) in connection with the 2018 Financing Transactions (see Note 6). The Repriced Options will continue to vest in accordance with their existing vesting schedules. All other material terms and conditions of the Repriced Options will remain the same.

The Board previously authorized a number of shares of Common Stock for grants under the 2015 Plan equal to ten percent (10%) of the aggregate number of shares of the Common Stock outstanding as of November 9, 2015, on a fully diluted basis. On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board adopted an amendment to the 2015 Plan (the “Plan Amendment”) to amend the 2015 Plan to increase the aggregate cap on Common Stock that may be issued to employees and directors of the Company from ten percent (10%) of the Company Common Stock to fifteen percent (15%) of the Company Common Stock (on a fully diluted basis, but excluding vested and unvested Company Common Stock and options or other rights to acquire Company Common Stock issued under the 2015 Plan). However, the Plan Amendment will be effective as of, and conditioned upon, the effectiveness of an amendment to a shareholders’ agreement (the “Shareholder Agreement Amendment”).

On November 14, 2018, upon the recommendation of the Human Resources Committee, and subject to the effectiveness of the Plan Amendment and the Shareholder Agreement Amendment, the Board approved grants of 827,500 stock options under the 2015 Plan, as amended by the Plan Amendment at an exercise price equal to the Warrant Strike Price. The options granted become vested in four equal installments on each of the first four anniversaries of the grant date.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2018 (in millions, except average interest rate amounts):

								Fair Value At
						2023 and		September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
Fixed rate debt	$0.1	$0.3	$0.4	$—	$637.0	$—	$637.8	$578.9
Average interest rate (a)	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$3.4	$13.4	$28.5	$58.6	$789.4	$—	$893.3	$914.6
Average interest rate (a)	9.91%	9.91%	9.91%	9.91%	9.91%

(a)	Average interest rate is based on rates in effect at September 30, 2018.

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

For the nine months ended September 30, 2017, the Company recognized a realized loss on the forward contracts of $1.3 million. There was no realized gain or loss recognized for the three months ended September 30, 2017. There was no realized gain or loss recognized for the three and nine months ended September 30, 2018.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables and Accounts Payable—Carrying amounts approximate fair value at September 30, 2018 and December 31, 2017 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2018 and December 31, 2017 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the debt is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Contingent consideration—The Company’s estimated fair value of its contingent consideration at September 30, 2018, which is included in accounts payable and accrued expenses and other long-term liabilities on the unaudited condensed consolidated balance sheet, is based on significant inputs not observable in the market (Level 3).  The fair value of the liability is based on a discounted cash flow model and the significant unobservable inputs used consist of discount rates.

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

The following table summarizes financial instruments measured at fair value using Level 3 inputs on a recurring basis as of September 30, 2018.

	Fair Value Measurements at September 30, 2018
	Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Contingent consideration	$10.5	$—	$—	$10.5

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

The 2018 Divestiture, which was completed on August 15, 2018, comprised substantially all of the Company’s Insurance Solutions operating segment.  Therefore, the Insurance Solutions operating segment is no longer considered a reportable segment and the operating results of the Insurance Solutions operating segment are not presented below.  See Note 3 to these unaudited condensed consolidated financial statements for more information on the 2018 Divestiture.

Net Revenues	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Global Loyalty	$67.3	$58.3	$194.9	$170.8
Global Customer Engagement	86.8	90.6	272.3	268.8
Subtotal	154.1	148.9	467.2	439.6
Legacy Membership and Package	23.0	34.4	78.2	109.5
Total	$177.1	$183.3	$545.4	$549.1

Segment EBITDA	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Global Loyalty	$29.4	$22.8	$79.1	$46.4
Global Customer Engagement	13.5	17.0	49.8	39.9
Subtotal	42.9	39.8	128.9	86.3
Legacy Membership and Package	7.7	11.8	29.9	29.1
Corporate	(19.8)	(11.9)	(56.0)	(36.7)
Total	$30.8	$39.7	$102.8	$78.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Segment EBITDA	$30.8	$39.7	$102.8	$78.7
Depreciation and amortization	(12.7)	(11.8)	(36.2)	(33.7)
Income from continuing operations	$18.1	$27.9	$66.6	$45.0

15. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the unaudited condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, the related unaudited condensed consolidating statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017, and the related unaudited condensed consolidating statements of cash flows for the nine month periods ended September 30, 2018 and 2017 for (i) the Company (which is a parent guarantor of the 2017 Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the 2017 Notes (Affinion) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2017 Notes) on a combined basis, (iv) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2017 Notes) on a combined basis and (v) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of (1) the parent guarantor (the Company) and (2) each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the 2017 Notes (Affinion) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

As discussed in Note 9. Income Taxes, the income tax provision on continuing operations was overstated by $7.6 million and the income tax benefit on discontinued operations was overstated by $7.6 million for the three months ended June 30, 2017 and the income tax provision on continuing operations was overstated by $5.0 million and the income tax provision on discontinued operations was understated by $5.0 million for the six months ended June 30, 2017 and the Company has revised the unaudited condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2017 to reflect the correction of these errors. The unaudited condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2017 have been similarly revised.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17.5	$10.2	$22.3	$—	$50.0
Restricted cash	—	50.9	3.9	5.3	—	60.1
Receivables, net	—	2.8	122.3	30.8	—	155.9
Prepaid commissions	—	—	27.0	8.6	—	35.6
Other current assets	—	37.6	40.8	8.5	—	86.9
Total current assets	—	108.8	204.2	75.5	—	388.5
Property and equipment, net	—	7.3	83.8	4.0	—	95.1
Goodwill	—	—	128.2	44.6	—	172.8
Other intangibles, net	—	—	25.3	5.7	—	31.0
Investment in subsidiaries	—	2,295.9	53.7	—	(2,349.6)	—
Intercompany loan receivable	—	360.6	—	21.2	(381.8)	—
Intercompany receivables	35.0	—	1,265.3	—	(1,300.3)	—
Other non-current assets	—	3.8	34.3	1.6	—	39.7
Total assets	$35.0	$2,776.4	$1,794.8	$152.6	$(4,031.7)	$727.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.4	$—	$—	$13.8
Accounts payable and accrued expenses	4.5	91.6	222.1	41.4	—	359.6
Deferred revenue	—	—	32.0	4.6	—	36.6
Income taxes payable	—	0.7	1.0	2.2	—	3.9
Total current liabilities	4.5	105.7	255.5	48.2	—	413.9
Long-term debt	—	1,466.9	0.4	—	—	1,467.3
Deferred income taxes	—	0.8	1.6	0.6	—	3.0
Deferred revenue	—	0.1	3.2	0.1	—	3.4
Intercompany loans payable	28.9	—	352.9	—	(381.8)	—
Intercompany payables	—	1,260.3	—	40.0	(1,300.3)	—
Other long-term liabilities	—	17.7	12.2	3.7	—	33.6
Negative carrying amount of subsidiaries, net	1,197.1	—	—	—	(1,197.1)	—
Total liabilities	1,230.5	2,851.5	625.8	92.6	(2,879.2)	1,921.2
Total Affinion Group Holdings, Inc. deficit	(1,195.6)	(75.0)	1,169.0	58.5	(1,152.5)	(1,195.6)
Non-controlling interest in subsidiary	—	—	—	1.5	—	1.5
Total deficit	(1,195.6)	(75.0)	1,169.0	60.0	(1,152.5)	(1,194.1)
Total liabilities and deficit	$34.9	$2,776.5	$1,794.8	$152.6	$(4,031.7)	$727.1

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$15.1	$20.0	$—	$39.5
Restricted cash	—	0.8	3.5	5.6	—	9.9
Receivables, net	—	3.0	116.6	33.8	—	153.4
Prepaid commissions	—	—	27.3	6.4	—	33.7
Other current assets	—	23.9	34.6	11.1	—	69.6
Current assets held for sale	—	—	46.0	—	—	46.0
Total current assets	—	32.1	243.1	76.9	—	352.1
Property and equipment, net	—	4.6	93.1	5.8	—	103.5
Goodwill	—	—	129.4	37.0	—	166.4
Other intangibles, net	—	—	29.8	4.2	—	34.0
Investment in subsidiaries	—	2,648.7	54.5	—	(2,703.2)	—
Intercompany loan receivable	—	355.5	—	5.0	(360.5)	—
Intercompany receivables	33.7	—	2,663.5	—	(2,697.2)	—
Other non-current assets	—	0.5	25.8	1.3	—	27.6
Non-current assets held for sale	—	—	83.3	—	—	83.3
Total assets	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.4	$0.5	$—	$—	$13.9
Accounts payable and accrued expenses	3.7	72.9	167.6	48.5	—	292.7
Deferred revenue	—	—	29.1	6.1	—	35.2
Income taxes payable	—	0.4	0.9	1.9	—	3.2
Current liabilities held for sale	—	7.4	41.7	—	—	49.1
Total current liabilities	3.7	94.1	239.8	56.5	—	394.1
Long-term debt	—	1,886.7	0.6	—	—	1,887.3
Deferred income taxes	—	0.1	4.9	0.5	—	5.5
Deferred revenue	—	0.2	3.6	0.3	—	4.1
Intercompany loans payable	28.9	—	331.6	—	(360.5)	—
Intercompany payables	—	2,649.3	—	47.9	(2,697.2)	—
Other long-term liabilities	—	9.1	13.9	2.9	—	25.9
Negative carrying amount of subsidiaries, net	1,559.7	—	—	—	(1,559.7)	—
Non-current liabilities held for sale	—	—	7.6	—	—	7.6
Total liabilities	1,592.3	4,639.5	602.0	108.1	(4,617.4)	2,324.5
Total Affinion Group Holdings, Inc. deficit	(1,558.6)	(1,598.1)	2,720.5	21.1	(1,143.5)	(1,558.6)
Non-controlling interest in subsidiary	—	—	—	1.0	—	1.0
Total deficit	(1,558.6)	(1,598.1)	2,720.5	22.1	(1,143.5)	(1,557.6)
Total liabilities and deficit	$33.7	$3,041.4	$3,322.5	$130.2	$(5,760.9)	$766.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$148.7	$28.4	$—	$177.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	21.9	14.9	—	36.8
Operating costs	—	10.7	59.0	12.6	—	82.3
General and administrative	—	16.1	7.5	2.6	—	26.2
Facility exit costs	—	—	0.8	0.2	—	1.0
Depreciation and amortization	—	0.2	10.5	2.0	—	12.7
Total expenses	—	27.0	99.7	32.3	—	159.0
Income (loss) from continuing operations	—	(27.0)	49.0	(3.9)	—	18.1
Interest expense	—	(50.0)	(0.2)	(0.3)	—	(50.5)
Interest income (expense) - intercompany	(0.2)	0.3	(0.4)	0.3	—	—
Loss on extinguishment of debt	—	(31.6)	—	—	—	(31.6)
Other income (expense), net	—	(0.3)	0.5	(0.2)	—	—
Income (loss) from continuing operations before income taxes	(0.2)	(108.6)	48.9	(4.1)	—	(64.0)
Income tax benefit (provision)	—	28.4	(2.9)	(1.0)	—	24.5
Income (loss) from continuing operations, net of tax	(0.2)	(80.2)	46.0	(5.1)	—	(39.5)
Income (loss) from discontinued operations, net of tax	—	497.9	(41.0)	—	—	456.9
Equity in income (loss) of subsidiaries	417.3	(0.4)	(5.4)	—	(411.5)	—
Net income (loss)	417.1	417.3	(0.4)	(5.1)	(411.5)	417.4
Less: net income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$417.1	$417.3	$(0.4)	$(5.4)	$(411.5)	$417.1

Net income (loss)	$417.1	$417.3	$(0.4)	$(5.1)	$(411.5)	$417.4
Currency translation adjustment, net of tax	(1.8)	(1.8)	(1.0)	(1.9)	4.7	(1.8)
Comprehensive income (loss)	415.3	415.5	(1.4)	(7.0)	(406.8)	415.6
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$415.3	$415.5	$(1.4)	$(7.3)	$(406.8)	$415.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$461.0	$84.4	$—	$545.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	72.8	30.4	—	103.3
Operating costs	—	32.5	182.3	34.6	—	249.4
General and administrative	0.1	46.4	32.3	9.3	—	88.1
Facility exit costs	—	—	1.5	0.3	—	1.8
Depreciation and amortization	—	0.5	30.3	5.4	—	36.2
Total expenses	0.1	79.5	319.2	80.0	—	478.8
Income (loss) from continuing operations	(0.1)	(79.5)	141.8	4.4	—	66.6
Interest expense, net	—	(143.8)	(0.5)	(0.7)	—	(145.0)
Interest income (expense) - intercompany	(0.6)	1.1	(1.3)	0.8	—	—
Loss on extinguishment of debt	—	(31.6)	—	—	—	(31.6)
Other income (expense), net	—	(0.3)	0.2	(0.2)	—	(0.3)
Income (loss) from continuing operations before income taxes	(0.7)	(254.1)	140.2	4.3	—	(110.3)
Income tax benefit (provision)	—	27.8	(1.3)	(2.9)	—	23.6
Income (loss) from continuing operations, net of tax	(0.7)	(226.3)	138.9	1.4	—	(86.7)
Income (loss) from discontinued operations, net of tax	—	468.7	(16.7)	—	—	452.0
Equity in income (loss) of subsidiaries	365.0	122.6	0.4	—	(488.0)	—
Net income (loss)	364.3	365.0	122.6	1.4	(488.0)	365.3
Less: net income attributable to non-controlling interest	—	—	—	(1.0)	—	(1.0)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$364.3	$365.0	$122.6	$0.4	$(488.0)	$364.3

Net income (loss)	$364.3	$365.0	$122.6	$1.4	$(488.0)	$365.3
Currency translation adjustment, net of tax	(4.1)	(4.1)	(1.3)	(2.7)	8.1	(4.1)
Comprehensive income (loss)	360.2	360.9	121.3	(1.3)	(479.9)	361.2
Less: comprehensive income attributable to non-controlling interest	—	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$360.2	$360.9	$121.3	$(2.3)	$(479.9)	$360.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$153.8	$29.5	$—	$183.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	—	30.3	12.2	—	42.5
Operating costs	—	10.7	55.6	14.8	—	81.1
General and administrative	—	10.0	10.5	0.7	—	21.2
Facility exit costs	—	—	0.2	(1.4)	—	(1.2)
Depreciation and amortization	—	0.2	10.5	1.1	—	11.8
Total expenses	—	20.9	107.1	27.4	—	155.4
Income (loss) from continuing operations	—	(20.9)	46.7	2.1	—	27.9
Interest expense	(0.1)	(44.1)	(0.1)	—	—	(44.3)
Interest income (expense) - intercompany	(0.2)	0.3	(0.2)	0.1	—	—
Loss on extinguishment of debt	—	(2.8)	—	—	—	(2.8)
Other expense, net	—	—	(0.1)	—	—	(0.1)
Income (loss) from continuing operations before income taxes	(0.3)	(67.5)	46.3	2.2	—	(19.3)
Income tax provision	—	(0.4)	(0.9)	(0.4)	—	(1.7)
Income (loss) from continuing operations, net of tax	(0.3)	(67.9)	45.4	1.8	—	(21.0)
Income (loss) from discontinued operations, net of tax	—	(11.9)	22.1	—	—	10.2
Equity in income (loss) of subsidiaries	(10.6)	69.2	1.7	—	(60.3)	—
Net income (loss)	(10.9)	(10.6)	69.2	1.8	(60.3)	(10.8)
Less: net income attributable to non-controlling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(10.9)	$(10.6)	$69.2	$1.7	$(60.3)	$(10.9)

Net income (loss)	$(10.9)	$(10.6)	$69.2	$1.8	$(60.3)	$(10.8)
Currency translation adjustment, net of tax	2.2	2.4	(0.2)	1.3	(3.3)	2.4
Comprehensive income (loss)	(8.7)	(8.2)	69.0	3.1	(63.6)	(8.4)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(8.7)	$(8.2)	$69.0	$2.8	$(63.6)	$(8.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$463.6	$85.5	$—	$549.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	97.2	33.2	—	130.5
Operating costs	—	32.3	197.9	41.4	—	271.6
General and administrative	0.1	34.2	28.4	5.4	—	68.1
Facility exit costs	—	—	0.2	—	—	0.2
Depreciation and amortization	—	0.4	30.1	3.2	—	33.7
Total expenses	0.1	67.0	353.8	83.2	—	504.1
Income (loss) from continuing operations	(0.1)	(67.0)	109.8	2.3	—	45.0
Interest expense, net	(1.1)	(93.9)	(1.4)	(0.5)	—	(96.9)
Interest income (expense) - intercompany	(0.6)	(0.2)	0.4	0.4	—	—
Gain (loss) on extinguishment of debt	—	(6.9)	10.4	—	—	3.5
Other expense, net	—	—	(0.3)	—	—	(0.3)
Income (loss) from continuing operations before income taxes	(1.8)	(168.0)	118.9	2.2	—	(48.7)
Income tax benefit (provision)	—	(8.5)	11.0	(2.1)	—	0.4
Income (loss) from continuing operations, net of tax	(1.8)	(176.5)	129.9	0.1	—	(48.3)
Income (loss) from discontinued operations, net of tax	—	(23.8)	44.3	—	—	20.5
Equity in income (loss) of subsidiaries	(26.7)	173.6	(0.6)	—	(146.3)	—
Net income (loss)	(28.5)	(26.7)	173.6	0.1	(146.3)	(27.8)
Less: net income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(28.5)	$(26.7)	$173.6	$(0.6)	$(146.3)	$(28.5)

Net income (loss)	$(28.5)	$(26.7)	$173.6	$0.1	$(146.3)	$(27.8)
Currency translation adjustment, net of tax	6.0	6.0	(1.4)	3.6	(8.2)	6.0
Comprehensive income (loss)	(22.5)	(20.7)	172.2	3.7	(154.5)	(21.8)
Less: comprehensive income attributable to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(22.5)	$(20.7)	$172.2	$3.0	$(154.5)	$(22.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In millions)

		Subsidiary	Guarantor	Non -Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$364.3	$365.0	$122.6	$1.4	$(488.0)	$365.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.5	31.0	5.4	—	36.9
Payment-in-kind interest	—	64.8	—	—	—	64.8
Amortization of debt discount, financing costs and carrying value adjustment	—	12.7	—	—	—	12.7
Provision for accounts receivable loss	—	—	0.7	0.5	—	1.2
Loss on extinguishment of debt	—	31.6	—	—	—	31.6
Gain on sale of business	—	(530.2)	57.1	—	—	(473.1)
Facility exit costs	—	—	1.5	0.3	—	1.8
Share-based compensation	—	1.2	—	—	—	1.2
Deferred income taxes	—	0.8	(2.7)	—	—	(1.9)
Equity in (income) loss of subsidiaries	(365.0)	(122.6)	(0.4)	—	488.0	—
Net change in assets and liabilities:
Receivables	—	0.2	(7.6)	1.6	—	(5.8)
Prepaid commissions	—	—	0.2	(2.5)	—	(2.3)
Other current assets	—	(13.6)	0.6	1.9	—	(11.1)
Other non-current assets	—	(3.3)	(10.8)	0.2	—	(13.9)
Accounts payable and accrued expenses	0.7	(31.3)	82.7	(4.8)	—	47.3
Deferred revenue	—	(0.1)	10.0	—	—	9.9
Income taxes receivable and payable	—	0.3	0.4	0.3	—	1.0
Other long-term liabilities	—	(1.0)	(0.6)	0.4	—	(1.2)
Other, net	—	(20.8)	45.1	(22.3)	—	2.0
Net cash provided by (used in) operating activities	—	(245.8)	329.8	(17.6)	—	66.4
Investing Activities
Capital expenditures	—	(2.5)	(20.2)	(1.1)	—	(23.8)
Acquisition-related payments, net of cash acquired	—	(6.5)	—	0.7	—	(5.8)
Proceeds from sale of business, net of cash transferred	—	542.5	(25.2)	—	—	517.3
Intercompany receivables and payables	—	—	(296.2)	—	296.2	—
Net cash provided by (used in) investing activities	—	533.5	(341.6)	(0.4)	296.2	487.7
Financing Activities
Repayments under revolving credit facility, net	—	(15.0)	—	—	—	(15.0)
Principal payments on borrowings	—	(490.7)	(0.3)	—	—	(491.0)
Financing costs	—	(0.1)	—	—	—	(0.1)
Dividend paid to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Intercompany dividend	—	—	(0.7)	0.7	—	—
Intercompany receivables and payables	—	273.6	—	22.6	(296.2)	—
Intercompany loans	—	7.7	(6.7)	(1.0)	—	—
Net cash provided by (used in) financing activities	—	(224.5)	(7.7)	21.8	(296.2)	(506.6)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	(0.2)	(1.8)	—	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	63.2	(19.7)	2.0	—	45.5
Cash, cash equivalents and restricted cash, beginning of period	—	5.2	33.8	25.6	—	64.6
Cash, cash equivalents and restricted cash, end of period	$—	$68.4	$14.1	$27.6	$—	$110.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In millions)

		Subsidiary	Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(28.5)	$(26.7)	$173.6	$0.1	$(146.3)	$(27.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.3	31.4	3.2	—	34.9
Payment in kind interest	1.1	30.1	1.7	—	—	32.9
Amortization of debt discount, financing costs and carrying value adjustment	—	(1.3)	(3.2)	—	—	(4.5)
Provision for accounts receivable loss	—	0.3	1.1	1.6	—	3.0
Loss (gain) on extinguishment of debt	—	6.9	(10.4)	—	—	(3.5)
Facility exit costs	—	—	0.3	—	—	0.3
Share-based compensation	—	1.8	—	—	—	1.8
Deferred income taxes	—	0.3	2.5	(0.1)	—	2.7
Equity in (income) loss of subsidiaries	26.7	(173.6)	0.6	—	146.3	—
Net change in assets and liabilities:
Receivables	—	(0.4)	(10.9)	(5.5)	—	(16.8)
Receivables from related parties	—	(1.1)	1.1	—	—	—
Prepaid commissions	—	—	0.8	(2.3)	—	(1.5)
Other current assets	—	(12.6)	0.9	4.7	—	(7.0)
Other non-current assets	—	(0.5)	6.4	0.7	—	6.6
Accounts payable and accrued expenses	(1.1)	(14.8)	35.5	(4.9)	10.1	24.8
Payables to related parties	11.4	(11.4)	—	—	—	—
Deferred revenue	—	(0.1)	(5.1)	—	—	(5.2)
Income taxes receivable and payable	—	(0.1)	0.4	0.9	—	1.2
Other long-term liabilities	—	0.3	(1.1)	0.7	—	(0.1)
Other, net	—	(2.5)	8.8	(9.7)	—	(3.4)
Net cash provided by (used in) operating activities	9.6	(205.1)	234.4	(10.6)	10.1	38.4
Investing Activities
Capital expenditures	—	(4.0)	(25.5)	(0.6)	—	(30.1)
Acquisition-related payments, net of cash acquired	—	—	—	(0.4)	—	(0.4)
Intercompany receivables and payables	—	—	(313.8)	—	313.8	—
Net cash provided by (used in) investing activities	—	(4.0)	(339.3)	(1.0)	313.8	(30.5)
Financing Activities
Proceeds from borrowings	—	1,539.6	—	—	—	1,539.6
Borrowings under revolving credit facility, net	—	40.0	—	—	—	40.0
Principal payments on borrowings	(11.5)	(1,391.1)	(128.8)	—	—	(1,531.4)
Financing costs	—	(28.1)	—	—	—	(28.1)
Other financing activities	0.4	0.3	0.3	(0.7)	—	0.3
Intercompany receivables and payables	—	224.0	—	99.9	(323.9)	—
Intercompany loans	—	(151.8)	234.0	(82.2)	—	—
Net cash provided by (used in) financing activities	(11.1)	232.9	105.5	17.0	(323.9)	20.4
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	1.5	1.8	—	3.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(1.5)	23.8	2.1	7.2	—	31.6
Cash, cash equivalents and restricted cash, beginning of period	1.5	9.1	32.9	20.3	—	63.8
Cash, cash equivalents and restricted cash, end of period	—	32.9	35.0	27.5	—	95.4
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(15.8)	—	—	(15.8)
Cash, cash equivalents and restricted cash, end of period	$—	$32.9	$19.2	$27.5	$—	$79.6

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2018 to 2017. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2018 and 2017, and our financial condition as of September 30, 2018, as well as a discussion of our liquidity and capital resources as of September 30, 2018.

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

The Company had a domestic insurance business that served as a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. As discussed further in Note 3. Discontinued Operations in the accompanying unaudited condensed consolidated financial statements we completed the sale of the domestic insurance business, which comprised substantially all of our Insurance Solutions operating segment, on August 15, 2018. The divestiture of the domestic insurance business marks an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

We had a fourth operating segment, Insurance Solutions, which consisted of the domestic insurance business, in which we were a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. On August 15, 2018, we completed the sale of the domestic insurance business, which comprised substantially all of our Insurance Solutions operating segment. See Note 3 to the accompanying unaudited condensed consolidated financial statements for more information on the sale of the domestic insurance business. The divestiture of the domestic insurance business marks an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 10 to our unaudited condensed consolidated financial statements.

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

The Apollo Transactions

On October 17, 2005, Cendant Corporation completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion, an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Holdings, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”). The warrants expired in 2011 and the remaining outstanding shares of preferred stock were redeemed in 2011.

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

The consummation of the 2015 Exchange Offers and the 2015 Rights Offering resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the Apollo Transactions) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

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

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment, pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, the parties revised the 2017 Credit Facility in order to (i) allow the Total Secured Leverage Ratio, for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the sale of Affinion Benefits Group, LLC (“ABG”) (the “ABG Sale”), to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110.0 million to $80.0 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50.0 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the 2017 Credit Facility, (vi) revise certain addbacks and Pro Forma Basis adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and / or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

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

The consummation of the Exchange Offers resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the Apollo Transactions) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate our investments in the ongoing pursuit of the highest and best available returns and allocate our resources to whichever products, services, geographies and programs offer the best opportunities. With the globalization of our clients, programs and solutions and the ongoing refinement and execution of our capital allocation strategy, we have developed the following table that we believe captures the way we look at our businesses (amounts in thousands, except dollars per unit).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Global Loyalty
Gross Transactional Sales Volume (1)	$884,026	$787,307	$2,713,607	$2,400,274
Gross Transactional Sales Volume per Transaction (1)	$265.09	$255.47	$280.11	$248.65
Total Transactions	3,335	3,082	9,688	9,653
Global Customer Engagement
Average Subscribers (2)	2,367	2,411	2,403	2,468
Annualized Net Revenue per Average Subscriber (3)	$108.64	$107.75	$109.61	$104.36
Engagement Solutions Platform Revenue	$22,407	$25,642	$74,961	$75,584
Legacy Membership and Package
Average Legacy Members (2)	705	1,063	748	1,145
Annualized Net Revenue per Legacy Member (3)	$104.80	$108.25	$103.75	$106.52

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes our consolidated results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$177.1	$183.3	$(6.2)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	36.8	42.5	(5.7)
Operating costs	82.3	81.1	1.2
General and administrative	26.2	21.2	5.0
Facility exit costs	1.0	(1.2)	2.2
Depreciation and amortization	12.7	11.8	0.9
Total expenses	159.0	155.4	3.6
Income from continuing operations	18.1	27.9	(9.8)
Interest expense	(50.5)	(44.3)	(6.2)
Loss on extinguishment of debt	(31.6)	(2.8)	(28.8)
Other expense, net	—	(0.1)	0.1
Loss from continuing operations before income taxes	(64.0)	(19.3)	(44.7)
Income tax benefit (provision)	24.5	(1.7)	26.2
Loss from continuing operations, net of tax	(39.5)	(21.0)	(18.5)
Income (loss) from discontinued operations, net of tax	456.9	10.2	446.7
Net income (loss)	417.4	(10.8)	428.2
Less: net income attributable to non-controlling interest	(0.3)	(0.1)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$417.1	$(10.9)	$428.0

Summary of Operating Results for the Three Months Ended September 30, 2018

The following is a summary of changes affecting our operating results for the three months ended September 30, 2018.

Net revenues decreased $6.2 million, or 3.4%, for the three months ended September 30, 2018 as compared to the same period of the prior year primarily due to lower retail revenues from a decline in retail member volumes in Legacy Membership and Package. This decrease was partially offset by higher net revenue in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA decreased $8.9 million, or 22.4%, for the three months ended September 30, 2018 as compared to the same period of the prior year as the impact of lower net revenues and higher general and administrative expenses was partially offset by lower marketing and commissions expense. Under the prior revenue recognition guidance, Segment EBITDA would have decreased $11.6 million, or 29.2%.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Net Revenues. For the three months ended September 30, 2018, we reported net revenues of $177.1 million, a decrease of $6.2 million, or 3.4%, as compared to net revenues of $183.3 million for the three months ended September 30, 2017.  Global Loyalty net revenues increased $9.0 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $3.8 million in Global Customer Engagement primarily from the unfavorable impact of foreign exchange. Net revenues in Legacy Membership and Package decreased $11.4 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.

Marketing and Commissions Expense. Marketing and commissions expense decreased $5.7 million, or 13.4%, to $36.8 million for the three months ended September 30, 2018 from $42.5 million for the three months ended September 30, 2017. Marketing and commissions expense decreased $2.9 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base. Global Customer Engagement marketing and commissions expense decreased $2.0 million primarily due to lower employee related costs.

Operating Costs. Operating costs increased $1.2 million, or 1.5%, to $82.3 million for the three months ended September 30, 2018 from $81.1 million for the three months ended September 30, 2017. Costs increased $3.5 million in Global Loyalty primarily due to higher servicing costs in 2018. Costs decreased $3.4 million in Legacy Membership and Package primarily due to lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense increased $5.0 million, or 23.6% to $26.2 million for the three months ended September 30, 2018 from $21.2 million for the three months ended September 30, 2017, primarily due to higher corporate costs of $6.7 million principally from higher employee related expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.9 million, or 7.6%, to $12.7 million for the three months ended September 30, 2018 from $11.8 million for the three months ended September 30, 2017, primarily due to an increase in amortization expense of $0.6 million primarily attributable to the intangible assets acquired in the Tavisca acquisition in the first quarter of 2018.

Interest Expense. Interest expense increased $6.2 million, or 14.0% to $50.5 million for the three months ended September 30, 2018 as compared to $44.3 million for the three months ended September 30, 2017 primarily due to differences in the amounts of allocated interest expense to discontinued operations.

Gain (Loss) on Extinguishment of Debt. For the three months ended September 30, 2018, we recorded a loss in the amount of $31.6 million as a result of the prepayment of long-term debt immediately following the closing of the 2018 Divestiture. For the three months ended September 30, 2017, we recorded a loss in the amount of $2.8 million from redeeming the remaining Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

Income Tax Benefit (Provision). Income tax expense for continuing operations decreased $26.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a decrease in the federal and state deferred tax provisions for the three months ended September 30, 2018, partially offset by an increase in the foreign and state current tax provisions and the deferred foreign tax provision for the same period.

The Company’s effective income tax rates for the three months ended September 30, 2018 and 2017 were 38.4% and (9.0)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $19.3 million for the three months ended September 30, 2017 to $64.0 million for the three months ended September 30, 2018 and a change from an income tax provision on continuing operations of $1.7 million for the three months ended September 30, 2017 to an income tax benefit on continuing operations of $24.5 million for the three months ended September 30, 2018, determined pursuant to intra-period tax allocation requirements attributable to the 2018 Divestiture. The Company’s tax rate for continuing operations is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances for continuing operations had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

Income (Loss) from Discontinued Operations, net of tax. Income (loss) from discontinued operations, net of tax increased $446.7 million to $456.9 million for the three months ended September 30, 2018 as compared to $10.2 million for the three months ended September 30, 2017, primarily due to a gain on sale, net of tax of $447.2 million recorded upon completion of the 2018 Divestiture.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment, including a reconciliation of Segment EBITDA and Adjusted EBITDA to income from continuing operations, are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$67.3	$58.3	$9.0	$29.4	$22.8	$6.6	$30.0	$22.7	$7.3
Global Customer Engagement	86.8	90.6	(3.8)	13.5	17.0	(3.5)	14.5	17.3	(2.8)
Subtotal	154.1	148.9	5.2	42.9	39.8	3.1	44.5	40.0	4.5
Legacy Membership and Package	23.0	34.4	(11.4)	7.7	11.8	(4.1)	7.9	11.8	(3.9)
Corporate	—	—	—	(19.8)	(11.9)	(7.9)	(11.3)	(11.3)	—
Total - Continuing operations	$177.1	$183.3	$(6.2)	30.8	39.7	(8.9)	41.1	40.5	0.6
Business optimization expenses and restructuring charges or expenses							(1.8)	(0.9)	(0.9)
Extraordinary or nonrecurring or unusual losses, expenses or charges							(6.7)	(0.5)	(6.2)
Other, net							(1.8)	0.6	(2.4)
Depreciation and amortization				(12.7)	(11.8)	(0.9)	(12.7)	(11.8)	(0.9)
Income from continuing operations				$18.1	$27.9	$(9.8)	$18.1	$27.9	$(9.8)

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the three months ended September 30, 2018 and 2017 by reportable segment.

	Three Months Ended September 30, 2018
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.3	$0.9	$—	$0.6	$1.8
Extraordinary or nonrecurring or unusual losses, expenses or charges	0.3	—	0.2	6.2	6.7
Other, net	—	0.1	—	1.7	1.8
Total	$0.6	$1.0	$0.2	$8.5	$10.3

	Three Months Ended September 30, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.1	$0.5	$(0.3)	$0.6	$0.9
Extraordinary or nonrecurring or unusual losses, expenses or charges	(0.2)	—	0.3	0.4	0.5
Other, net	—	(0.2)	—	(0.4)	(0.6)
Total	$(0.1)	$0.3	$—	$0.6	$0.8

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 14 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Global Loyalty net revenues increased $9.0 million, or 15.4%, for the three months ended September 30, 2018 to $67.3 million as compared to $58.3 million for the three months ended September 30, 2017 primarily due to increased growth with existing clients and launches with new clients. Net revenues include a $2.7 million increase as a result of the January 1, 2018 adoption of the new revenue recognition guidance. Under the prior revenue recognition guidance, net revenues would have increased $6.3 million or 10.8%.

Segment EBITDA increased $6.6 million, or 28.9%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The three months ended September 30, 2018 includes a $2.7 million increase from the adoption of the new revenue recognition guidance.  Excluding the effects of the new revenue recognition guidance, Segment EBITDA would have increased $3.9 million, or 17.1%, and was primarily due to increased revenue growth with existing clients and launches with new clients partially offset by higher servicing costs.

Global Customer Engagement. Global Customer Engagement net revenues decreased $3.8 million, or 4.2%, to $86.8 million for the three months ended September 30, 2018 as compared to $90.6 million for the three months ended September 30, 2017. Net revenues decreased $2.1 million due to the unfavorable impact of foreign exchange and decreased $1.7 million on a currency consistent basis.

Segment EBITDA decreased $3.5 million, or 20.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to lower net revenues.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased $11.4 million, or 33.1%, to $23.0 million for the three months ended September 30, 2018 as compared to $34.4 million for the three months ended September 30, 2017.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily due to lower average package members.

Segment EBITDA decreased $4.1 million, or 34.7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Segment EBITDA decreased as the impact from the lower net revenues of $11.4 million was partially offset by lower marketing and commissions expense of $2.9 million, lower operating costs of $3.4 million and lower general and administrative expenses of $1.0 million. The decrease in marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The decrease in operating costs was primarily due to lower product and servicing costs related to lower net revenues. The decrease in general and administrative costs was primarily due to cost savings initiatives.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Corporate costs also include professional fees related to debt financing activities and stock compensation costs. Corporate costs increased $7.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to higher employee related costs.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$545.4	$549.1	$(3.7)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	103.3	130.5	(27.2)
Operating costs	249.4	271.6	(22.2)
General and administrative	88.1	68.1	20.0
Facility exit costs	1.8	0.2	1.6
Depreciation and amortization	36.2	33.7	2.5
Total expenses	478.8	504.1	(25.3)
Income from continuing operations	66.6	45.0	21.6
Interest income	0.1	0.1	—
Interest expense	(145.1)	(97.0)	(48.1)
Gain (loss) on extinguishment of debt	(31.6)	3.5	(35.1)
Other expense, net	(0.3)	(0.3)	—
Loss from continuing operations before income taxes	(110.3)	(48.7)	(61.6)
Income tax benefit	23.6	0.4	23.2
Loss from continuing operations, net of tax	(86.7)	(48.3)	(38.4)
Income from discontinued operations, net of tax	452.0	20.5	431.5
Net income (loss)	365.3	(27.8)	393.1
Less: net income attributable to non-controlling interest	(1.0)	(0.7)	(0.3)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$364.3	$(28.5)	$392.8

Summary of Operating Results for the Nine Months Ended September 30, 2018

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2018.

Net revenues decreased $3.7 million, or 0.7%, for the nine months ended September 30, 2018 as compared to the same period of the prior year due to lower net revenues in Legacy Membership and Package primarily due to lower retail revenues and from the expected decline in retail member volumes partially offset by increased net revenues in Global Loyalty primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased $24.1 million, or 30.6%, for the nine months ended September 30, 2018 as compared to the same period of the prior year as the impact of the lower net revenues and higher general and administrative costs were more than offset by lower marketing and commissions expense. Under the prior revenue recognition guidance, Segment EBITDA would have increased $27.5 million, or 34.9%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net Revenues. For the nine months ended September 30, 2018, we reported net revenues of $545.4 million, a decrease of $3.7 million, or 0.7%, as compared to net revenues of $549.1 million for the nine months ended September 30, 2017.  Global Loyalty net revenues increased $24.1 million primarily due to increased growth with existing clients and launches with new clients. Net revenues increased $3.5 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange.  Net revenues in Legacy Membership and Package decreased $31.3 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners.  We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Under the prior revenue recognition guidance, net revenues would have decreased $0.3 million, or 0.1%.

Marketing and Commissions Expense. Marketing and commissions expense decreased $27.2 million, or 20.8%, to $103.3 million for the nine months ended September 30, 2018 from $130.5 million for the nine months ended September 30, 2017. Marketing and commissions expense decreased $15.9 million in Legacy Membership and Package primarily due to lower commissions principally due to the decline in the member base. Global Customer Engagement marketing and commissions expense decreased $8.9 million primarily due to lower employee related costs.

Operating Costs. Operating costs decreased $22.2 million, or 8.2%, to $249.4 million for the nine months ended September 30, 2018 from $271.6 million for the nine months ended September 30, 2017. Operating costs decreased $9.3 million in Global Loyalty primarily due to a charge of $23.3 million recorded in 2017 in relation to the remediation of an external gift card inventory cyber theft partially offset by higher servicing costs in 2018. Operating costs decreased $10.2 million in Legacy Membership and Package primarily due to lower product and servicing costs associated with the lower retail member volumes. Costs decreased $4.2 million in Global Customer Engagement primarily due to lower employee related costs.

General and Administrative Expense. General and administrative expense increased $20.0 million, or 29.4%, to $88.1 million for the nine months ended September 30, 2018 from $68.1 million for the nine months ended September 30, 2017, primarily due to higher corporate costs of $17.8 million driven by higher employee related costs and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million, or 7.4%, to $36.2 million for the nine months ended September 30, 2018 from $33.7 million for the nine months ended September 30, 2017, primarily from an increase in depreciation expense of $1.2 million and higher amortization expense of $1.3 million primarily attributable to the intangible assets acquired in the Tavisca acquisition in the first quarter of 2018.

Interest Expense. Interest expense increased $48.1 million, or 49.6% to $145.1 million for the nine months ended September 30, 2018 as compared to $97.0 million for the nine months ended September 30, 2017 as a result of the restructuring of our debt on May 10, 2017 whereby we entered into the 2017 Credit Facility, which included term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed the Exchange Offers. The new debt issued was for higher principal amounts with associated higher interest rates than those of our previously outstanding debt.

Gain (Loss) on Extinguishment of Debt. For the nine months ended September 30, 2018, we recorded a loss in the amount of $31.6 million as a result of the prepayment of long-term debt immediately following the closing of the 2018 Divestiture. For the nine months ended September 30, 2017, we recorded a gain in the amount of $3.5 million as a result of restructuring our debt on May 10, 2017 and July 17, 2017.

Income Tax Benefit. Income tax benefit for continuing operations increased $23.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a decrease in the current foreign and deferred federal and state tax provisions for the nine months ended September 30, 2018, partially offset by an increase in the current state tax provision and deferred foreign tax provisions for the same period.

The Company’s effective income tax rates for continuing operations for the nine months ended September 30, 2018 and 2017 were 21.4% and 0.7%, respectively. The difference in the continuing operations effective tax rates for the nine months ended September 30, 2018 and 2017 is primarily a result of the increase in the loss from continuing operations from $48.7 million for the nine months ended September 30, 2017 to $110.3 million for the nine months ended September 30, 2018 and an increase in the income tax benefit on continuing operations from $0.4 million for the nine months ended September 30, 2017 to $23.6 million for the nine months ended September 30, 2018, determined pursuant to intra-period tax allocation requirements attributable to the 2018 Divestiture. The Company’s tax rate for continuing operations is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year, such as the impact of the enactment of the TCJA for tax years 2018 and forward. In addition to state and foreign income taxes, the requirement to maintain valuation allowances for continuing operations had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 21%.

Income from Discontinued Operations, net of tax. Income (loss) from discontinued operations, net of tax increased $431.5 million to $452.0 million for the nine months ended September 30, 2018 as compared to $20.5 million for the nine months ended September 30, 2017, primarily due to a gain on sale, net of tax of $447.2 million recorded upon completion of the 2018 Divestiture, partially offset by a decrease in income from operations of $22.8 million. Net revenues decreased $45.2 million due to the timing of the closing of the 2018 Divestiture in addition to higher cost of insurance and marketing and commissions expense decreased $21.2 million due to the timing of the closing of the 2018 Divestiture.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment, including a reconciliation of Segment EBITDA and Adjusted EBITDA to income from continuing operations, are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$194.9	$170.8	$24.1	$79.1	$46.4	$32.7	$80.2	$69.3	$10.9
Global Customer Engagement	272.3	268.8	3.5	49.8	39.9	9.9	53.6	47.2	6.4
Subtotal	467.2	439.6	27.6	128.9	86.3	42.6	133.8	116.5	17.3
Legacy Membership and Package	78.2	109.5	(31.3)	29.9	29.1	0.8	30.2	33.8	(3.6)
Corporate	—	—	—	(56.0)	(36.7)	(19.3)	(37.8)	(34.1)	(3.7)
Total - Continuing operations	$545.4	$549.1	$(3.7)	102.8	78.7	24.1	126.2	116.2	10.0
Business optimization expenses and restructuring charges or expenses							(8.2)	(10.5)	2.3
Extraordinary or nonrecurring or unusual losses, expenses or charges							(7.1)	(26.9)	19.8
Other, net							(8.1)	(0.1)	(8.0)
Depreciation and amortization				(36.2)	(33.7)	(2.5)	(36.2)	(33.7)	(2.5)
Income from continuing operations				$66.6	$45.0	$21.6	$66.6	$45.0	$21.6

The following tables summarize the adjustments between income from operations and Adjusted EBITDA for the nine months ended September 30, 2018 and 2017 by reportable segment.

	Nine Months Ended September 30, 2018
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.0	$3.4	$(0.2)	$4.0	$8.2
Extraordinary or nonrecurring or unusual losses, expenses or charges	0.1	—	0.5	6.5	7.1
Other, net	—	0.4	—	7.7	8.1
Total	$1.1	$3.8	$0.3	$18.2	$23.4

	Nine Months Ended September 30, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total - Continuing Operations
	(in millions)
Business optimization expenses and restructuring charges or expenses	$0.1	$7.1	$1.3	$2.0	$10.5
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.1	0.1	3.3	0.4	26.9
Other, net	(0.3)	0.1	0.1	0.2	0.1
Total	$22.9	$7.3	$4.7	$2.6	$37.5

(1)

See “ – Results of Operations – Segment EBITDA” and “ – Financial Condition, Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 14 to our unaudited condensed consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Global Loyalty net revenues increased $24.1 million, or 14.1%, for the nine months ended September 30, 2018 to $194.9 million as compared to $170.8 million for the nine months ended September 30, 2017 primarily due to increased growth with existing clients and launches with new clients. Net revenues include a $3.4 million reduction as a result of the January 1, 2018 adoption of the new revenue recognition guidance.  Under the prior revenue recognition guidance, net revenues would have increased $27.5 million, or 16.1%.

Segment EBITDA increased $32.7 million, or 70.5%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The nine months ended September 30, 2017 included a charge of $23.3 million recorded in relation to the remediation of an external gift card inventory cyber theft.  The nine months ended September 30, 2018 includes a $3.4 million reduction from the adoption of the new revenue recognition guidance.  Excluding the effects of the gift card cyber theft and the adoption of the new revenue recognition guidance, Segment EBITDA would have increased $12.8 million, or 18.4%, and was primarily due to increased revenue growth with existing clients and launches with new clients partially offset by higher servicing costs in 2018.

Global Customer Engagement. Global Customer Engagement net revenues increased $3.5 million, or 1.3%, to $272.3 million for the nine months ended September 30, 2018 as compared to $268.8 million for the nine months ended September 30, 2017. Net revenues increased $8.6 million due to the favorable impact of foreign exchange and decreased $5.1 million on a currency consistent basis.

Segment EBITDA increased $9.9 million, or 24.8%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 from higher net revenues of $3.5 million and lower operating expenses of $6.4 million primarily due to lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased $31.3 million, or 28.6%, to $78.2 million for the nine months ended September 30, 2018 as compared to $109.5 million for the nine months ended September 30, 2017.  Net revenues decreased primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future.

Segment EBITDA increased $0.8 million, or 2.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Segment EBITDA increased as the impact from the lower net revenues of $31.3 million was more than offset by lower marketing and commissions expense of $15.9 million, lower operating costs of $10.2 million and lower general and administrative expenses of $6.0 million. The decrease in marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The decrease in operating costs was due to lower product and servicing costs related to lower net revenues. The decrease in general and administrative costs was primarily due to cost savings initiatives and lower fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Corporate costs also include professional fees related to debt financing activities and stock compensation costs. Corporate costs increased $19.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to higher employee related costs and professional fees.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2018 and December 31, 2017

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Total assets	$727.1	$766.9	$(39.8)
Total liabilities	1,921.2	2,324.5	(403.3)
Total deficit	(1,194.1)	(1,557.6)	363.5

Total assets decreased $39.8 million, primarily due to decreases in current assets held for sale and non-current assets held for sale of $46.0 million and $83.3 million, respectively, due to the August 15, 2018 sale of the domestic insurance business. These decreases were partially offset by (a) an increase in restricted cash of $50.2 million due to the retention of $50.0 million of the net proceeds from the sale of the domestic insurance business, (b) an increase in other current assets of $17.3 million due to increases in prepaid credit card charges and gift card inventory in our Global Loyalty business, and (c) an increase in other non-current assets of $12.1 million due to unamortized client fees in our Global Loyalty business.

Total liabilities decreased $403.3 million, primarily due to (a) a decrease in long-term debt of $420.0 million principally due to the repayment of $466.7 million ($455.0 million net of discounts) of term loan debt from the net proceeds from the sale of the domestic insurance business, quarterly repayments of term loan debt of $10.1 million, and net repayments under the revolving credit facility of $15.0 million, partially offset by $41.7 million of PIK interest converted to debt and amortization of debt discounts of $8.6 million and (b) decreases in current liabilities held for sale and non-current liabilities held for sale of $49.1 million and $7.6 million, respectively, due to the August 15, 2018 sale of the domestic insurance business. These decreases were partially offset by an increase in accounts payable and accrued expenses of $66.9 million, principally due to the planned pay down of accounts payable as of December 31, 2017.

Total deficit decreased $363.5 million, principally due to (a) net income of $365.3 million, (b) the impact of the January 1, 2018 adoption of the new revenue recognition guidance of $1.6 million and (c) share-based compensation of $1.2 million. These increases were partially offset by (a) the change in currency translation adjustment of $4.1 million and (b) a dividend to non-controlling interest of $0.5 million.

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

One of our key loyalty clients had indicated to us that they might move a significant portion of their business with us to an alternative provider beginning as early as the second quarter of 2018. On October 4, 2018, this key loyalty client transitioned approximately one-third of their existing business with us to the alternative provider. On October 26, 2018, the key loyalty client migrated substantially all of the remainder of their business with us to the alternative provider. As previously disclosed, this key client is one of our top five partners in the Global Loyalty Segment.

On November 14, 2018, the Company entered into the Fourth Amendment to the 2017 Credit Facility and received a Commitment Letter from certain lenders to provide Affinion Group with a second lien senior secured revolving credit facility. Upon completion of the series of transactions contemplated by these agreements, which we refer to as the 2018 Financing Transactions, the Company will be provided with at least $50.0 million.  See Note 6 to the unaudited condensed consolidated financial statements for more information on the 2018 Financing Transactions.  Additionally, the Company continues to make progress on expanding an existing partner relationship that, if implemented, would mitigate or offset entirely the impact of the lost revenue from the loss of the above-mentioned key client. The Company currently anticipates that any such implementation would occur in the early part of the first quarter of 2019.

See Note 1 to the unaudited condensed consolidated financial statements for additional information regarding the Company’s assessment of its liquidity.

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

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment, pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, among other revisions, the parties revised the 2017 Credit Facility in order to (i) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (ii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iii) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, and (iv) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale.

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

Cash Flows – Nine Months Ended September 30, 2018 and 2017

At September 30, 2018, we had $110.1 million of cash and cash equivalents and restricted cash on hand, an increase of $14.7 million from $95.4 million of cash and cash equivalents and restricted cash on hand at September 30, 2017.

The following table summarizes our cash flows and compares the $45.5 million increase in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2017 to September 30, 2018 to the $31.6 million increase in our cash and cash equivalents on hand and restricted cash during the period from December 31, 2016 to September 30, 2017.

	Nine Months Ended September 30,
	2018	2017	Change
	(in millions)
Cash provided by (used in):
Operating activities	$66.4	$38.4	$28.0
Investing activities	487.7	(30.5)	518.2
Financing activities	(506.6)	20.4	(527.0)
Effect of exchange rate changes	(2.0)	3.3	(5.3)
Net change in cash and cash equivalents and restricted cash	$45.5	$31.6	$13.9

Operating Activities

During the nine months ended September 30, 2018, we generated $28.0 million more cash from operating activities than during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, net income (loss) increased $393.1 million from a net loss of $27.8 million for the nine months ended September 30, 2017 to net income of $365.3 million for the nine months ended September 30, 2018.  In addition, the loss on extinguishment of debt increased $35.1 million from a gain of $3.5 million for the nine months ended September 30, 2017 to a loss of $31.6 million for the nine months ended September 30, 2018, payment-in-kind interest increased $31.9 million as compared to the nine months ended September 30, 2017 and operating liabilities increased $57.0 million for the nine months ended September 30, 2018 as compared to $20.7 million for the nine months ended September 30, 2017, partially offset by the $473.1 million gain on sale of the domestic insurance business during the nine months ended September 30, 2018.

Investing Activities

We generated $518.2 million more cash in investing activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received proceeds, net of cash transferred, of $517.3 million from the 2018 Divestiture, used $23.8 million for capital expenditures and made $5.8 million of acquisition-related payments, net of cash acquired. During the nine months ended September 30, 2017, we used $30.1 million for capital expenditures and made $0.4 million of acquisition-related payments.

Financing Activities

We used $527.0 million more cash in financing activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we made term loan payments of $491.0 million, including $14.0 million in repayment premiums and had a net repayment under our revolving credit facility of $15.0 million. During the nine months ended September 30, 2017, we made payments on our first-lien and second-lien term loans of $753.8 million and $425.0 million, respectively, redeemed the International Notes for $118.5 million, and redeemed Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for $227.4 million and made payments on our term loan under the 2017 Credit Facility of $6.7 million. Affinion also issued the 2017 Notes for $235.9 million, received $1,303.7 million and $40.0 million of term loans and revolving credit facility under the 2017 Credit Facility and incurred $28.1 million of financing costs related to the 2017 Notes and 2017 Credit Facility.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of September 30, 2018, we had approximately $1.5 billion in indebtedness.

At September 30, 2018, on a consolidated basis, Affinion had $853.3 million outstanding term loans under Affinion’s 2017 Credit Facility ($840.4 million, net of discount) and $637.0 million outstanding under Affinion’s 2017 Notes, as defined below ($617.7 million, net of discount). At September 30, 2018, there were borrowings of $40.0 million ($38.0 million, net of discount) outstanding under Affinion’s revolving credit facility and Affinion had $65.0 million available under the revolving credit facility, after giving effect to the issuance of $5.0 million of letters of credit.

As of September 30, 2018, Affinion’s 2017 Credit Facility and the indenture governing Affinion’s 2017 Notes contained various restrictive covenants that apply to Affinion. As of September 30, 2018, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

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

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment, pursuant to which Affinion amended its 2017 Credit Facility. Pursuant to the Third Amendment, among other revisions, the parties revised the 2017 Credit Facility in order to (i) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (ii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110 million to $80 million to delay such automatic reduction until May 10, 2021, (iii) create a permitted reinvestments basket which would allow for up to $50 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, and (iv) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale.

The interest rates with respect to the term loans and revolving loans under the 2017 Credit Facility are based on, at Affinion’s option, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case, plus 7.75%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) 2.00% (“ABR”) in each case plus 6.75%.

Affinion’s obligations under the 2017 Credit Facility and any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. As of September 30, 2018, the maximum ratio of senior secured debt to EBITDA was 6.75:1.0 and the minimum ratio of EBITDA to consolidated fixed charges was 1.075:1.0.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in Affinion’s debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We use Adjusted EBITDA to evaluate our operating performance and as a basis for determining payment of bonuses under our annual incentive plan. We present Adjusted EBITDA to enhance your understanding of our operating performance. We believe that Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP as an indicator of operating performance, or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP as an indicator of cash flows, or as a measure of liquidity.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group Holdings, Inc. for the twelve months ended September 30, 2018 to Adjusted EBITDA.

For the Twelve
Months Ended
September 30, 2018 (a)
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$367.6
Less: Income from discontinued operations, net of tax	(6.0)
Less: Gain on sale of business, net of tax	(447.2)
Loss from continuing operations attributable to Affinion Group Holdings, Inc.	(85.6)
Interest expense, net	190.9
Income tax benefit	(50.5)
Net income attributable to non-controlling interest	1.1
Other expense, net	0.4
Loss on extinguishment of debt	31.6
Depreciation and amortization	47.8
Business optimization expenses and restructuring charges or expenses (b)	12.4
Extraordinary or nonrecurring or unusual losses, expenses or charges (c)	8.0
Other, net (d)	10.4
Adjusted EBITDA, excluding pro forma adjustments (e)	166.5
Effect of pro forma adjustments (f)	3.7
Adjusted EBITDA, including pro forma adjustments (g)	$170.2

(a)

Represents consolidated financial data for the year ended December 31, 2017, minus consolidated financial data for the nine months ended September 30, 2017, plus consolidated financial data for the nine months ended September 30, 2018.

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

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2017 in calculating the Adjusted EBITDA under the 2017 Credit Facility, subject to certain limitations.

(f)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2017.
(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2018 (in millions, except average interest rate amounts):

								Fair Value At
						2023 and		September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
Fixed rate debt	$0.1	$0.3	$0.4	$—	$637.0	$—	$637.8	$578.9
Average interest rate (a)	14.11%	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$3.4	$13.4	$28.5	$58.6	$789.4	$—	$893.3	$914.6
Average interest rate (a)	9.91%	9.91%	9.91%	9.91%	9.91%

(a)	Average interest rate is based on rates in effect at September 30, 2018.

Foreign Currency Forward Contracts

We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Through April 30, 2017, on a limited basis the Company entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts were entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which were not expected to be repaid within the next twelve months and that were denominated in Euros and British pounds. The Company has not entered into such contracts subsequent to April 2017. For the nine months ended September 30, 2017, the Company recognized a realized loss on the forward contracts of $1.3 million. There was no realized gain or loss recognized for the three months ended September 30, 2017. There was no realized gain or loss recognized for the three and nine months ended September 30, 2018.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The disclosure included in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 relating to management’s evaluation of our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued could adversely affect our ability to attract new clients and our relationships with third parties with whom we do business.

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 included in our Form 10-Q for the quarter ended September 30, 2018, include disclosure relating to management’s evaluation of our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued and that substantial doubt exists. The disclosure references one of our Global Loyalty segment’s top five partners’ transition of substantially all of its existing business to an alternative provider and our progress on expanding an existing partner relationship.

In response to the loss of this key client, the Company has taken a number of steps to alleviate this substantial doubt. On November 14, 2018, the Company entered into the Fourth Amendment to the 2017 Credit Facility and received a Commitment Letter from certain lenders to provide Affinion Group with a second lien senior secured revolving credit facility. Upon completion of the series of transactions contemplated by these agreements, which we refer to as the 2018 Financing Transactions, the Company will be provided with at least $50.0 million.  See Note 6 to these unaudited condensed consolidated financial statements for more information on the 2018 Financing Transactions.  In addition, the Company continues to make progress on expanding an existing partner relationship into additional offerings that if implemented, would mitigate the impact of the lost revenue from the loss of the above mentioned client. However, there can be no assurance at this time that we will be able to expand such existing partner relationship within the anticipated timeline or at all.

Notwithstanding the Company’s steps to alleviate this substantial doubt, such included disclosure in the unaudited condensed consolidated financial statements relating to management’s evaluation may negatively impact our ability to attract new clients and retain existing clients and our relationships with third parties with whom we do business, including our vendors, and employees, all of which could have a material adverse impact on our business, financial condition and results of operations. See “Item 1A. Risk Factors—We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.”

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2017, we derived approximately 34% of our net revenues from customers we obtained through the 10 largest clients of our nearly 6,150 clients.

With respect to our loyalty and engagement solutions operations, many of our key client relationships are governed by agreements that may be terminated at any time without cause by our clients upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our clients upon notice of as few as 30 days without penalty. Our clients are not subject to minimum volume or marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our clients may cease or reduce the value of loyalty points or their marketing of our programs and solutions without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key clients may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our financial institution clients, certain clients have terminated their agreements with us or ceased marketing our programs and solutions to, or ceased billing, their customers. The loss of such clients or, with regard to our largest clients, the loss of any substantial portion of the business derived from such client, the cessation of support of their loyalty programs or their marketing of our programs and solutions or the billing of their customers or a decline in their businesses could have a material adverse effect on our future revenue from existing programs and solutions of which such client’s customers are customers of ours and could adversely affect our ability to further market new or existing programs and solutions through such client to prospective customers. For example, one of our key loyalty clients had indicated to us that they might move a significant portion of their business with us to an alternative provider beginning as early as the second quarter of 2018. On October 4, 2018, this key loyalty client transitioned approximately one-third of their existing business with us to the alternative provider. On October 26, 2018, the key loyalty client migrated substantially all of the remainder of their business with us to the alternative provider. If we are unable to replace the lost revenues from such client, it would have a material adverse impact on our results of operations and financial condition. There can be no assurance that more of our clients or any of our largest clients, who individually represent a material portion of our revenues, will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Gregory S. Miller Appointed Chief Operating Officer

On November 14, 2018, the Board of Directors (the “Board”) approved the appointment of Gregory S. Miller to the position of Chief Operating Officer of the Company in addition to his roles as Executive Vice President and Chief Financial Officer, effective immediately.

Mr. Miller, 48, was appointed Executive Vice President and Chief Financial Officer of the Company as of January 20, 2014. From July 2011 until January 17, 2014, Mr. Miller served as Senior Vice President, Financial Planning and Divisional Operations, for The Madison Square Garden Company with responsibility for all financial matters of its operating divisions as well as its corporate strategic and financial planning divisions. From May 2007 until June 2011, Mr. Miller served as the Senior Vice President and Chief Financial Officer for the North American Division of Affinion with responsibility for all financial matters for North American Operating Business Units. Mr. Miller served as Senior Vice President of Finance of Affinion from June 2005 until May 2007, the Vice President of Financial Planning and Analysis of Trilegiant from June 2003 until June 2005, the Director of Financial Planning and Analysis of Trilegiant from October 2000 until June 2003, and the Senior Manager of Accounting of Cendant Membership Services from December 1999 until October 2000. Prior to his tenure at Affinion, he held various positions at Citizens Communications and The Coca Cola Bottling Company of New York. From 1992 until 1994, Mr. Miller was employed with Coopers & Lybrand.

Departure of James C. Daly, Jr.

James C. Daly, Jr., our Executive Vice President and Chief Human Resources Officer, will be leaving the Company prior to April 1, 2019 to pursue other opportunities. Upon his departure, Mr. Daly will be entitled to receive severance in accordance with the Separation Agreement (as defined below). We expect that Mr. Daly and the Company will enter into a separation agreement prior to his departure (the “Separation Agreement”). Under the Separation Agreement, we will agree that Mr. Daly is entitled to the sum of his annual base salary and target bonus, which will be paid over a period of 24 months, in accordance with his employment agreement, and $100,000 of his awarded 2016 Long Term Incentive Program (“LTIP”) payment at such time as the other LTIP award recipients receive their payments.

Option Repricing

On November 14, 2018, upon the recommendation of the Human Resources Committee (formerly the Compensation Committee), the Board approved a repricing (the “Repricing”) of 299,636 unvested stock options (the "Underwater Options") previously issued under the Company's 2015 Equity Incentive Plan (the “2015 Plan”). Prior to the Repricing, all of the Underwater Options had a per share exercise price in excess of the current fair market value per share of Common Stock and as such the Board determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Repricing, the per share exercise price of the Underwater Options will be repriced (the “Repriced Options”) to equal $5.00, which will be the same strike price of the warrants that may be issued under certain circumstances by the Company in connection with the 2018 Financing Transactions (as defined below).

The Repriced Options will continue to vest in accordance with their existing vesting schedules. All other material terms and conditions of the Repriced Options will remain the same.

Underwater Options held by the following named executive officers are subject to the Repricing: Todd H. Siegel (95,500 stock options issued under the 2015 Plan), Gregory S. Miller (33,425 stock options issued under the 2015 Plan), Michele Conforti (33,425 stock options issued under the 2015 Plan) and Scott Lazear (33,425 stock options issued under the 2015 Plan).

Establishment of Success Bonus Program

On November 14, 2018, upon the recommendation of the Human Resources Committee (formerly the Compensation Committee), the Board approved the terms and establishment of a savings success bonus program (the “Success Bonus Program”), a cash incentive award program intended to reward the successful accomplishment of certain cost savings initiatives and foster retention of key employees of the Company.  The Success Bonus Program awards (the “Awards”) will be granted to certain employees of the Company, including the following named executive officers of the Company: Gregory S. Miller, Michele Conforti and Scott Lazear.

The Awards will vest in three (3) equal parts upon the accomplishment of certain milestones based on cost savings initiatives to be established by the Human Resources Committee. The Board shall have discretion to make such Awards in the event such milestones established by the Human Resources Committee are not achieved.  The Awards to be granted to each of Messrs. Miller, Conforti and Lazear will have Award values of $1,500,000, $750,000 and $750,000, respectively, in each case subject to the terms described above.

Amendment No. 3 to the Shareholders Agreement

On November 14, 2018, the Company, together with the requisite investors, entered into Amendment No. 3 (the “Shareholders Agreement Amendment”) to that certain Shareholders Agreement, dated as of November 9, 2015 (the “Shareholders Agreement”), by and among the Company and the investors party thereto. Prior to entering into the Shareholders Agreement Amendment, the Company received written consents approving the Shareholders Agreement Amendment from greater than sixty-six and two-thirds percent (66 2/3%) of the issued and outstanding Common Stock entitled to vote. The Shareholders Agreement Amendment will become effective as of, and will be conditioned upon, the filing and effectiveness of a definitive Information Statement on Schedule 14C (the “Information Statement”), and the mailing of the Information Statement to holders of Common Stock of the Company at least 20 calendar days prior to the effective date. When effective, the Shareholders Agreement Amendment will amend the terms of the Shareholders Agreement to allow the Board to increase the aggregate cap on Common Stock that may be issued to employees and directors of the Company from ten percent (10%) of the Company Common Stock to fifteen percent (15%) of the Company Common Stock (on a fully diluted basis, but excluding vested and unvested Company Common Stock and options or other rights to acquire Company Common Stock issued under the 2015 Plan).

The foregoing description of the Shareholders Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement Amendment, a form of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendment to the 2015 Equity Incentive Plan and New Option Grants

The Board previously authorized a number of shares of Common Stock for grants under the 2015 Plan equal to ten percent (10%) of the aggregate number of shares of the Common Stock outstanding as of November 9, 2015, on a fully diluted basis. On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board adopted an amendment to the 2015 Plan (the “Plan Amendment”) to amend the 2015 Plan to increase the aggregate cap on Common Stock that may be issued to employees and directors of the Company from ten percent (10%) of the Company Common Stock to fifteen percent (15%) of the Company Common Stock (on a fully diluted basis, but excluding vested and unvested Company Common Stock and options or other rights to acquire Company Common Stock issued under the 2015 Plan). However, the Plan Amendment will be effective as of, and conditioned upon, the effectiveness of the Shareholder Agreement Amendment discussed above.

On November 14, 2018, upon the recommendation of the Human Resources Committee  and subject to the effectiveness of the Plan Amendment and Shareholder Agreement Amendment, the Board approved grants of stock options under the 2015 Plan, as amended by the Plan Amendment, to the Company’s named executive officers and other employees of the Company (the “New Option Grant”). Pursuant to the New Option Grant, Messrs. Siegel, Miller, Conforti and Lazear will receive options to purchase 150,000, 150,000, 75,000 and 75,000, respectively, at an exercise price equal to the Warrant Strike Price. The options granted to our named executive officers become vested in four (4) equal installments on each of the first four (4) anniversaries of the grant date.

2018 Financing Transactions

Fourth Amendment to Credit Facility

On November 14, 2018, Affinion, as borrower, entered into the Fourth Amendment to its 2017 Credit Facility (the “Fourth Amendment”). The Fourth Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Required Lenders (as defined in the 2017 Credit Facility), and for purposes of certain provisions contained therein, and each other Loan Party party thereto, including Affinion Holdings, as guarantor.

Pursuant to the Fourth Amendment, the parties amended the 2017 Credit Facility, to among other things, (x) permit the immediate release of $45 million of the $50 million of the proceeds from the ABG Sale, (i) $32 million of which is able to be used by Affinion for working capital needs and/or to make an investment in one or more businesses, or capital expenditures or assets and (ii) $13 million of which will immediately be used to prepay outstanding term loans under the 2017 Credit Facility, together with the required premium in an amount equal to 3.00% of the aggregate principal amount being so prepaid (the “Fourth Amendment Prepayment”) and (y) to modify certain provisions in the 2017 Credit Facility in order to permit  the Second Lien Facility Financing (as defined below), which will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility. In addition, the Fourth Amendment (i) authorizes the administrative agent under the 2017 Credit Facility to enter into an intercreditor agreement with respect to the Second Lien Facility Financing, (ii) provides that the prepayment or repayment of the next $31,070,000 in principal amount of term loans, other than regularly scheduled amortization payments, shall be accompanied by a prepayment premium equal to the greater of 3% and the prepayment premium that would otherwise have been payable in connection with such prepayment or repayment, and (iii) makes modifications to certain of the restrictive covenants contained in the 2017 Credit Facility.

The Fourth Amendment was conditioned upon, among other things, receipt of the Commitment Letter (as defined below). We refer to the entry into the Fourth Amendment, the receipt of the Commitment Letter and the transactions contemplated thereby as the “2018 Financing Transactions.”

The Commitment Letter

On November 14, 2018, Metro SPV LLC (“ICG”), Elliott Management Corporation (together with its affiliates, “Elliott”), an affiliate of Empyrean Capital Partners, LP (“Empyrean,”) and Jefferies LLC (“Jefferies,” with ICG, Elliott, Empyrean and Jefferies being each a “Lead Lender” and collectively, the “Lead Lenders”) delivered a commitment letter (the “Commitment Letter”) to Affinion and Affinion Holdings. Pursuant to the Commitment Letter, the Lead Lenders have committed to provide revolving loans to Affinion under a revolving credit facility (the “Second Lien Facility”) in the original principal amount of $20,455,000 (the “Commitment Financing”), which amount may be increased, on or before June 30, 2019 at the option of Affinion and subject to the consent of the Lead Lenders, by an amount of up to $17,045,500 (the “Incremental Financing” and, together with the Commitment Financing, the “Second Lien Facility Financing”), subject to the terms and conditions set forth in the Commitment Letter. Pursuant to the Commitment Letter, on the closing date of the Second Lien Facility  the Lead Lenders will be paid an upfront closing fee in an amount equal to 12% of the amount of the Commitment Financing (which at Affinion’s option, may be paid in the form of original issue discount). The Lead Lenders will also be entitled to be paid the closing fee upon an Incremental Financing if consummated within a certain time period.

The Second Lien Facility will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility and will be guaranteed by Affinion Holdings and each subsidiary of Affinion that guarantees the 2017 Credit Facility. The Second Lien Facility will mature 91 days after the maturity date of the 2017 Credit Facility, but prior to the maturity of the 2017 Notes. The Second Lien Facility will contain substantially the same representations and warranties, covenants and events of default as those in the 2017 Credit Facility, subject to certain exceptions.

Interest will be payable on the Second Lien Facility at the rate of 12.00% per annum while the warrants (described below) that may arise in connection with the Second Lien Facility have not been issued, and at the rate of 9.00% per annum if the warrants that may arise in connection therewith have been issued, in each case solely payable in kind. Affinion will have the right to prepay the Second Lien Facility (x) in whole but not in part if it pays an early termination fee equal to 10.00% of the Commitment Financing plus all accrued interest if such prepayment occurs prior to the issuance of any warrants and (y) in whole or in part without an early termination fee if such prepayment occurs after the issuance of any warrants.

Under the Commitment Letter, if Affinion has not exercised its right to prepay the Second Lien Facility and certain conditions precedent have been met, Affinion Holdings may issue detachable springing warrants (the “warrants”) to acquire common stock of Affinion Holdings.  If the warrants are issued, then Affinion Holdings will issue to the Lead Lenders under the Second Lien Facility one warrant for each $5.00 of commitment under the Second Lien Facility (including accrued payable in kind interest). Each warrant will entitle the holder to acquire one share of common stock of Affinion Holdings at an exercise price of $5.00 in cash. The warrants will be exercisable at any time for 5 years following the issuance date. The warrants may be mandatorily exercisable upon the occurrence of (i) the repayment of the Second Lien Facility in full, (ii) the completion of certain qualified equity offerings or (iii) receipt of a direction from lenders holding at least 50.1% of the commitments (funded and unfunded) under the Second Lien Facility.  If Affinion Holdings issues such warrants, it will be required to make a pre-emptive rights offer relating to the warrants in accordance with the terms of the Shareholders Agreement (as defined below). Under the Commitment Letter, if Affinion Holdings is required to make such pre-emptive rights offer, such pre-emptive rights offer must be completed prior to May 1, 2019.

Prior to the closing of the Second Lien Facility, Affinion will be required to amend certain terms of the Indenture dated May 10, 2017 (as amended on the date hereof, the “Indenture”) for its Senior Cash 12.5% / PIK Step-Up to 15.5% notes due 2022 (the “2017 Notes”).  The proposed amendments to the Indenture will include, among other things, amending the limitation on debt and lien covenants to permit the incurrence of the indebtedness under the Second Lien Facility (including any Incremental Amount and interest paid in kind) and amending the restrictions on activities of Affinion Holdings to permit Affinion Holdings to guarantee the Second Lien Facility and pledge its assets to secure such guarantee. Pursuant to the Commitment Letter, Elliott, which is the beneficial owner of more than 50% of the outstanding principal amount of the 2017 Notes, has agreed to consent to the proposed amendments to the Indenture, and no fee or other consideration will be paid to Elliott for such consent.  Affinion expects to enter into a supplemental indenture to the Indenture to effect the proposed amendments to the Indenture as soon as practicable following the receipt of the required majority consent, but the supplemental indenture will not become operative until the closing date of the Second Lien Facility.

The closing of the Second Lien Facility is subject to the satisfaction of the conditions specified in the Commitment Letter, including the execution of definitive documentation for the Second Lien Facility that is consistent with the terms of the Commitment Letter and reasonably satisfactory to the Lead Lenders. In addition, certain of the Lead Lenders own more than 5.0% of the outstanding common stock of Affinion Holdings. Accordingly, prior to Affinion and Affinion Holdings entering into the Commitment Letter, the Second Lien Facility and other documents relating to the Second Lien Facility Financing, such transactions with 5.0% or more holders of common stock must be approved by holders of at least 66 2/3% of the outstanding common stock of Affinion Holdings pursuant to the terms of the shareholders agreement between Affinion Group Holdings and the stockholders party thereto, dated as of November 9, 2015, as amended (the “Shareholders Agreement”). Prior to the execution of the Commitment Letter, certain stockholders representing greater than 66 2/3% of Affinion Holdings’ common stock delivered a written consent (the “Supermajority Stockholder Consent”) approving the transactions contemplated by the Commitment Letter. However, pursuant to Regulation 14C under the Exchange Act and Section 228(e) of the Delaware General Corporation Law, the Company is required to file a definitive information statement on Schedule 14C (the “Information Statement”) to provide notice of the entry into the Supermajority Stockholder Consent. The Company will not be able to take action pursuant to the Supermajority Stockholder Consent for at least 20 days from the filing of the Information Statement.

Assuming the satisfaction of such 20 day notice requirement under the Information Statement and the other conditions set forth in the Commitment Letter, the Company expects that it will enter into the Second Lien Facility and be able to make borrowings thereunder in the second half of December 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Amendment No. 3 to the Shareholders Agreement, dated as of November 9, 2015, among the Company and the investors party thereto.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP HOLDINGS, INC.

Date: November 14, 2018	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1