Form 10-K
period 2018-12-31
Affinion Group Holdings, Inc.
filed 2019-04-15
CIK 1404624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Due to the limited trading of the registrant’s common stock, par value $0.01 per share, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2018 was zero.

As of April 10, 2019, the number of shares outstanding of the registrant’s Common Stock, $0.000001 par value, was 725,678 and the number of shares of the registrant’s common stock, par value $0.01 per share, was zero.

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

The following description of our business is current as of December 31, 2018 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

We develop programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty and customer engagement programs and solutions that strengthen and expand the value of customer relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

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

The Company had a domestic insurance business that served as a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. As discussed further in Note 4—Discontinued Operations in the audited consolidated financial statements included elsewhere herein, we completed the sale of the domestic insurance business, which comprised substantially all of our Insurance Solutions operating segment, on August 15, 2018. The divestiture of the domestic insurance business marked an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

For the year ended December 31, 2018, we had net revenues, net income attributable to us and Adjusted EBITDA (as defined below) of $699.8 million, $302.1 million and $147.8 million, respectively.

On April 10, 2019, we consummated the 2019 Recapitalization, as defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

Business

We seek to address the needs of three primary parties in developing and implementing our loyalty and customer engagement programs and solutions: (1) Clients, which are the companies for whom we develop and manage loyalty and customer engagement programs and solutions; (2) Customers, who are the individual consumers with whom we or our clients have a relationship and either subscribe to one or more of our programs or are eligible to receive rewards; and (3) Suppliers, which are the third-party providers of content and services for our programs and solutions.

Clients:

Our clients value our technology, platforms and services because we offer them loyalty and customer engagement programs and solutions that help strengthen and expand the value of their customer relationships. We identify the needs of our clients’ customers and create customized loyalty and customer engagement solutions and differentiated programs that promote our clients’ brands and enhance their results.

As of December 31, 2018, we had approximately 2,900 clients in a variety of industries including financial services, ecommerce, retail, travel and telecommunications. Some of our leading clients, based on revenues for the year ended December 31, 2018, include JPMorgan Chase, Wells Fargo, Transworld Entertainment, Trainline, Citibank and Capital One. Revenues generated from our largest client, JPMorgan Chase, and its customers, accounted for 14.8% of total net revenues for the year ended December 31, 2018. Many of our clients have been working with us for over ten years.

Customers:

Our customers value participation in our programs and access to our solutions because of the seamless service and relevant, best-in-class rewards we offer through our loyalty programs and the attractive lifestyle and protection services and enhanced benefits of our customer engagement programs. Depending on the nature of the relationship we have with a given client, customers may either purchase our programs directly from us or receive the benefits and solutions from our client. We derived approximately 42.5% of our net revenues for the year ended December 31, 2018 from subscribers and customers we obtained through our 10 largest clients.

As of December 31, 2018, we had approximately 44.3 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services and approximately 24.4 million subscribers and end-customers enrolled in our customer engagement programs worldwide.

Suppliers:

We provide benefits and services with our in-house capabilities, but we also contract with one or more of our many third-party suppliers to provide components for our programs and solutions, such as credit reports, travel content, gift cards and merchandise. Our flexible platforms allow for real-time integration with our suppliers, and they value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through proprietary and supplementary distribution channels. Generally, our relationships with key suppliers are governed by long-term contracts (typically with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal).

Business Segments

We organize our business into the following three business segments:

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 19—Segment Information in the audited consolidated financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 19—Segment Information in the audited consolidated financial statements included elsewhere herein for additional financial information by geographic area.

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

Points-based loyalty programs offer many redemption options, including gift card, travel, merchandise, cash back and various other options. We believe the market for loyalty program services is substantial and growing, and we also believe redemption volumes continue to grow. In the United States, the number of loyalty program memberships was approximately 3.8 billion in 2016, increasing by 15% since 2014, according to the 2017 Colloquy Loyalty Census report. Internationally, we believe the market for loyalty program and redemption management offers significant growth opportunities.

Through our global customer engagement operations, we create and manage innovative programs and solutions that address key consumer needs such as greater peace-of-mind and meaningful savings. According to the Consumer Sentinel Network Data Book, a Federal Trade Commission (“FTC”) report, identity theft was the number two complaint reported to the FTC for the calendar year 2017.

Our Market Opportunity and Business Strategy

In 2016, we implemented a new globalized organizational structure to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allowed us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies, with meaningful cost savings. In addition, we are no longer materially investing in lines of business that we believe are not essential to our long-term growth prospects. We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions. The 2016 implementation of the global organizational structure marked another major step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

Capitalize on a Large Domestic Market for our Loyalty Solutions. We believe the domestic market for loyalty program services is substantial and growing; U.S. loyalty memberships grew from 3.3 billion in 2014 to 3.8 billion in 2016, a growth rate of 15%, according to the 2017 Colloquy Loyalty Census report. We also believe redemption volumes continue to grow and new technologies such as virtual personal assistants and conversational interfaces will continue to provide incremental transaction opportunities. We also continue to identify additional distribution opportunities for rewards and incentives. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior.

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

Capitalize on Demand for Key Customer Engagement Programs and Solutions such as Identity Theft Protection, Personalized Data Protection and Consumer Savings. We believe there are additional opportunities to grow our customer engagement business both domestically and internationally, as we provide solutions that strengthen our partners’ existing customer relationships by engaging consumers and building brand loyalty thereby generating incremental revenue for our partners.  We intend to expand and grow our existing portfolio focusing on financial institution clients, further penetrating and growing our ecommerce business, leveraging current assets and developing new capabilities, and evolve and modernize our engagement solutions offerings and platform to gain new business development traction. We believe consumers are increasingly focused on protecting their identity and credit accounts. According to the Consumer Sentinel Network Data Book, an FTC report, identity theft was the number two complaint reported to the FTC for the calendar year 2017.  In addition, consumer demand for coupons and discounts continues to grow with expanded acceptance and delivery mechanisms.

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

Focus on New Program Development. We continually develop and test new programs and solutions to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities. These programs and solutions may include loyalty and enhancement services, identity theft protection products and purchase warranty offerings. We also consider acquisitions of new and complementary programs and technology to further enhance our offerings and generate additional revenue. In addition, we believe we have opportunities to enhance our existing services by enabling customers to engage more effectively through digital channels. For instance, many of our programs and solutions, such as loyalty rewards redemptions, leisure and travel discounts, and identity theft protection are designed with mobile-first users in mind, delivering customer-centric user journeys and featuring real-time availability of data.

Our Competitive Strengths

We believe our success and competitive advantage in providing comprehensive loyalty and customer engagement solutions is due to our ability to leverage a number of key strengths, including:

Flexible, Scalable, Custom and Secure Platforms. Our platforms provide end-to-end loyalty and customer engagement programs and solutions. Our platforms allow for a flexible mix of benefits and services to meet our clients’ needs. In addition, the scalability of our platforms allows us to continuously add new features, partners, programs and customer segments efficiently and effectively. We customize our loyalty and engagement programs and solutions to differentiate our client’s brand. Our clients’ customers’ data is protected ensuring that their program is secure and rewarding.

We believe our flexible, scalable, custom and secure platforms increase the value we provide to our clients, allowing for a best-in-class user experience and a competitive advantage over our peers.

Broad Capabilities for Loyalty Program Solutions. We continuously monitor technology and user experience trends, as well as redemption options available to consumers of a loyalty points program. We are able to fulfill consumers’ most preferred redemption options because of our extensive supplier network that includes direct relationships with hundreds of travel, merchandise and gift card providers, representing approximately 1,050 brands. We are also licensed as a travel agency, and based on our gross transactional sales volume, we believe that we operate one of the largest leisure travel agencies in the United States. We have the flexibility to offer our clients a full service solution or a disaggregated approach, customized to their needs. Our clients are able to leverage these capabilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which we believe increases the likelihood that the program will positively influence consumer behavior.

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

Diverse Distribution Channels. We believe we have a strong presence in the financial institution vertical in our Global Loyalty and Global Customer Engagement businesses. We also have a strong presence with retailers and e-commerce companies. In addition, we have a growing presence in a variety of industries and verticals, such as with travel and hospitality companies and telecommunications and gaming companies.

We believe that our ability to focus our business development and investment on our most profitable opportunities in the most attractive markets, channels and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Proprietary Technology and Data Analytics Capabilities. Based on the length of our operating history, we believe our technology and database of actual customer interactions is the largest and most comprehensive in the industry and cannot be replicated. Our technology platform supports subscriber management and points accounting functions and delivers a customer-centric experience for subscriber rewards accounts. We utilize our data analytics to develop highly targeted, customized loyalty and engagement programs and solutions across multiple channels and product offerings for each client with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our programs and solutions of value. We are also able to utilize our predictive data analytics to anticipate shifts in the marketplace.

We believe our proprietary technology and data analytics capabilities enhance the profitability of our capital expenditures, allow us to better engage with customers, and help us to continue to secure and maintain long-term relationships with clients.

Strong, Long-Term Relationships with Clients. We have a long history of providing comprehensive loyalty and customer engagement solutions to leading companies in the U.S. and Europe. Because our services have broad-based consumer appeal and are relevant to any industry looking to enhance and extend the quality of their relationship across large-scale populations, our clients span a wide variety of industries, such as financial services, retail, e-commerce, travel, hospitality, and telecommunications, among others.

We believe that the strength and breadth of our relationships with our clients provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chief Executive Officer, Todd Siegel, who has been with us for over nineteen years, our six senior executives have a combined 98 years of experience with Affinion Holdings.

We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Programs and Solutions

Global Loyalty Solutions. We create and manage any and all aspects of our clients’ loyalty programs including program design, program management, technology platform, data analytics, points administration and rewards fulfillment. We manage loyalty solutions for points-based loyalty programs for many large financial institutions and other significant businesses. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2018, we facilitated approximately $3.3 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

We provide and manage reward products for loyalty programs through Connexions Loyalty, Inc. (“Connexions”), our wholly-owned subsidiary, which is a service provider for points-based loyalty programs such as Capital One’s Venture Card and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline reward fulfillment as we fulfilled approximately 13.8 million redemptions in 2018 on an annualized basis. We do not retain any loyalty points-related liabilities. We typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Connexions also provides clients with the ability to offer leisure travel as a subscriber benefit in a purchase environment, and a travel gift card, which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

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

Clients

We are able to provide our loyalty and customer engagement solutions by utilizing the brand names and customer contacts of our clients. Our diversified base of clients includes approximately 2,900 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and internet. Select clients include JPMorgan Chase, Wells Fargo, Transworld Entertainment, Trainline, Citibank and Capital One. In 2018, we derived approximately 42.5% of our net revenues from subscribers and end-customers obtained through our 10 largest clients.

With respect to our loyalty and engagement solutions operations, many of our principal partner agreements have a term of at least two years, which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice, and we typically charge a per-subscriber and/or a per-activity administrative fee to clients for our services. Typically, our agreements with our clients for the marketing and servicing of our retail subscriber products are for fixed terms (typically one to three years, in the case of customer engagement), which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice. Our clients are not subject to minimum marketing commitments that are material, individually or in the aggregate. While we generally do not have continued marketing rights following the termination of any marketing agreements, the vast majority of our marketing agreements allow us to extend or renew existing subscribers and bill and collect associated subscription fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to subscribers are either our standard products, which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our clients agree not to solicit our subscribers for substantially similar services both during the term of our agreement and following any termination thereof.

Global Loyalty. We had 40 clients at December 31, 2018, which include leading financial institutions, gaming companies, brokerage houses, automotive companies, premier hotels and travel-related companies.

Global Customer Engagement. We had approximately 800 clients in multiple industries at December 31, 2018. Our relationships with our largest partners typically encompass multiple products and/or types of marketing channels. In general, we have long-standing relationships with our partners. Our international clients include some of Europe’s most prominent retail banks and telecommunications companies.

Customers

As of December 31, 2018, we had approximately 24.4 million subscribers and end-customers enrolled in our customer engagement programs worldwide and approximately 44.3 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and solutions to our customers through approximately 2,900 clients as of December 31, 2018. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Global Loyalty. As of December 31, 2018, we had approximately 44.3 million customers who received loyalty points-based management and redemption services or credit or debit card enhancement services.

Global Customer Engagement. As of December 31, 2018, we had approximately 1.2 million subscribers and end-customers in the U.S. We target customers of our clients who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being. As of December 31, 2018, we had approximately 17.4 million international package customers and approximately 2 million customers in 19 countries, primarily in Europe.

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

Global Loyalty. Connexions acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’ proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty benefits suppliers. We work directly with approximately 500 suppliers to obtain rewards and provide loyalty clients with access to more than 8,200 available merchandise models.

Global Customer Engagement. We partner with a variety of third-party suppliers to provide services, benefits and fulfillment for many of our programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuard® product and AutoVantage product. Global Customer Engagement services its clients using a variety of third-party suppliers to provide benefits, fulfillment and delivery for some of our programs. In addition, we also have key supplier relationships with third parties for benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our identity theft protection products. Global Customer Engagement also uses third-party suppliers for its print and fulfillment products.

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

Gift Card Fulfillment. Through an in-house gift card fulfillment facility, we deliver approximately 7.5 million gift card rewards annually, and we have approximately 200 merchant relationships directly sourced and managed.

Merchandise Fulfillment. We provide merchandise rewards fulfillment to our clients’ customers with access to approximately 10,700 products from over 750 top brands. We manage the process of customers purchasing merchandise products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from clients and telemarketing vendors and the internet. Average turnaround time from receipt to enrollment is approximately 24 hours.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., coupons and “hard” premiums) sent to customers via mail and electronically, are produced in thousands of combinations for our global customer engagement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment supplier by the next business day following receipt of the order.

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

Competition

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of approximately 2,900 clients as of December 31, 2018, approximately 24.4 million subscribers and end-customers enrolled in our customer engagement programs worldwide and approximately 44.3 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2018. Our leadership position in the marketing and loyalty points program management industries is due to our nearly 40-year track record and our core strengths in the areas of multi-channels marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2018, we offered 13 core products and services with over 210 unique benefits and supported more than 4,100 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Customer Engagement Solutions. The customer engagement solutions industry is characterized by a high degree of competition. Participants in this industry include engagement services companies, such as AAA, LifeLock and Intersections, as well as the credit bureaus, Experian, Equifax and TransUnion, and large retailers, travel agencies, insurance companies and financial service institutions. Internationally, on the customer engagement side of the business, competitors include Card Protection Plan, LV8, Plebicom S.A., as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Serisystem and Jakala in Italy, MehrWert Servicegesellschaft in Germany and Falck in Norway.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Connexions Loyalty, Affinion International, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks is a valuable asset.

Employees

As of December 31, 2018, we employed 3,069 people, of which approximately 53% are located in the United States and the remaining 47% are in our international offices.

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

In 2011, we entered into a merger agreement that resulted in Affinion Holdings’ indirect acquisition of all of the capital stock of Webloyalty Holdings, Inc. (“Webloyalty”) and the conversion of Webloyalty securities into Affinion Holdings securities (the “Webloyalty Acquisition”) and the acquisition of approximately 21% of the common stock of Affinion Holdings by investment funds affiliated with General Atlantic LLC (such investment funds referred to as “General Atlantic”) with the Apollo Funds continuing to own approximately 70% of the common stock of Affinion Holdings.

On November 9, 2015, we consummated the 2015 Exchange Offers, 2015 Rights Offering and Reclassification, each as defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2015 Exchange Offers, 2015 Rights Offering and Reclassification.”

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any common stock of Affinion Holdings. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the existing holders of 5% or more of the common stock of Affinion Holdings.

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “—2017 Credit Agreement Refinancing and International Notes Redemption” and the 2017 Exchange Offers, issuance of the 2017 Notes and 2017 Warrants pursuant to the 2017 Investor Purchase Agreement (as defined below) and redemption of Affinion’s 2010 senior notes, each as defined and described under “—2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of the 2017 Notes and 2017 Warrants pursuant to the 2017 Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

On July 3, 2018, Affinion, Affinion Group, LLC, a Delaware limited liability company (the “Seller”) and indirect wholly-owned subsidiary of Affinion, and Affinion Benefits Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (“ABG”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AIS Holdco, LLC (the “Purchaser”), an entity controlled by investment funds managed by affiliates of Mill Point Capital Partners, L.P., pursuant to which the Purchaser would acquire the insurance division of the Company by acquiring the outstanding membership interests of ABG as set forth in the Purchase Agreement (the “ABG Sale”). On August 15, 2018, the Seller completed the ABG Sale pursuant to the Purchase Agreement.

On April 10, 2019, we consummated the 2019 Recapitalization, as defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

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

State Privacy Laws. In addition to federal legislation, some states are considering or have passed laws restricting the sharing of customer information. For example, the California Financial Information Privacy Act (“SB-1”) places restrictions on financial institutions’ ability to share the personal information of their California customers. We have established a privacy solution that is designed to comply with the requirements of SB-1.

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
•

The Second Payment Services Directive: commencing in September of 2019, it will require a two-factor consumer authentication based on the use of two or more elements categorized as knowledge (i.e., something only the consumer knows), possession (i.e., something only the consumer possesses), and inherence (i.e., something the consumer is) for all electronic payments which are not exempted under the directive, including for recurring payments and one-off payments with a value above the directive’s threshold;

•

Distance Selling regulation: requiring information disclosure and “cooling off periods” in contracts for goods or services (other than financial services) supplied to a consumer where the contract is made exclusively by means of distance communication;

•

Insurance Distribution Directive: requiring information disclosure and related obligations (including authorization and reporting) on entities that arrange, advise on, administer or otherwise engage in insurance intermediary activities;

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
•

Travel services regulations and Package Travel Directive: requiring licensing and bonding for travel agency and tour operators, and regulations governing the conduct of such services including contractual liability between parties, terms and conditions and resolution of disputes; and;

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

Our substantial indebtedness following the 2019 Recapitalization could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.

We continue to be a highly leveraged company following the 2019 Recapitalization. As of December 31, 2018, we had approximately $1.6 billion principal amount of outstanding indebtedness. After giving effect to the 2019 Recapitalization as if it had been consummated on December 31, 2018, we would have had approximately $1.1 billion principal amount of outstanding indebtedness. As of December 31, 2018, our estimated annual 2019 cash principal and interest payments on our debt, based on our interest rate assumptions for the year, would have been approximately $113.5 million prior to giving effect to the 2019 Recapitalization. After giving effect to the 2019 Recapitalization as if it had been consummated on December 31, 2018, our estimated annual 2019 cash principal and interest payments on our debt will be reduced to approximately $49.2 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

Our substantial indebtedness could have important consequences, including the following:

•

it may materially limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, such as marketing expenditures;

•

a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness under the Amended Credit Agreement (as defined below), and will not be available for other purposes;

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

All of the debt under Affinion’s Amended Credit Agreement is variable-rate debt, subject to a minimum LIBOR floor.

The terms of the New Notes Indenture and the Amended Credit Agreement may restrict each of Affinion’s and the Guarantors’ current and future operations, particularly their ability to respond to changes in their respective businesses or to take certain actions.

The terms of the New Notes Indenture and the Amended Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on each of Affinion and the Guarantors (as defined below), including restrictions on their ability to, among other things:

•	incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock of a restricted subsidiary;
•	pay dividends or make distributions to their respective stockholders;
•	repurchase or redeem capital stock or subordinated indebtedness;
•	make investments or acquisitions;
•	incur restrictions on the ability of certain of their respective subsidiaries to pay dividends or to make other payments to it;
•	enter into transactions with affiliates;
•	create liens;
•	merge or consolidate with other companies or transfer all or substantially all of their respective assets; and
•	prepay, redeem or repurchase debt that is junior in right of payment to the New Notes.

In addition, the Amended Credit Agreement requires Affinion to maintain a maximum senior secured leverage ratio beginning with the fiscal quarter ending September 30, 2020. As a result of these covenants, Affinion will be limited in the manner in which it conducts its business and it may be unable to engage in favorable business activities or finance future operations or capital needs without seeking waivers from the lenders.

If we fail to comply with the covenants contained in the Amended Credit Agreement, an event of default could result under the Amended Credit Agreement, and, if such event of default is not cured or waived, the lenders thereunder:

•	will not be required to lend any additional amounts to Affinion;
•

could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could proceed against the collateral securing the Amended Credit Agreement; and

•	could require Affinion to apply all of its available cash to repay these borrowings;

any of which could result in an event of default under the New Notes.

If the indebtedness under the New Notes or the Amended Credit Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt following the 2019 Recapitalization. This could intensify the risks described above.

The terms of the Amended Credit Agreement and the New Notes Indenture contain restrictions on our ability and that of any of our subsidiaries to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness.

The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “—Our substantial indebtedness following the 2019 Recapitalization could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

We may not be able to generate sufficient cash to service all of our indebtedness, including paying the New Notes at maturity, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal of the New Notes at maturity (unless they are converted into equity by the holders of the New Notes) and satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

the future availability of borrowings under the Amended Credit Agreement, the availability of which depends on, among other things, Affinion complying with the covenants in the Amended Credit Agreement.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Amended Credit Agreement or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay marketing spend and/or capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the New Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including the Amended Credit Agreement and the New Notes Indenture, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations and/or reduce or delay marketing spend and/or capital expenditures to meet our debt service and other obligations. In the case of dispositions, we may not be able to consummate them for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, none of Affinion Holdings’ equity holders have any continuing obligation to provide us with debt or equity financing.

Each of Affinion Holdings and Affinion is a holding company with no direct operations and no significant assets other than the direct and indirect ownership of their subsidiaries and all of their net revenues are earned by their direct and indirect subsidiaries. Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

Each of Affinion Holdings and Affinion is a holding company and all of their operations are conducted by their subsidiaries. Therefore, our cash flows and our ability to service indebtedness will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.

The terms of the Amended Credit Agreement and the terms of the New Notes Indenture significantly restrict Affinion Holdings’ subsidiaries from paying dividends and otherwise transferring assets to Affinion Holdings. The terms of each of those debt instruments provide Affinion and its subsidiaries with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to Affinion Holdings. The terms of any future indebtedness incurred by Affinion or any of its subsidiaries may include additional restrictions on their ability to make funds available to Affinion Holdings, which may be more restrictive than those contained in the terms of the Amended Credit Agreement and the terms of the New Notes Indenture.

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that are or will be subsidiary guarantors of the Amended Credit Agreement or the New Notes Indenture, they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We derive a substantial amount of our revenue from the customers we obtain through only a few of our clients.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our clients. In 2018, we derived approximately 43% of our net revenues from customers we obtained through the 10 largest clients of our approximately 2,900 clients.

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

For example, one of our key loyalty clients had indicated to us that they might move a significant portion of their business with us to an alternative provider beginning as early as the second quarter of 2018. On October 4, 2018, this key loyalty client transitioned approximately one-third of their existing business with us to the alternative provider. On October 26, 2018, the key loyalty client migrated substantially all of the remainder of their business with us to the alternative provider. As of the date of this Report, we have been unable to expand an existing partner relationship into additional offerings or otherwise replace the lost revenues from such key loyalty client in the near term, which has had a material adverse impact on our liquidity, results of operations and financial condition. There can be no assurance that more of our clients or any of our largest clients, who individually represent a material portion of our revenues, will not terminate their relationship with us, cease or reduce support of their loyalty program or their marketing of our programs and solutions, cease the billing of their customers or suffer a decline in their business. If other clients terminate or do not renew their relationships with us and we are required to cease providing our programs and solutions to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

We expect the declines in our Adjusted EBITDA for 2019 and in the near term will be significantly greater than those experienced in the past. We may be unable to achieve annual Adjusted EBITDA growth over the mid- to long-term future periods.

We expect that our Adjusted EBITDA for 2019 and in the near term will decline at a significantly greater rate than those experienced in the past. For example, although our Adjusted EBITDA in 2016 declined by approximately 12.5% from 2015, we anticipate that the decline of our Adjusted EBITDA in 2019 compared to 2018 will be at a significantly higher rate. We may not be able to achieve Adjusted EBITDA consistent with our 2018 results or achieve annual Adjusted EBITDA growth in the near term, if at all. In order to lessen the decline in our Adjusted EBITDA in the near term and achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns for our investments, retain key clients and expand those relationships, develop relationships with new key clients, grow our loyalty and customer engagement operations, maintain or exceed the renewal rate and profitability of our subscriber base and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. A variety of risks and uncertainties could cause our Adjusted EBITDA to continue to decline beyond 2019, including, among others, business, economic and competitive risks and uncertainties. Accordingly, we cannot assure you that we will be able to lessen the decline in our Adjusted EBITDA in the near term or achieve Adjusted EBITDA growth over the mid-to long term future periods.

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

Further, we also have experienced a loss of subscribers in our Legacy Membership and Package segment due to the regulatory issues at our financial institution clients, which have and may continue to cause such clients to cancel the membership of certain subscribers. Additionally, we expect to continue to see a net loss of customers in our global customer engagement business as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each customer rather than the size of our customer base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Such a focus on customer concentration enhances the importance of business of individual customers. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we have historically needed to replace each year and the concentration of revenues from customers of our largest individual clients, there can be no assurance that we can successfully replace business that we lose with a customer or significant client departure. In addition, even if we are successful in adding new customers or clients with a new customer base to replace lost revenues, our profitability may still decline.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative loyalty and customer engagement programs and solutions, the quality and breadth of the programs and solutions offered, competitive pricing and in-house marketing expertise. Our competitors offer programs and solutions similar to, or which compete directly with, those offered by us. These competitors include, among others, Maritz Loyalty Marketing, Blackhawk, Expedia, Bridge2Solutions, Epsilon, Experian, Equifax, TransUnion, AAA, Lifelock, Intersections, Card Protection Plan, LV8, Plebicom S.A., MobileServ Limited and Lifestyle Services Group. In addition, we could face competition if our current clients were to develop and market their own in-house programs and solutions similar to ours. Furthermore, certain of our clients (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products and solutions to their customers, the marketing and servicing of which historically were provided by us.

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
•

other businesses (including our current clients) will not themselves introduce in-house programs with greater ability to invest in new technologies and upgrades and solutions similar to those we offer.

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

We depend on various third-party suppliers, including travel and hospitality suppliers and credit content providers, to supply the programs and solutions that we market, and the quality of service they provide is not entirely within our control. If any third-party supplier were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party supplier on a timely basis or on terms as favorable to us. Additionally, if any third-party supplier suffers interruptions, delays or quality problems, it could result in negative publicity and subscriber dissatisfaction which could reduce our revenues and profitability. As we are generally obligated to continue providing our programs and solutions to our subscribers even if we lose a third-party supplier, any disruption in our program offerings could harm our reputation and result in subscriber dissatisfaction.

Furthermore, we utilize third-party suppliers to market certain of our programs and solutions on our behalf. The failure of any of our third-party suppliers to satisfy our contractual or other requirements, including the failure to comply with applicable laws or regulations, could subject us to private lawsuits or governmental investigations or proceedings, may result in our liability for damages and fines, and/or harm our reputation. If any third-party supplier marketing our programs and solutions on our behalf suffers interruptions, delays or quality problems, it could reduce our revenues and profitability.

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

Our U.S. programs and solutions are subject to extensive regulation and oversight by the FTC, the FCC, the CFPB, state attorneys general and/or other state regulatory agencies. Our programs and solutions involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the GLB, and various state laws governing consumer privacy, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB-1, SB 1386 and others. Our travel programs and solutions are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof. The gift cards that we provide to our clients, their customers and subscribers are subject to the Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and solutions and reduce our revenues and profitability.

Similarly, our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the FCA in the U.K. In addition, our European and international business, as a whole, is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing. “Distance selling” information and cancellation rules must also be followed in the EU and other international countries when we contract with consumers at a distance including via post, phone, email, text or website. In the latter case, electronic commerce rules also come into play. In the EU, these distance selling and e-commerce rules had to be implemented by each member state no later than June 13, 2014, and include requirements regarding the purchase of goods and services on the internet or by phone. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Other rules to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different member states have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

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

Some of our products require us to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by us to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulators denying our initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses we currently possess, which could severely inhibit our ability to market and/or provide these programs and solutions.

Our clients are subject to a wide variety of federal, state and foreign laws and regulations, including banking and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our clients or the failure of our clients to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution clients terminating, and may cause others in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our programs and solutions to their customers, all of which could have a material adverse impact on our business. In addition, our clients are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution clients are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and the FCA as described below. Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions. As a result, our financial institution clients may impose requirements and processes that could impede our ability to market our programs and solutions and reduce our revenues and profitability.

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

We are, or have been, involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements. For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the OCC and the CFPB, respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products). On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. commenced an arbitration proceeding against Trilegiant (as defined below) and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to the OCC and CFPB Consent Orders. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 29, 2016, the arbitrator overseeing the arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding. Both parties filed motions for reconsideration by the arbitrator of portions of the award. On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0 million due to a calculation error in the original award. On January 25, 2017, the parties agreed to a Settlement Agreement and Release (“Settlement”) that, among other things, resolved the parties’ disputes without further litigation and released the parties from claims related to the arbitration. As part of the Settlement, Affinion agreed to pay Bank of America $4.0 million, which payment was made on January 31, 2017.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and foreign regulatory agencies relating to the marketing of its membership programs and solutions and its compliance with consumer protection statutes. The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters. For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. The Company is in full compliance with the Consent Order requirements. By way of further example, in January 2015, following voluntary discussions with the FCA, Affinion International Limited (“AIL”), one of our U.K. subsidiaries, and 11 U.K. retail banks and credit card issuers, announced a proposed joint arrangement, which is allowing eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London on July 9, 2015. The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and customers affected were able to submit their claims until March 18, 2016 (and in exceptional circumstances, until September 18, 2016). As of December 31, 2018, substantially all of the compensation had been paid. Settlement or other final resolution of other such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief. For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

Certain of our marketing efforts depend, in part, on certain limited customer information being made available to us by our clients. There can be no assurance that our clients will, or will be able to, continue to provide us with the use of such customer information.

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

Since the consummation on October 17, 2005 of the 2005 Acquisition by Affinion of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the 2005 Acquisition) and Affinion International (known as Cendant International Holdings Limited prior to the consummation of the 2005 Acquisition), we have had a history of net losses and negative working capital. For the years ended December 31, 2018, 2017 and 2016, we had net income (loss) attributable to us of $302.1 million, $(25.2) million and $15.7 million, respectively. We may incur net losses in future periods. Our working capital (deficit) as of December 31, 2018 and 2017 was $1.7 million and $(42.0) million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

As part of the 2005 Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the Predecessor, a division of Cendant. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election, and certain other amortizable assets, to be up to approximately $108.0 million for 2019 and $86.0 million for 2020. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, we expect that the Company will, pursuant to Section 382 of the Internal Revenue Code, undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period) as a result of the consummation of the 2019 Exchange Offer. Thus, our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our postchange income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

There currently exists no market for our New Common Stock or New Penny Warrants. If an active trading market does not develop for our New Common Stock and/or New Penny Warrants, it may be difficult for you to sell New Common Stock and/or New Penny Warrants.

The New Common Stock issued in connection with the 2019 Exchange Offer and pursuant to the 2019 Rights Offering, and the New Penny Warrants issued in lieu thereof, are not registered under the Securities Act (as defined below). Accordingly, New Common Stock and New Penny Warrants may only be offered or sold pursuant to an exemption from the registration requirements of the Securities Act or pursuant to an effective registration statement. There is currently no established trading market for our New Common Stock or New Penny Warrants and we cannot assure you that an active trading market will develop. As a result, you may not be able to sell your New Common Stock or New Penny Warrants at its fair market value or at all. Future trading prices of our New Common Stock and New Penny Warrants will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. The liquidity of any market for our New Common Stock will depend upon various factors, including:

•	the number of holders of New Common Stock, as applicable;
•	the interest of securities dealers in making a market for New Common Stock;
•	the overall market for similar classes of securities;
•	our financial performance or prospects; and
•	the performance and prospects for companies in our industry generally.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of New Common Stock, even if permitted to do so.

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

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our data center operations are spread across various locations in the United States as well as various international locations. The table below lists all of our facilities as of December 31, 2018, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
Boise, ID	Vacant
Chicago, IL	Sales and Marketing
Eden Prairie, MN	Connexions Operations and Software Development
Franklin, TN	Administration
Glen Allen, VA	Connexions Headquarters
Plano, TX	Software Development
San Carlos, CA	Vacant
St. Louis, MO	Call Center
Trumbull, CT	Vacant
Tulsa, OK (2 sites)	Call Center
Westerville, OH	Call Center and Gift Card Fulfillment

Location	Function
International Facilities
Slough, United Kingdom	Global Customer Engagement Headquarters, Administration, Operations, Sales and Marketing
Amsterdam, Holland	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Hamburg, Germany	Sales, Marketing and Call Center
Helsinki, Finland	Sales and Marketing
Hong Kong, China	Connexions, Sales and Marketing
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Administration, Sales and Marketing
Kettering, United Kingdom	Administration, Sales and Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Manila, Philippines (2 sites)	Call Centers
Mexico City, Mexico	Sales and Marketing
Milan, Italy	Sales
Nyon, Switzerland	Administration, Sales and Marketing
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales, Marketing and Call Center
Portsmouth, United Kingdom	Administration, Operations, Sales, Print and Call Center
Pune, India	Software Development
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2018, 2017 and 2016 was $15.3 million, $15.6 million and $15.3 million, respectively.

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

On August 27, 2010, a former member of Webloyalty’s membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The plaintiff alleged that Webloyalty’s enrollment of the plaintiff using debit card information obtained from a third party via data pass, and not directly from the plaintiff, was deceptive. The plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the Electronic Communications Privacy Act (“ECPA”), and the Connecticut Unfair Trade Practices Act (“CUTPA”) as well as other common law claims. On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice. The plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 20, 2016, the Second Circuit affirmed the Connecticut District Court’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT. The defendants have answered the remaining counts of the complaint and denied any liability. The defendants have also filed a motion for judgment on the pleadings on the plaintiff’s CUTPA claim, and for summary judgment on his EFT claim. On October 26, 2018, the Connecticut District Court entered summary judgment for defendants on the EFT claim, declined to exercise supplemental jurisdiction over the CUTPA claim, and dismissed the CUTPA claim without prejudice. The Connecticut District Court also directed the clerk to close the file. On December 6, 2018, the plaintiff noticed an appeal to the Second Circuit.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”). After filing several amended complaints, the plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law. The plaintiff did so on behalf of a purported nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008. On June 22, 2015, the District Court of S.C. entered judgment dismissing the plaintiff’s federal claims with prejudice, and his state claims without prejudice. The plaintiff appealed that judgment to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On March 28, 2017, the Ninth Circuit affirmed the dismissal of the plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the plaintiff’s claims under the EFT, CBPC, and CUTPA. On September 5, 2017, the plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit. Webloyalty has answered the complaint and denied all liability. On June 29, 2018, the plaintiff moved for class certification on his claims for violation of the EFT on behalf of a nationwide class, and on his claims for conversion, and violation of CBPC on behalf of a California class. On March 15, 2019, the court denied that motion. The action remains pending, but as an individual action on behalf of a single plaintiff and not on behalf of a class.

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

On August 18, 2016, Lion 2004 Receivables Trust (“Lion”) filed a complaint in the United States District Court for the State of Delaware (the “District Court of Delaware”) against Long Term Preferred Care, Inc. (“LTPC”), a company that used to be a subsidiary of Affinion Benefits Group, LLC (“ABG”). In the complaint, Lion alleged that LTPC made certain inaccurate representations and warranties in connection with a Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion sought indemnification and damages, among other things. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended that the District Court of Delaware deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint. Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 17—Related Party Transactions in the audited consolidated financial statements included elsewhere herein) have agreed to indemnify ABG for any liability relating to this matter. The matter was settled on March 28, 2019 and LTPC was fully indemnified.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, ABG, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the OCC to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Pennsylvania Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims. On June 19, 2017, the defendants filed their answer. Discovery is ongoing.

On November 19, 2018, Hartford Life and Accident Insurance Company (“Hartford”) served Franklin Madison Group, formerly ABG (“Franklin Madison”), with a complaint in Superior Court for the Judicial District of Hartford, Connecticut. The complaint alleges breach of contract arising out of a May 24, 2004 Administrative Services Agreement and Contingent Commission Agreement (the “Hartford Matter”). Pursuant to the 2018 Membership Interest Purchase Agreement in connection with the sale of ABG, the Company agreed to assume the defense and indemnify the purchaser for the Hartford Matter. The case has been moved to the complex litigation docket and discovery is underway.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and as of December 31, 2018 we have accrued $4.6 million for certain asserted claims, including claims for which no litigation has been commenced.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings.

During the year ended December 31, 2017, a charge of $23.2 million was recorded relating to a cyber theft. An insurance claim related to this cyber theft is currently being pursued with the Company’s carriers and we expect a recovery in a future period which will be recorded when realizable.

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

There is no established trading market for our New Common Stock that was issued on April 10, 2019. On June 6, 2016, our Existing Common Stock was approved for quotation on the OTCQX, the top tier of the three markets that comprise OTC Link LLC, an electronic inter-dealer quotation system that displays quotes, last sale prices and volume information in exchange-listed securities, over-the-counter equity securities, foreign equity securities and certain corporate debt securities. We delisted our Existing Common Stock from the OTCQX on April 10, 2019 and intend to terminate the registration under Section 12(g) of the Exchange Act of the Existing Common Stock promptly following the filing of this Report. Upon consummation of the 2019 Recapitalization on April 10, 2019, the Existing Common Stock, the Class C Common Stock and the Class D Common Stock were cancelled. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein. As of April 10, 2019, following the Merger (as defined below), Affinion Holdings had outstanding (i) 725,678 shares of New Common Stock, par value $0.000001 per share and (ii) New Penny Warrants to purchase 10,522,940 shares of New Common Stock. Such shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold absent registration or pursuant to an exemption therefrom. Affinion Holdings has entered into the New Registration Rights Agreement (as defined below), pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of New Common Stock that are held or acquired by them. For a description of the New Registration Rights Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—New Registration Rights Agreement.” As of April 10, 2019 there were 18 holders of record of our New Common Stock.

Dividends

During 2018, 2017 and 2016, we made no cash distributions to our shareholders, and we do not currently plan to make any cash distributions to our shareholders in the foreseeable future. We are a holding company and have no direct operations and no significant assets other than ownership of 100% of the stock of Affinion. Any declaration and payment of any future dividends will be at the sole discretion of the Company’s Board of Directors (the “Board” or “Board of Directors”) after taking into account various factors, including legal requirements, contractual restrictions contained in our equity-related documents, Affinion’s ability to make payments to us, our financial condition, operating results, free cash flow, available cash and current and anticipated cash needs. The terms of Affinion’s Amended Credit Agreement and the New Notes Indenture significantly restrict Affinion and its subsidiaries from paying dividends and otherwise transferring assets to us, which significantly limits our ability to pay dividends on our Common Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

None during the period covered by this Report. See “Item 9B. Other Information” for sales that occurred after the date of this Report in connection with the 2019 Recapitalization.

Issuer Purchases of Equity Securities

None during the period covered by this Report. See “Item 9B. Other Information” for sales that occurred after the date of this Report in connection with the 2019 Recapitalization.

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

The consolidated balance sheet data of Affinion Holdings as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive income (loss) data of Affinion Holdings for each of the three years in the period ended December 31, 2018 are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Consolidated Statement of Comprehensive Income (Loss) Data:
Net revenues	$699.8	$724.1	$742.0	$938.5	$1,017.0
Income (loss) from continuing operations	59.5	66.3	57.3	(29.9)	(279.2)
Net income (loss) attributable to Affinion Group Holdings, Inc. (1) (2)	302.1	(25.2)	15.7	135.3	(428.7)
Earnings (loss) per share attributable to holders of Common Stock (1) (2)
Basic earnings (loss) per share from continuing operations	$(10.69)	$(3.92)	$(2.26)	$91.95	$—
Diluted earnings (loss) per share from continuing operations	$(10.69)	$(3.92)	$(2.26)	$91.95	$—
Earnings (loss) per share attributable to holders of Class A and Class B Stock
Basic earnings (loss) per share from continuing operations	$—	$—	$—	$(0.20)	$(5.14)
Diluted earnings (loss) per share from continuing operations	$—	$—	$—	$(0.13)	$(5.14)
Cash distributions to common shareholders	$—	$—	$—	$—	$—
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$84.7	$39.5	$37.3	$55.2	$31.9
Working capital (deficit)	1.7	(42.0)	(69.9)	(87.3)	(192.2)
Total assets	682.0	766.9	738.9	804.3	1,019.6
Total debt	1,573.0	1,901.2	1,863.6	1,894.6	2,272.7

(1)	A gain on sale of business, net of tax of $443.0 million, or $32.51 per share attributable to common stockholders was recorded in 2018 related to the ABG Sale (as defined below).
(2)	An income tax benefit of $25.5 million, or $2.14 per share attributable to common stockholders was recorded in 2017 related to the impact of the TCJA (as defined below).
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2018 to 2017 and December 31, 2017 to 2016. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2018, 2017 and 2016, and our financial condition as of December 31, 2018, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2—Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere herein.

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

The Company had a domestic insurance business that served as a leading third-party agent, administrator and marketer of certain accident and life insurance solutions. As discussed further in Note 4—Discontinued Operations in the audited consolidated financial statements included elsewhere herein, we completed the sale of the domestic insurance business, which comprised substantially all of our Insurance Solutions operating segment, on August 15, 2018. The divestiture of the domestic insurance business marked an additional step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

Global Reorganization

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings. In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects. We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions. The implementation of the Global Reorganization and divestiture of the domestic insurance business marked major steps in our strategic plan and ongoing transformation into a pure-play loyalty solutions company.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

We are a leading loyalty and customer engagement solutions company with value-added programs and services with a network of approximately 2,900 clients as of December 31, 2018, approximately 44.3 million subscribers and end-customers enrolled in our customer engagement and insurance programs worldwide and approximately 24.4 million customers who received credit or debit card enhancement services and loyalty points-based management and redemption services as of December 31, 2018. We believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2018, we offered 13 core products and services with 210 unique benefits and supported more than 4,100 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any direct marketing channel, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We compete for significant portfolios of large clients with needs that are suited to scalable servicing and that demand superior customer service and offerings for a material portion of their business. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. Consumer banking is a highly regulated industry, with various federal, state and international authorities governing various aspects of the marketing and servicing of the products we offer through our financial institution partners.

For instance, Dodd-Frank mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the CFPB which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution clients which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution clients to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our clients have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution clients have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to subscribers, or require changes to our programs or solutions to subscribers that could also have a material adverse effect on our business.

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

In 2005, the Company was acquired by investment funds affiliated with Apollo Global Management, LLC through the consummation of the Apollo Transactions (as defined in “—The Apollo Transactions”).

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

On May 10, 2017, we consummated the Credit Agreement Refinancing and International Notes Redemption, each as defined and described under “—2017 Credit Agreement Refinancing and International Notes Redemption” and the 2017 Exchange Offers, issuance of the 2017 Notes and 2017 Warrants pursuant to the 2017 Investor Purchase Agreement and redemption of Affinion’s 2010 senior notes, each as defined and described under “—2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes.” On July 17, 2017, we consummated the issuance of the 2017 Notes and 2017 Warrants pursuant to the 2017 Investor Purchase Agreement and redemption of the Investments senior subordinated notes and Affinion Holdings’ 2013 senior notes.

On July 3, 2018, Affinion, Affinion Group, LLC, a Delaware limited liability company (the “Seller”) and indirect wholly-owned subsidiary of Affinion, and Affinion Benefits Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (“ABG”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AIS Holdco, LLC (the “Purchaser”), an entity controlled by investment funds managed by affiliates of Mill Point Capital Partners, L.P., pursuant to which the Purchaser would acquire the insurance division of the Company by acquiring the outstanding membership interests of ABG as set forth in the Purchase Agreement (the “ABG Sale”). On August 15, 2018, the Seller completed the ABG Sale pursuant to the Purchase Agreement.

On April 10, 2019, we consummated the 2019 Recapitalization, as defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

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

Upon consummation of the 2015 Exchange Offers, the 2015 Consent Solicitations (as defined below) and the 2015 Rights Offering, Affinion Holdings effected a reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. All of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants (the “Series A Warrants”)), consisting of 84,842,535 outstanding shares  of Class A Common Stock and 45,003,196 shares of Class A Common Stock underlying the Series A Warrants, was converted into (i) 490,083 shares of Affinion Holdings’ Class C Common Stock, that upon conversion represented 5% of the outstanding shares of Common Stock on a fully diluted basis, and (ii) 515,877 shares of Affinion Holdings’ Class D Common Stock, that upon conversion represented 5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In connection with the Reclassification, (i) the Apollo Funds received 218,002 shares of Class C Common Stock and 229,476 shares of Class D Common Stock, or 4.7% of the outstanding Common Stock on a  beneficial ownership basis after giving effect to the conversion of the Class C/D  Common Stock held by the Apollo Funds, and (ii) General Atlantic received 65,945 shares of Class C Common Stock and 69,415 shares of Class D Common Stock, or 1.5% of the outstanding Common Stock on a beneficial ownership basis after giving effect to the conversion of the Class C/D Common Stock held by General Atlantic.

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

2017 Credit Agreement Refinancing and International Notes Redemption

On May 10, 2017, Affinion entered into a new credit facility (as amended, the “Existing Credit Agreement”) having a five year maturity with a lender, pursuant to which the lender provided term loans in an aggregate principal amount equal to approximately $1.3 billion and committed to provide revolving loans in an aggregate principal amount at any one time outstanding not to exceed $110.0 million, decreasing to $80.0 million on May 10, 2018. The term loans provide for quarterly amortization payments totaling (i) for the first two years after May 10, 2017, 1% per annum, (ii) for the third year after May 10, 2017, 2.5% per annum, and (iii) for each year thereafter, 5% per annum, in each case, payable quarterly, with the balance due upon the final maturity date, subject in each case, to reduction of such amortization payments for certain prepayments. The Existing Credit Agreement also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined in the Existing Credit Agreement), if any, and the proceeds from certain specified transactions.

The proceeds of the term loans under the Existing Credit Agreement were used by Affinion to refinance its credit facility, which was amended and restated in May 2014, to redeem in full the International Notes, to pay transaction fees and expenses and for general corporate purposes.

On November 30, 2017, Affinion entered into the First Amendment to the Existing Credit Agreement, pursuant to which the parties (i) revised the Existing Credit Agreement in order for certain of the lenders under the revolving facility established thereunder to act as issuing banks in respect of letters of credit and as swingline lenders, (ii) modified certain provisions relating to the mechanics surrounding letters of credit and swingline loans, and (iii) set aggregate sub-limits for both letter of credit commitments and swingline commitments at $20.0 million.

On May 4, 2018, Affinion, as borrower, entered into the Second Amendment to the Existing Credit Agreement, pursuant to which Affinion amended the Existing Credit Agreement. Pursuant to the Second Amendment, the parties revised the Existing Credit Agreement in order to modify the date upon which the aggregate Revolving Facility Commitment is reduced from $110.0 million to $80.0 million. As a result of the Second Amendment, the date of such reduction was not to occur until August 10, 2018.

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the Existing Credit Agreement, pursuant to which Affinion amended the Existing Credit Agreement. Pursuant to the Third Amendment, the parties revised the Existing Credit Agreement in order to (i) allow the Total Secured Leverage Ratio, for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the ABG Sale, to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110.0 million to $80.0 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50.0 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the Existing Credit Agreement, (vi) revise certain addbacks and Pro Forma Basis adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and/or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

In addition to quarterly amortization payments, the Existing Credit Agreement required mandatory prepayments under certain conditions. First, a prepayment may be required based on excess cash flows as defined in the Existing Credit Agreement. For this purpose, excess cash flow for any annual accounting period is defined as Affinion’s Adjusted EBITDA reduced by debt service, increases to working capital, capital expenditures and business acquisitions net of external funding and certain other uses of cash. Increases to excess cash flow include decreases to working capital and certain other receipts of cash. If the excess cash flow calculation for any annual accounting period is positive, a prepayment of the term loan facility in an amount equal to a percentage of the excess cash flow may be required. Such percentage is determined based upon the senior secured leverage ratio as of the end of the applicable annual accounting period. Second, a prepayment may be required with the net proceeds of certain asset sales. However, certain of such net proceeds will not be required to be applied to prepay the Existing Credit Agreement if they are applied to acquire, maintain, develop, construct, improve or repair assets useful in our business or to make acquisitions or other permitted investments within 12 months.

On May 10, 2017, Affinion International Holdings Limited (“Affinion International”) (i) elected to redeem all of its outstanding $118.5 million aggregate principal amount of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) on June 9, 2017 at a redemption price of 100% of the principal amount of the International Notes, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from borrowings under the Existing Credit Agreement to effect such redemption with the trustee under the indenture governing the International Notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing the International Notes. The International Notes were originally issued by Affinion International on November 9, 2015 in an original principal amount of $110.0 million and bore interest at 7.5% per annum, of which 3.5% per annum was payable in cash and 4.0% per annum was payable in kind; provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely in kind. Interest on the International Notes was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes Redemption was consummated on June 9, 2017.

2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “2017 Notes”) and new warrants (the “2017 Warrants”) to acquire shares of Existing Common Stock or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 2013 senior notes for (i) 2017 Notes and 2017 Warrants or (ii) cash; and (c) Affinion Investments completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “2017 Exchange Offers”) Affinion Investments’ senior subordinated notes (the Investments senior subordinated notes together with Affinion’s 2010 senior notes and Affinion Holdings’ 2013 senior notes, the “Existing Notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash. Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Existing Common Stock or (B) $930 in cash. Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Existing Common Stock or (B) $700 in cash. Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Existing Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of the 2017 Notes, 2017 Warrants to purchase 1,103,203 shares of Existing Common Stock and approximately $0.4 million in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of the 2017 Notes and 2017 Warrants to purchase 985,438 shares of Existing Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued and unpaid interest were exchanged by a related party for approximately $4.7 million of the 2017 Notes and 2017 Warrants to purchase 18,539 shares of Existing Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of the 2017 Notes, 2017 Warrants to purchase 51,005 shares of Existing Common Stock and approximately $912 in cash, including $12.2 million of Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of the 2017 Notes and 2017 Warrants to purchase 49,894 shares of Existing Common Stock. Affinion used the proceeds of the 2017 Notes issued pursuant to the 2017 Investor Purchase Agreement to pay the cash tender consideration to participating holders in the 2017 Exchange Offers.

Previously, in connection with the 2017 Exchange Offers, on March 31, 2017, affiliates of Elliott Management Corporation (“Elliott”), Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Metro SPV LLC, an affiliate of ICG Strategic Equity Advisors LLC (“Metro SPV”) (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the 2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “2017 Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase 2017 Notes and 2017 Warrants in an aggregate principal amount sufficient to pay all holders that participate in the 2017 Exchange Offers and elect to receive cash (the “Initial Investment”). Further, pursuant to the 2017 Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments senior subordinated notes not tendered in the 2017 Exchange Offers (the “Follow-On Investment” and, together with the Initial Investment, the “Investment”), the Company could obligate the Investors to purchase an aggregate principal amount of the 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the 2017 Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the 2017 Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of the 2017 Notes and the same number of 2017 Warrants that such principal amount of the 2017 Notes would have been issued as part of the 2017 Exchange Offers, as described in more detail in Note 10—Long-Term Debt in the audited consolidated financial statements included elsewhere herein.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the AGI Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the 2017 Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes, and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of the 2017 Notes and Affinion Holdings issued 2017 Warrants to purchase 3,974,581 shares of Existing Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 1,172,747 shares of Existing Common Stock were issued to participating holders (including the Investors) in the 2017 Exchange Offers, including $262.8 million of the 2017 Notes and 2017 Warrants to purchase 1,053,871 shares of Existing Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Existing Common Stock were issued, including all of the 2017 Notes and 2017 Warrants to purchase 2,791,475 shares of Existing Common Stock issued to the Investors, all of whom are related parties, pursuant to the 2017 Investor Purchase Agreement to fund the cash consideration payable in the 2017 Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the 2017 Investor Purchase Agreement. The 2017 Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Existing Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement (other than the 2017 Warrants issued as part of the funding premium) that are triggered by the issuance of 2017 Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum.

On July 17, 2017, pursuant to the 2017 Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of the 2017 Notes to the Investors and Affinion Holdings issued 2017 Warrants to the Investors. Pursuant to the 2017 Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the 2017 Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of the 2017 Notes that Affinion issued on May 10, 2017.

In connection with the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the 2017 Warrants in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement, Affinion Holdings offered (the “2017 Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement)  of  2017 Warrants at an exercise price of $0.01 per 2017 Warrant pursuant to the 2017 Pre-Emptive Rights Offer. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Existing Common Stock to participants in the 2017 Pre-Emptive Rights Offer.

The consummation of the 2017 Exchange Offers resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code. This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes to offset our post-change income. Similar rules and limitations may apply for state tax purposes as well.

2018 Financing Transactions and the Second Lien Commitment Letter

On November 14, 2018, Affinion, as borrower, entered into the Fourth Amendment to the Existing Credit Agreement (the “Fourth Amendment”). The Fourth Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Required Lenders (as defined in the Existing Credit Agreement), and for purposes of certain provisions contained therein, each other Loan Party party thereto, including Affinion Holdings, as guarantor.

Pursuant to the Fourth Amendment, the parties amended the Existing Credit Agreement, to among other things, (x) permit the immediate release of $45.0 million of the $50.0 million of the proceeds from the ABG Sale, (i) $32.0 million of which is able to be used by Affinion for working capital needs and/or to make an investment in one or more businesses, or capital expenditures or assets and (ii) $13.0 million of which will immediately be used to prepay outstanding term loans under the Existing Credit Agreement, together with the required premium in an amount equal to 3.00% of the aggregate principal amount being so prepaid and (y) to modify certain provisions in the Existing Credit Agreement in order to permit  the Second Lien Facility Financing (as defined below), which will be secured on a second lien basis on the same collateral that secures the Existing Credit Agreement. In addition, the Fourth Amendment (i) authorizes the administrative agent under the Existing Credit Agreement to enter into an intercreditor agreement with respect to the Second Lien Facility Financing, (ii) provides that the prepayment or repayment of the next approximately $31.0 million in principal amount of term loans, other than regularly scheduled amortization payments, shall be accompanied by a prepayment premium equal to the greater of 3% and the prepayment premium that would otherwise have been payable in connection with such prepayment or repayment, and (iii) makes modifications to certain of the restrictive covenants contained in the Existing Credit Agreement.

The Fourth Amendment was conditioned upon, among other things, receipt of the Second Lien Commitment Letter (as defined below). We refer to the entry into the Fourth Amendment, the receipt of the Second Lien Commitment Letter and the transactions contemplated thereby as the “2018 Financing Transactions.”

On November 14, 2018, Metro SPV, Elliott, Empyrean and Jefferies LLC (“Jefferies,” with Metro SPV, Elliott, Empyrean and Jefferies collectively, the “Second Lien Commitment Parties”) delivered a commitment letter (the “Second Lien Commitment Letter”) to Affinion and Affinion Holdings. Pursuant to the Second Lien Commitment Letter, the Second Lien Commitment Parties have committed to provide revolving loans to Affinion under a revolving credit facility (the “Second Lien Facility”) in the original principal amount of approximately $20.5 million (the “Commitment Financing”), which amount may be increased, on or before June 30, 2019 at the option of Affinion and subject to the consent of the Second Lien Commitment Parties, by an amount of up to approximately $17.0 million (the “Incremental Financing” and, together with the Commitment Financing, the “Second Lien Facility Financing”), subject to the terms and conditions set forth in the Second Lien Commitment Letter. Pursuant to the Second Lien Commitment Letter, on the closing date of the Second Lien Facility  the Second Lien Commitment Parties will be paid an upfront closing fee in an amount equal to 12% of the amount of the Commitment Financing (which at Affinion’s option, may be paid in the form of original issue discount). The Second Lien Commitment Parties will also be entitled to be paid the closing fee upon an Incremental Financing if consummated within a certain time period.

Certain of the Second Lien Commitment Parties owned more than 5.0% of the outstanding common stock of Affinion Holdings. Accordingly, as a condition to Affinion and Affinion Holdings entering into the Second Lien Facility and other documents relating to the Second Lien Facility, such transactions with 5.0% or more holders of common stock must be approved by holders of at least 66-2/3% of the outstanding common stock of Affinion Holdings pursuant to the terms of the shareholders agreement between Affinion Holdings and the stockholders party thereto, dated as of November 9, 2015, as amended (the “Shareholders Agreement”). On November 14, 2018, in connection with the Second Lien Commitment Letter, certain stockholders representing greater than 66-2/3% of Affinion Holdings’ common stock had delivered a written consent (the “November 2018 Supermajority Stockholder Consent”) approving the transactions contemplated by the Second Lien Commitment Letter. Pursuant to Regulation 14C under the Exchange Act and Section 228(e) of the Delaware General Corporation Law, on November 26, 2018, Affinion Holdings filed a definitive information statement on Schedule 14C (the “Information Statement”) to provide notice of the entry into the November 2018 Supermajority Stockholder Consent.

Pursuant to the Second Lien Credit Facility Commitment Letter, if funded, the Second Lien Facility will be secured on a second lien basis on the same collateral that secures the Existing Credit Agreement and will be guaranteed by Affinion Holdings and each subsidiary of Affinion that guarantees the Existing Credit Agreement. The Second Lien Facility will mature 91 days after the maturity date of the Existing Credit Agreement, but prior to the maturity of the 2017 Notes. The Second Lien Facility will contain substantially the same representations and warranties, covenants and events of default as those in the Existing Credit Agreement, subject to certain exceptions. Interest will be payable on the Second Lien Facility at the rate of 12.00% per annum payable in kind. Each of the Second

Lien Commitment Parties have agreed to provide the Second Lien Facility contemplated by the Second Lien Credit Facility Commitment; provided that, the Second Lien Commitment Parties have agreed that upon consummation of the 2019 Rights Offering, the Second Lien Commitment Parties will be entitled to (i) a repayment in cash equal to the actual amount funded in cash by such Second Lien Commitment Party under the Second Lien Facility, the amount of all interest actually paid in kind, accrued and unpaid interest, and the amount of all customary indemnity and expense reimbursement obligations due under the documentation for the Second Lien Facility, (ii) a repayment of amounts equal to the Closing Fee (as defined in the Second Lien Commitment Letter) in the form of New Notes (as defined below), (iii) a repayment of amounts equal to the Early Termination Fee (as defined in the Second Lien Commitment Letter) in the form of New Notes and (iv) the payment of any other fees, premiums or amounts (if any) owing to the Second Lien Commitment Parties under the  Second Lien Facility in the form of New Notes (the repayment provisions specified in clauses (i) – (iv) collectively referred to as the “Satisfaction and Discharge”).

The Company had the right, but not the obligation, to enter into the Second Lien Facility prior to the closing of the 2019 Recapitalization. The Company did not exercise such right and accordingly did not enter into the Second Lien Facility.

2019 Recapitalization

On March 4, 2019, noteholders of Affinion’s outstanding 2017 Notes, which collectively held, as of such date, approximately $647 million (95%) aggregate principal amount of the outstanding 2017 Notes (“Consenting Noteholders”), and the lenders holding approximately $904 million (96%) aggregate principal amount of the outstanding term loans and revolving loans under the Existing Credit Agreement (as defined below) (the “Consenting Lenders” and together, with the Consenting Noteholders and the Second Lien Commitment Parties, the “Consenting Stakeholders”) entered into an amended and restated support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and certain other subsidiaries of the Company. Among other things, the Support Agreement contemplated (i) a private offer to exchange (the “2019 Exchange Offer”) outstanding 2017 Notes for shares of Affinion Holdings’ Class M common stock, par value $0.01 per share (“Class M Common Stock”), which shares of Class M Common Stock were converted immediately following the consummation of the 2019 Exchange Offer as a result of the Merger (as described below) into shares of common stock (“New Common Stock”), par value $0.000001 per share, of Affinion Holdings as the surviving entity, (ii) entry into the Amended Credit Agreement, (iii) a rights offering (the “2019 Rights Offering”) giving tendering holders of the 2017 Notes and certain holders of Existing Common Stock the right to purchase an aggregate principal amount of $300.0 million of Affinion’s new Senior PIK Notes due 2024 (the “New Notes”) for an aggregate cash purchase price of $300.0 million and (iv) the Second Lien Commitment Parties agreed to waive certain conditions and requirements under the Second Lien Commitment Letter and agreed to amend terms relating to the repayment of amounts outstanding under the Second Lien Facility and related fees, if funded, as set forth in the Support Agreement (collectively, the “2019 Recapitalization”). Pursuant to the Support Agreement, each of the Consenting Noteholders agreed to tender its 2017 Notes in the 2019 Exchange Offer in exchange for the Class M Common Stock, New Penny Warrants, as applicable, and the right to participate in its pro rata share of the 2019 Rights Offering.

On April 10, 2019, Affinion Holdings completed the 2019 Recapitalization. To the extent that the issuance of New Common Stock to any investor or group of investors (whether as a result of participation in the 2019 Exchange Offer, the Pre-Emptive Rights Offer or pursuant to the Investor Purchase Agreement (as defined below)) would require the consent of, or notice to, any governmental authority (including the U.K. Financial Conduct Authority), and such consent or notice has not been obtained or delivered prior to the settlement of the 2019 Exchange Offer, new penny warrants (“New Penny Warrants”) were issued in lieu of shares of New Common Stock. Pursuant to the 2019 Exchange Offer, approximately $670.8 million of the 2017 Notes were exchanged for 725,678 shares of New Common Stock and 10,522,940 New Penny Warrants. Upon closing of the 2019 Exchange Offer, there remained outstanding approximately $10.7 million aggregate principal amount of the 2017 Notes. Previously, on March 20, 2019, Affinion entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”) between Affinion and Wilmington Trust, National Association, as trustee (the “2017 Notes Trustee”), to the indenture, dated as of May 10, 2017 (the “2017 Notes Indenture”), among Affinion, the subsidiary guarantors named therein and the 2017 Notes Trustee, relating to the 2017 Notes. The Supplemental Indenture, which became operative on April 10, 2019, amended the 2017 Notes Indenture by (a) eliminating substantially all of the restrictive covenants, (b) making amendments to certain existing terms and (c) eliminating certain events of default and related provisions contained in the 2017 Notes Indenture.

As part of the 2019 Recapitalization, Affinion Holdings and Affinion jointly conducted the 2019 Rights Offering. The 2019 Rights Offering was for an aggregate principal amount of $300.0 million of New Notes. In connection with the 2019 Rights Offering, affiliates of Elliott Management Corporation (“Elliott”), Metro SPV LLC, an affiliate of ICG Strategic Equity Advisors LLC (“Metro SPV”), Mudrick Capital Management, LP (“Mudrick”), affiliates of Empyrean Capital Partners, L.P. (“Empyrean”) and Corbin Capital Partners, L.P. (collectively, in such capacity, the “Financing Parties”) entered into the amended and restated investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings and Affinion, whereby the Financing Parties (or affiliates of the Financing Parties) agreed to purchase from Affinion an aggregate principal amount of New Notes that were unpurchased in the 2019 Rights Offering. On the closing of the 2019 Exchange Offer, the Company paid the Financing Parties, in accordance with the terms of the Investor Purchase Agreement, a financing premium of (i) $57.0 million in aggregate principal amount of New Notes and (ii) New Common Stock equal to 12.5% of the outstanding New Common Stock, after giving effect to the 2019 Exchange Offer, the Merger, the 2019 Pre-Emptive Rights Offer and the payment of such financing premium (but before giving effect to any dilution from a new management incentive plan (the “New MIP”) and the New Investor Warrants). Pursuant to the 2019 Rights Offering and the Investor Purchase Agreement, Affinion received gross cash proceeds of $300.0 million in exchange for $300.0 million aggregate principal amount of New Notes.

In connection with the consummation of the 2019 Recapitalization, on April 10, 2019, we entered into certain amendments to the Existing Credit Agreement to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement.

In connection with the 2019 Exchange Offer, on February 28, 2019, the holders of 66-2/3% of the issued and outstanding warrants (the “2017 Warrants”) to purchase common stock, par value $0.01 per share, of Affinion Holdings (the “Existing Common Stock”), issued pursuant to that certain Warrant Agreement, dated as of May 10, 2017, by and between Affinion Holdings and American Stock Transfer & Trust Company, LLC, as transfer agent (the “2017 Warrant Agreement”), consented to an amendment to the 2017 Warrant Agreement as a result of which the 2017 Warrants, if unexercised, were mandatorily cashlessly exercised immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger (as defined below). Certain Consenting Stakeholders exercised their warrants using full physical settlement, subject to, and effective immediately following, the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger. In addition, Metro SPV exercised for cash its Limited Warrant effective immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger.

Immediately following the consummation of the 2019 Exchange Offer and the exercises of the 2017 Warrants and the Limited Warrant, AGHI Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Affinion Holdings (“Merger Sub”), merged with and into Affinion Holdings with Affinion Holdings as the surviving entity (the “Merger”). The Merger was approved by the board of directors and stockholders of each of Affinion Holdings and Merger Sub. As a result of the Merger, (i) each holder of Class C Common Stock, par value $0.01 per share, of Affinion Holdings or Class D Common Stock, par value $0.01 per share, of Affinion Holdings (the “Class C/D Common Stock”) received for each share of Class C/D Common Stock cash equal to $0.01 per share of Class C/D Common Stock held thereby, (ii) each holder of Existing Common Stock, including as a result of the exercise of 2017 Warrants and the Limited Warrant as described above, received for each share of Existing Common Stock 0.089809 New Investor Warrants to be issued by Affinion Holdings (the “New Investor Warrants”) and (iii) each holder of Class M Common Stock received for each share of Class M Common Stock one share of New Common Stock of the surviving entity. In connection with the issuance of the Class M Common Stock, the Company and its stockholders approved amendments to Affinion Holdings’ Fourth Amended and Restated Certificate of Incorporation to create a new class of common stock, designated as “Class M Common Stock,” having par value $0.01 per share (the “Charter Amendment”) and Fourth Amended and Restated By-laws (the “By-laws”) to make them consistent with provisions of the Charter Amendment (the “By-laws Amendment”).

Pursuant to the Investor Warrant Agreement, dated as of April 10, 2019, by and between Affinion Holdings and American Stock Transfer & Trust Company, LLC, as warrant agent (the “New Investor Warrant Agreement”), each New Investor Warrant is exercisable for one share of New Common Stock at any time, subject to required regulatory approval and filings applicable to the holder of a New Investor Warrant. In order to exercise its New Investor Warrant, a holder of New Investor Warrants will need to submit an exercise notice to Affinion Holdings, together with the exercise price equal of $67.12 per share. The New Investor Warrants will be immediately exercisable upon issuance at the option of the holders thereof, and will be mandatorily redeemable by Affinion Holdings on the fifth year anniversary of the initial issuance thereof, for $0.01 per share. New Investor Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority. The New Investor Warrants will not be entitled to participate in dividends on New Common Stock but instead will benefit from customary anti-dilution protections that result in an adjustment of the conversion price when and if dividends, distributions or stock buy-backs are effected. In addition to the anti-dilution adjustments to exercise price in the event of dividends and distributions declared and paid on New Common Stock, the New Investor Warrant has limited and customary anti-dilution adjustments for stock dividends, splits, reverse-splits, reclassifications, reorganizations and similar transformative transactions that alter, amend or modify the New Common Stock.

Upon exercise of New Investor Warrants, such holders will be required to execute joinders to the New Stockholders Agreement (as defined below).

The consummation of the 2019 Recapitalization resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code. This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes.

The Company is evaluating the accounting for the 2019 Recapitalization, including the treatment of debt issuance costs, for which there will be significant charges that impact future periods.

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

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Global Loyalty
Gross Transactional Sales Volume (1)	$537,561	$816,406	$3,251,168	$3,216,680	$2,116,670
Gross Transactional Sales Volume per Transaction (1)	$142.14	$188.87	$241.37	$230.16	$133.92
Total Transactions	3,782	4,323	13,470	13,976	15,805
Global Customer Engagement
Average Subscribers (2)	2,451	2,431	2,414	2,459	2,627
Annualized Net Revenue per Average Subscriber (3)	$104.96	$103.68	$108.44	$104.19	$103.21
Engagement Solutions Platform Revenue	$24,630	$28,393	$99,591	$103,977	$117,962
Legacy Membership and Package
Average Legacy Members (2)	677	847	730	1,070	1,599
Annualized Net Revenue per Legacy Member (3)	$103.81	$109.56	$104.72	$107.12	$100.16

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

(2)

Average Subscribers and Average Legacy Members for the period are all calculated by determining the average subscribers or members, as applicable, for each month in the period (adding the number of subscribers or members, as applicable, at the beginning of the month with the number of subscribers or members, as applicable, at the end of the month and dividing that total by two) and then averaging that result for the period. A subscriber’s or member’s, as applicable, account is added or removed in the period in which the subscriber or member, as applicable, has joined or cancelled.

(3)

Annualized Net Revenue per Average Subscriber and Legacy Member are all calculated by taking the revenues from subscribers or members, as applicable, for the period and dividing it by the average subscribers or members, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or member, as applicable, the subscriber’s or member’s, as applicable, revenues are no longer recognized in the calculation.

Segment and Adjusted EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under U.S. GAAP (as defined in Note 2—Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere herein), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

We believe that Adjusted EBITDA for each segment provides supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparisons among companies. We believe Adjusted EBITDA also provides additional supplemental information to compare results among our segments. However, Adjusted EBITDA by segment is not a measurement of financial performance under U.S. GAAP, and Adjusted EBITDA by segment may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA by segment as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes our consolidated results of operations for the years ended December 31, 2018 and 2017:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Net revenues	$699.8	$724.1	$(24.3)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	142.8	173.5	(30.7)
Operating costs	331.3	352.3	(21.0)
General and administrative	113.7	85.8	27.9
Facility exit costs	4.3	0.9	3.4
Depreciation and amortization	48.2	45.3	2.9
Total expenses	640.3	657.8	(17.5)
Income from operations	59.5	66.3	(6.8)
Interest income	0.2	0.3	(0.1)
Interest expense	(197.4)	(142.8)	(54.6)
Gain (loss) on extinguishment of debt	(32.0)	3.5	(35.5)
Other expense, net	(1.8)	(0.4)	(1.4)
Loss from continuing operations before income taxes	(171.5)	(73.1)	(98.4)
Income tax benefit	27.0	27.2	(0.2)
Loss from continuing operations, net of tax	(144.5)	(45.9)	(98.6)
Income from discontinued operations, net of tax	447.8	21.5	426.3
Net income (loss)	303.3	(24.4)	327.7
Less: net income attributable to non-controlling interest	(1.2)	(0.8)	(0.4)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$302.1	$(25.2)	$327.3

Summary of Operating Results for the Year Ended December 31, 2018

The following is a summary of changes affecting our operating results for the year ended December 31, 2018.

Net revenues decreased $24.3 million, or 3.4%, for the year ended December 31, 2018 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in Legacy Membership and Package. Increased growth with existing clients and launches with new clients in Global Loyalty was partially offset by the impact of the loss of a top 5 loyalty partner in the fourth quarter.

Segment EBITDA decreased $3.9 million for the year ended December 31, 2018 as compared to the same period of the prior year as the impact of lower net revenues and higher general and administrative expense was partially offset by lower marketing and commissions expense and lower operating costs.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Net Revenues. During the year ended December 31, 2018, we reported net revenues of $699.8 million, a decrease of $24.3 million, or 3.4%, as compared to net revenues of $724.1 million in the same period of the prior year. Global Loyalty net revenues increased $14.2 million primarily due to increased growth with existing clients and launches with new clients, partially offset by the impact of the loss of a top 5 loyalty partner in the fourth quarter. Net revenues increased $1.8 million in Global Customer Engagement primarily from the favorable impact of foreign exchange. Net revenues in Legacy Membership and Package decreased $40.3 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Marketing and Commissions Expense. Marketing and commissions expense decreased $30.7 million, or 17.7%, to $142.8 million for the year ended December 31, 2018 from $173.5 million for the year ended December 31, 2017. Marketing and commissions expense in Legacy Membership and Package decreased $16.9 million primarily due to lower commissions principally due to the decline in the member base. Marketing and commissions expense in Global Customer Engagement decreased $10.5 million primarily due to lower employee-related costs.

Operating Costs. Operating costs decreased $21.0 million, or 6.0%, to $331.3 million for the year ended December 31, 2018 from $352.3 million for the year ended December 31, 2017. Operating costs in Legacy Membership and Package decreased $12.2 million primarily from lower product and servicing costs associated with the lower retail member volumes. Operating costs in Global Loyalty decreased $9.6 million primarily from a charge of $23.2 million recorded in relation to the cyber theft that occurred in the first quarter of 2017, partially offset by higher servicing costs related to the higher net revenues and additional investments, including the opening of a new call center.

General and Administrative Expense. General and administrative expense increased $27.9 million, or 32.5% to $113.7 million for the year ended December 31, 2018 from $85.8 million for the year ended December 31, 2017. Corporate costs increased $24.4 million primarily due to higher employee-related costs, principally severance.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.9 million for the year ended December 31, 2018 to $48.2 million from $45.3 million for the year ended December 31, 2017 primarily from an increase in amortization expense of $1.7 million principally the result of intangible assets acquired in 2018 as well as from an increase in depreciation expense of $1.2 million principally the result of an increase in capitalized software put into service.

Interest Expense. Interest expense increased $54.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of restructuring our debt on May 10, 2017, whereby we entered into the Existing Credit Agreement for term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for the 2017 Notes and 2017 Warrants to acquire Existing Common Stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain (Loss) on Extinguishment of Debt. For the year ended December 31, 2018, we recorded a loss in the amount of $32.0 million as a result of the prepayment of long-term debt immediately following the closing of the ABG Sale.

Income Tax Benefit. Income tax benefit decreased $0.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to the estimated decrease in the state and foreign deferred tax provisions, partially offset by an increase in the current state and foreign tax provisions and an increase in the federal deferred tax provision for the same period.

The Company’s effective income tax rates for the year ended December 31, 2018 and 2017 were 15.8% and 37.2%, respectively. The difference in the effective tax rates for the year ended December 31, 2018 and 2017 is primarily a result of the change in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “TCJA”), coupled with the increase in the loss before income taxes and non-controlling interest from $73.1 million for the year ended December 31, 2017 to $171.5 million for the year ended December 31, 2018, and a decrease in the income tax benefit from $27.2 million for the year ended December 31, 2017 to $27.0 million for the year ended December 31, 2018. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The requirement to maintain valuation allowances also had an impact on the difference in the Company’s effective tax rates.

Income (Loss) from Discontinued Operations, net of tax. Income (loss) from discontinued operations, net of tax increased $426.3 million to $447.8 million for the year ended December 31, 2018 as compared to $21.5 million for the year ended December 31, 2017, primarily due to a gain on sale, net of tax of $443.0 million recorded upon completion of the sale of the domestic insurance business, partially offset by a decrease in income from discontinued operations, net of tax of $16.7 million due to the timing of the closing of the sale of the domestic insurance business.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in millions)
Global Loyalty	$239.3	$225.1	$14.2	$87.2	$64.0	$23.2	$88.3	$87.0	$1.3
Global Customer Engagement	361.1	359.3	1.8	62.0	55.7	6.3	70.8	64.9	5.9
Subtotal	600.4	584.4	16.0	149.2	119.7	29.5	159.1	151.9	7.2
Legacy Membership and Package	99.4	139.7	(40.3)	34.9	40.1	(5.2)	37.5	46.7	(9.2)
Corporate	—	—	—	(76.4)	(48.2)	(28.2)	(48.8)	(42.2)	(6.6)
Total - Continuing operations	$699.8	$724.1	$(24.3)	107.7	111.6	(3.9)	147.8	156.4	(8.6)
Business optimization expenses and restructuring charges or expenses							(12.1)	(14.2)	2.1
Extraordinary or nonrecurring or unusual losses, expenses or charges							(17.1)	(27.8)	10.7
Other, net							(10.9)	(2.8)	(8.1)
Depreciation and amortization				(48.2)	(45.3)	(2.9)	(48.2)	(45.3)	(2.9)
Income from continuing operations				$59.5	$66.3	$(6.8)	$59.5	$66.3	$(6.8)

	Year Ended December 31, 2018
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.8	$4.4	$0.6	$5.3	$12.1
Extraordinary or nonrecurring or unusual losses, expenses or charges	(0.7)	3.9	2.0	11.9	17.1
Other, net	—	0.5	—	10.4	10.9
Total	$1.1	$8.8	$2.6	$27.6	$40.1

	Year Ended December 31, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$(0.3)	$9.4	$2.5	$2.6	$14.2
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.2	(0.3)	4.0	0.9	27.8
Other, net	0.1	0.1	0.1	2.5	2.8
Total	$23.0	$9.2	$6.6	$6.0	$44.8
(1)

See “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 19—Segment Information in the audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased $14.2 million, or 6.3%, for the year ended December 31, 2018 to $239.3 million as compared to $225.1 million for the year ended December 31, 2017 primarily due to increased growth with existing clients and launches with new clients, partially offset by the impact of the loss of a top 5 loyalty partner in the fourth quarter.

Segment EBITDA increased $23.2 million, or 36.3%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of a charge of $23.2 million recorded in relation to the cyber theft that occurred in the first quarter of 2017. The impact of higher net revenues principally driven by growth with existing clients and launches with new clients was offset by the impact of the loss of a top 5 loyalty partner in the fourth quarter as well as by higher servicing costs.

Global Customer Engagement. Global Customer Engagement net revenues increased $1.8 million, or 0.5%, to $361.1 million for the year ended December 31, 2018 as compared to $359.3 million for the year ended December 31, 2017. Net revenues increased $5.0 million from the favorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $3.2 million.

Segment EBITDA increased $6.3 million, or 11.3%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of an increase in net revenues of $1.8 million and a decrease in operating expenses of $4.3 million, principally due to lower employee-related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased $40.3 million, or 28.8%, to $99.4 million for the year ended December 31, 2018 as compared to $139.7 million for the year ended December 31, 2017. Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA decreased $5.2 million, or 13.0%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Segment EBITDA decreased as the impact from the lower net revenues of $40.3 million was partially offset by lower marketing and commissions expense of $16.9 million, lower operating costs of $12.2 million and lower general and administrative expense of $6.2 million. The decrease in marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The decrease in operating costs was the result of lower product and servicing costs related to the decrease in net revenues. The decrease in general and administrative expense was primarily due to cost saving initiatives and lower fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased $28.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to higher employee-related costs, principally severance.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our consolidated results of operations for the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2017	2016	(Decrease)
	(in millions)
Net revenues	$724.1	$742.0	$(17.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	173.5	200.8	(27.3)
Operating costs	352.3	318.4	33.9
General and administrative	85.8	109.1	(23.3)
Facility exit costs	0.9	1.1	(0.2)
Depreciation and amortization	45.3	55.3	(10.0)
Total expenses	657.8	684.7	(26.9)
Income from operations	66.3	57.3	9.0
Interest income	0.3	0.5	(0.2)
Interest expense	(142.8)	(74.8)	(68.0)
Gain on extinguishment of debt	3.5	—	3.5
Other expense, net	(0.4)	0.1	(0.5)
Income (loss) from continuing operations before income taxes	(73.1)	(16.9)	(56.2)
Income tax benefit (provision)	27.2	(3.4)	30.6
Income (loss) from continuing operations, net of tax	(45.9)	(20.3)	(25.6)
Income (loss) from discontinued operations, net of tax	21.5	36.6	(15.1)
Net income (loss)	(24.4)	16.3	(40.7)
Less: net income attributable to non-controlling interest	(0.8)	(0.6)	(0.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$15.7	$(40.9)

Summary of Operating Results for the Year Ended December 31, 2017

The following is a summary of changes affecting our operating results for the year ended December 31, 2017.

Net revenues decreased $17.9 million, or 2.4%, for the year ended December 31, 2017 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package, lower revenue in Global Loyalty primarily from the loss of a key client in 2015, and lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange, as well as the timing of marketing campaign launches and product launches with new clients.

Segment EBITDA decreased $1.0 million for the year ended December 31, 2017 as compared to the same period of the prior year as the impact of lower net revenues and higher operating costs was partially offset by lower marketing and commissions expense and general and administrative expense.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Net Revenues. During the year ended December 31, 2017 we reported net revenues of $724.1 million, a decrease of $17.9 million, or 2.4%, as compared to net revenues of $742.0 million in the comparable period of 2016. Global Loyalty net revenues increased $58.1 million primarily due to increased growth with existing clients and launches with new clients. Net revenues decreased $27.0 million in Global Customer Engagement primarily from lower net revenues in our engagement solutions business, which was principally due to the timing of product launches with new clients, lower revenue in our revenue enhancement business and the unfavorable impact of foreign exchange of $4.2 million. Net revenues in Legacy Membership and Package decreased $50.0 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Marketing and Commissions Expense. Marketing and commissions expense decreased $27.3 million, or 13.6%, to $173.5 million for the year ended December 31, 2017 from $200.8 million for the year ended December 31, 2016. Marketing and commissions expense in Global Customer Engagement decreased $12.5 million primarily due to lower volumes partially offset by higher commissions resulting from a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Marketing and commissions expense in Legacy Membership and Package decreased $17.2 million primarily due to lower commissions principally due to the decline in the member base.

Operating Costs. Operating costs increased $33.9 million, or 10.6%, to $352.3 million for the year ended December 31, 2017 from $318.4 million for the year ended December 31, 2016. Operating costs in Global Loyalty increased $49.5 million primarily from higher servicing costs related to the higher net revenues, including the opening of a new call center in the fourth quarter, and a charge of $23.2 million recorded in relation to the cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable. Operating costs in Legacy Membership and Package decreased $12.8 million primarily from lower product and servicing costs associated with the lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased $23.3 million, or 21.4% to $85.8 million for the year ended December 31, 2017 from $109.1 million for the year ended December 31, 2016. General and administrative expense in Legacy Membership and Package decreased $18.5 million primarily due to lower reserves and fees related to certain legal matters. Corporate costs decreased $8.6 million primarily due to cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings. General and administrative expense in Global Customer Engagement increased $5.8 million primarily due to higher professional fees and provisions recorded related to the collectability of certain customer receivables.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $10.0 million for the year ended December 31, 2017 to $45.3 million from $55.3 million for the year ended December 31, 2016, primarily from a decrease in depreciation expense of $5.3 million principally the result of fully depreciating significant capital projects in 2017. In addition, amortization expense decreased by $4.7 million related to lower amortization of intangible assets acquired in various acquisitions, principally member relationships, which are amortized on an accelerated basis.

Interest Expense. Interest expense increased $68.0 million, or 90.9% to $142.8 million for the year ended December 31, 2017 from $74.8 million for the year ended December 31, 2016 as a result of restructuring our debt on May 10, 2017, whereby we entered into the Existing Credit Agreement for term loans totaling $1.34 billion and revolving loans. The proceeds were used to refinance our existing senior secured credit facility and redeem in full our outstanding International Notes. We also completed a private offer to exchange or repurchase Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for the 2017 Notes and 2017 Warrants to acquire Existing Common Stock. The new debt issues are at higher principal amounts with associated higher interest rates.

Gain on Extinguishment of Debt. For the year ended December 31, 2017, we recorded a gain in the amount of $3.5 million as a result of restructuring our debt on May 10, 2017 and July 17, 2017.

Income Tax Benefit (Provision). Income tax expense decreased $30.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the SAB 118 estimated decrease in the federal and state deferred tax provisions related to the 2017 Tax Cuts and Jobs Act and a decrease in the current foreign and federal tax provisions, partially offset by an increase in the current federal and state tax provisions and the foreign deferred tax provision for the same period.

The Company’s effective income tax rates for the year ended December 31, 2017 and 2016 were 37.2% and (19.8)%, respectively. The difference in the effective tax rates for the year ended December 31, 2017 and 2016 is primarily a result of the increase in the loss from continuing operations before income taxes to $73.1 million for the year ended December 31, 2017 from $16.9 million for the year ended December 31, 2016, and the change in the income tax provision from $3.4 million for the year ended December 31, 2016 to an income tax benefit of $27.2 million for the year ended December 31, 2017. The income tax benefit for the year ended December 31, 2017 reflects the estimated impact of the Tax Cuts and Jobs Act of $25.5 million which includes the impact on deferred taxes of the reduction in the U.S. federal corporate tax rate to 21% and the impact on our valuation allowance assessment. The income tax benefit for the year ended December 31, 2017 also includes the impact on the state tax provision for those states with current conformity to the Internal Revenue Code. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to the state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the former statutory U.S. federal income tax rate of 35%.

Income (Loss) from Discontinued Operations, net of tax. Income (loss) from discontinued operations, net of tax decreased $15.1 million to $21.5 million for the year ended December 31, 2017 as compared to $36.6 million for the year ended December 31, 2016, primarily due to increased interest expense, principally driven by higher interest rates as a result of restructuring our debt on May 10, 2017 and due to an increased income tax provision, principally due to an increase in taxable income as a result of intra-period allocation requirements under U.S. GAAP.

Operating Segment Results

Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA
			Increase			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in millions)
Global Loyalty	$225.1	$167.0	$58.1	$64.0	$56.4	$7.6	$87.0	$58.0	$29.0
Global Customer Engagement	359.3	386.3	(27.0)	55.7	71.1	(15.4)	64.9	78.7	(13.8)
Subtotal	584.4	553.3	31.1	119.7	127.5	(7.8)	151.9	136.7	15.2
Legacy Membership and Package	139.7	189.8	(50.1)	40.1	41.3	(1.2)	46.7	68.2	(21.5)
Eliminations	—	(1.1)	1.1	—	—	—	—	—	—
Corporate	—	—	—	(48.2)	(56.2)	8.0	(42.2)	(47.5)	5.3
Total - Continuing operations	$724.1	$742.0	$(17.9)	111.6	112.6	(1.0)	156.4	157.4	(1.0)
Business optimization expenses and restructuring charges or expenses							(14.2)	(14.6)	0.4
Extraordinary or nonrecurring or unusual losses, expenses or charges							(27.8)	(25.4)	(2.4)
Other, net							(2.8)	(4.8)	2.0
Depreciation and amortization				(45.3)	(55.3)	10.0	(45.3)	(55.3)	10.0
Income from continuing operations				$66.3	$57.3	$9.0	$66.3	$57.3	$9.0

	Year Ended December 31, 2017
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$(0.3)	$9.4	$2.5	$2.6	$14.2
Extraordinary or nonrecurring or unusual losses, expenses or charges	23.2	(0.3)	4.0	0.9	27.8
Other, net	0.1	0.1	0.1	2.5	2.8
Total	$23.0	$9.2	$6.6	$6.0	$44.8

	Year Ended December 31, 2016
	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Corporate	Total
	(in millions)
Business optimization expenses and restructuring charges or expenses	$1.6	$4.5	$5.3	$3.2	$14.6
Extraordinary or nonrecurring or unusual losses, expenses or charges	—	2.7	21.2	1.5	25.4
Other, net	—	0.4	0.4	4.0	4.8
Total	$1.6	$7.6	$26.9	$8.7	$44.8
(1)

See “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 19—Segment Information in the audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Global Loyalty. Net revenues from Global Loyalty increased $58.1 million, or 34.8%, for the year ended December 31, 2017 to $225.1 million as compared to $167.0 million for the year ended December 31, 2016 primarily due to increased growth with existing clients and launches with new clients.

Segment EBITDA increased $7.6 million, or 13.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, as the impact of the higher net revenue was partially offset by higher servicing costs, including the opening of a new call center in the fourth quarter, and a charge of $23.2 million recorded in relation to the cyber theft that occurred in the first quarter of 2017. The charge includes costs associated with customer remediation of the cyber theft and costs related to a commercial dispute with a gift card provider. An insurance claim related to the cyber theft is currently being pursued with our carriers and we expect a recovery in a future period which will be recorded when realizable.

Global Customer Engagement. Global Customer Engagement net revenues decreased $27.0 million, or 7.0%, to $359.3 million for the year ended December 31, 2017 as compared to $386.3 million for the year ended December 31, 2016. Net revenues decreased $4.2 million from the unfavorable impact of foreign exchange. On a currency consistent basis, net revenues decreased $22.8 million primarily from lower net revenues in our engagement solutions business principally due to the timing of product launches with new clients, as well as lower revenue in our revenue enhancement business.

Segment EBITDA decreased $15.4 million, or 21.7%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as the lower net revenues of $27.0 million and higher general and administrative expense of $5.8 million were partially offset by lower marketing and commissions expense of $12.5 million and lower operating costs of $4.9 million. The lower marketing and commissions expense was primarily attributable to lower volumes partially offset by higher commissions resulting from a migration of certain partner commission arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. The lower operating costs were primarily related to lower product costs and the favorable impact of foreign exchange. The higher general and administrative expense was primarily due to higher professional fees and provisions recorded related to the collectability of certain customer receivables.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased $50.1 million, or 26.4%, to $139.7 million for the year ended December 31, 2017 as compared to $189.8 million for the year ended December 31, 2016. Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted such partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower package revenue primarily the result of lower average package members.

Segment EBITDA decreased $1.2 million, or 2.9%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Segment EBITDA decreased as the impact from the lower net revenues of $50.1 million was partially offset by lower marketing and commissions expense of $17.2 million, lower operating costs of $12.8 million and lower general and administrative expense of $18.5 million. The lower marketing and commissions expense was primarily due to lower commissions principally due to the decline in the member base. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The lower general and administrative expense was primarily due to lower reserves and fees related to certain legal matters.

Corporate. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased $8.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily the result of cost savings initiatives, lower employee incentive plan costs and the favorable impact of unrealized foreign exchange on intercompany borrowings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2018 and December 31, 2017

	December 31,	December 31,	Increase
	2018	2017	(Decrease)
	(in millions)
Total assets	$682.0	$766.9	$(84.9)
Total liabilities	1,939.4	2,324.5	(385.1)
Total deficit	(1,257.4)	(1,557.6)	300.2

Total assets decreased $84.9 million, primarily due to decreases in current assets held for sale and non-current assets held for sale of $46.0 million and $83.3 million, respectively, from the completion of the ABG Sale, partially offset by an increase in cash and cash equivalents of $45.2 million principally due to the retention of a portion of sale proceeds from the ABG Sale.

Total liabilities decreased $385.1 million, primarily due to the repayment of $466.7 million of long-term debt immediately following the closing of the ABG Sale and decreases in current liabilities held for sale and non-current liabilities held for sale of $49.1 million and $7.6 million, respectively, from the completion of the ABG Sale, partially offset by payment-in-kind interest of $86.2 million and additional borrowings of $45.0 million under the Company’s revolving credit facility.

Total deficit decreased $300.2 million, primarily due to net income of $302.1 million, the retained deficit impact of a change in accounting policy of $1.6 million and share based compensation of $1.7 million, partially offset by the impact of currency translation adjustment of $5.4 million.

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

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these consolidated financial statements are issued. In connection therewith, management evaluated relevant conditions and events known at the date these consolidated financial statements were issued, including the consummation of the 2019 Recapitalization (as defined below) which resulted in, among other effects (i) an approximately $39.3 million reduction in estimated cash interest costs for 2019, (ii) $27.3 million of additional liquidity upon closing, (iii) the elimination of principal amortization payments due on 2019 Term Loans (as defined in the Amended Credit Agreement) through December 31, 2021 and (iv) certain amendments to financial covenant requirements, as well as the impact of the loss of one of the Company’s top five Global Loyalty clients during 2018 and our overall liquidity needs. After consideration of these relevant conditions and events, among others, Management concluded that the 2019 Recapitalization alleviated the substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date that these consolidated financial statements were issued that had existed prior to the consummation of the 2019 Recapitalization.

On February 19, 2019, a cash interest payment of approximately $22.2 million was due under the Existing Credit Agreement. On February 26, 2019, Affinion entered into a forbearance agreement (the “First Forbearance Agreement”) with the requisite lenders under the Existing Credit Agreement in which such requisite lenders agreed to forbear from taking any action with respect to the failure of Affinion to pay interest on the loans as required under the Existing Credit Agreement on February 19, 2019, (the “Interest Payment Date”) that would otherwise constitute a default under the Existing Credit Agreement and constitute an event of default under Section 7.01(c) of the Existing Credit Agreement if not paid within five business days of the Interest Payment Date until the earlier of March 5, 2019 and the occurrence of a termination event under the First Forbearance Agreement.

On March 1, 2019, Affinion entered into a forbearance agreement (the “Second Forbearance Agreement”) in connection with the Support Agreement with the requisite lenders under the Existing Credit Agreement in which such requisite lenders agreed to forbear from taking any action with respect to the failure of Affinion to (i) pay interest on the loans as required under the Existing Credit Agreement on the Interest Payment Date that would otherwise constitute a default under the Existing Credit Agreement and constitute an event of default under Section 7.01(c) of the Existing Credit Agreement if not paid within five business days of the Interest Payment Date, (ii) deliver audited financial statements for the fiscal year ended December 31, 2018 that are not qualified in any material respect on or prior to the date that is 90 days after December 31, 2018 that would otherwise constitute a default and, if not remedied within 5 days after notice from the agent under the Existing Credit Agreement, would constitute an event of default and (iii) comply with the requirements of Section 5.13 of the Existing Credit Agreement that would otherwise constitute a default and, if not remedied within 30 days after notice from the agent under the Existing Credit Agreement, would constitute an event of default, in each case until June 3, 2019. On March 22, 2019, Affinion entered into an amendment to the Second Forbearance Agreement to add to the list of specified defaults and/or events of default under the Existing Credit Agreement with respect to which requisite lenders agree to forbear from taking any action until the earlier of June 3, 2019 and certain events of termination, the failure of Affinion to make any additional scheduled payments of interest and principal under the Existing Credit Agreement through June 3, 2019.

Affinion Holdings is a holding company, with no direct operations and no significant assets other than the ownership of 100% of the stock of Affinion. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by the Existing Credit Agreement and the 2017 Notes Indenture.

Although we historically have had a working capital deficit, we anticipate that, after giving effect to the 2019 Recapitalization, in future periods the reduction in cash interest payments compared to those under our prior financing arrangements will favorably impact our operating cash flows and offset the working capital deficit that will continue for the foreseeable future.

Cash Flows – Years Ended December 31, 2018 and 2017

At December 31, 2018, we had $99.1 million of cash and cash equivalents and restricted cash on hand, an increase of $34.5 million from $64.6 million at December 31, 2017. The following table summarizes our cash flows and compares changes in our cash and cash equivalents and restricted cash on hand to the same period in the prior year.

	Year Ended December 31,
	2018	2017	Change
	(in millions)
Cash provided by (used in):
Operating activities	$21.0	$5.6	$15.4
Investing activities	479.5	(38.5)	518.0
Financing activities	(463.3)	30.4	(493.7)
Effect of exchange rate changes	(2.7)	3.3	(6.0)
Net change in cash, cash equivalents and restricted cash	$34.5	$0.8	$33.7

Operating Activities

During the year ended December 31, 2018, we generated $15.4 million more cash from operating activities than during the year ended December 31, 2017. A net $29.6 million decrease in receivables, driven primarily by the loss of a key loyalty client in the fourth quarter of 2017 and a net $12.3 million increase in accounts payable, driven primarily by larger commissions payable in the insurance solutions business prior to the ABG Sale were partially offset by a net $15.4 million increase in other current assets, driven primarily by larger prepaid credit card charges from growth with new global loyalty clients and an $8.7 million increase in cash interest payments.

Investing Activities

We generated $479.5 million of cash from investing activities during the year ended December 31, 2018 as compared to a use of $38.5 million of cash during the year ended December 31, 2017. During the year ended December 31, 2018, proceeds from the ABG Sale, net of cash transferred was $517.3 million, which was partially offset by $32.1 million for capital expenditures and $5.7 million of acquisition-related payments, net of cash acquired. During the year ended December 31, 2017, we used $38.1 million for capital expenditures and made acquisition-related payments, net of cash acquired, of $0.4 million.

Financing Activities

We used $463.3 million of cash from financing activities during the year ended December 31, 2018 as compared to $30.4 million of cash generated from financing activities during the year ended December 31, 2017. During the year ended December 31, 2018, we made term loan payments of $507.1 million, including $14.4 million in repayment premiums and we had net borrowings under our revolving credit facility of $45.0 million. During the year ended December 31, 2017, we made payments on our first-lien and second-lien term loans of $753.8 million and $425.0 million, respectively, redeemed the International senior subordinated notes for $118.5 million, redeemed Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments 2013 senior subordinated notes for $227.4 million and made payments on our term loan under the Existing Credit Agreement of $10.0 million. We also issued 2017 Notes for $235.9 million, received $1,303.7 million and $55.0 million of term loans and revolving credit facility under the Existing Credit Agreement and incurred $29.3 million of financing costs related to the 2017 Notes and Existing Credit Agreement.

Cash Flows – Years Ended December 31, 2017 and 2016

At December 31, 2017, we had $64.6 million of cash and cash equivalents and restricted cash on hand, an increase of $0.8 million from $63.8 million at December 31, 2016. The following table summarizes our cash flows and compares changes in our cash and cash equivalents and restricted cash on hand to the same period in the prior year.

	Year Ended December 31,
	2017	2016	Change
	(in millions)
Cash provided by (used in):
Operating activities	$5.6	$25.7	$(20.1)
Investing activities	(38.5)	(34.3)	(4.2)
Financing activities	30.4	(8.3)	38.7
Effect of exchange rate changes	3.3	(3.9)	7.2
Net change in cash, cash equivalents and restricted cash	$0.8	$(20.8)	$21.6
Operating Activities

During the year ended December 31, 2017, we generated $20.1 million less cash from operating activities than during the year ended December 31, 2016. Segment EBITDA decreased $1.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. In addition, the Company paid $23.2 million in connection with the cyber theft that occurred in the first quarter of 2017.

Investing Activities

We used $4.2 million more cash in investing activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we used $38.1 million for capital expenditures as compared to $34.3 million during the year ended December 31, 2016.

Financing Activities

We generated $38.7 million more cash from financing activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we made payments on our first-lien and second-lien term loans of $753.8 million and $425.0 million, respectively, redeemed the International Notes for $118.5 million, redeemed Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes for $227.4 million and made payments on our term loan under the Existing Credit Agreement of $10.0 million. We also issued 2017 Notes for $235.9 million, received $1,303.7 million and $55.0 million of term loans and revolving credit facility under the Existing Credit Agreement and incurred $29.3 million of financing costs related to the 2017 Notes and Existing Credit Agreement. During the year ended December 31, 2016, we made payments on our first-lien term loan of $7.8 million.

Credit Facilities and Long-Term Debt following the 2019 Recapitalization

General

Following the 2019 Recapitalization, we will remain a highly leveraged company. As of December 31, 2018, after giving effect to the 2019 Recapitalization, we would have had approximately $1.1 billion in indebtedness on a consolidated basis, consisting of (1) $719.1 million outstanding term loans under Affinion’s Amended Credit Agreement, as defined below, (2) $357.0 million principal outstanding under Affinion’s New Notes and (3) $10.7 million principal amount outstanding under Affinion’s 2017 Notes, as defined below and there would have been no amount outstanding under Affinion’s revolving credit facility. In addition, Affinion would have had $80.0 million available under the revolving credit facility, after giving effect to the issuance of $5.0 million of letters of credit. See “—Contractual Obligations and Commitments” for a summary of our aggregate contractual obligations at December 31, 2018, giving effect to the 2019 Recapitalization, as if the Recapitalization had closed on December 31, 2018 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

As of December 31, 2018, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements.

The Amended Credit Agreement

Affinion Holdings, Affinion, as the borrower, the lenders from time to time party thereto (the “Lenders”), certain subsidiaries of Affinion and HPS Investment Partners, LLC, as the administrative agent and collateral agent, are parties to that certain Credit Agreement, dated as of May 10, 2017 (as amended and/or amended and restated by that First Amendment to Credit Agreement, dated as of November 30, 2017, that Second Amendment to Credit Agreement, dated as of May 4, 2018, that Third Amendment to Credit Agreement, dated as of July 16, 2018 and that Fourth Amendment to Credit Agreement, dated as of November 14, 2018, the “Existing Credit Agreement”), pursuant to which the Lenders have made certain loans and provided certain commitments (subject to the terms and conditions thereof) to Affinion.

In connection with the consummation of the 2019 Recapitalization on April 10, 2019 (the “Closing Date”), Affinion entered into certain amendments to the Existing Credit Agreement (as amended, the “Amended Credit Agreement”) to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement. The Revolving Facility Lenders (as defined in the Existing Credit Agreement) and the Consenting Lenders agreed to extend the maturity of all Revolving Facility Loans (as defined in the Existing Credit Agreement) and such Consenting Lender’s outstanding Term Loans (so extended, the “2019 Term Loans”), as applicable, and consent to the proposed modifications with respect thereto in accordance with the terms and subject to the conditions set forth in the Fifth Amendment to the Existing Credit Agreement (the “Fifth Amendment”); upon the consummation of the 2019 Recapitalization, Term Loans held by Term Lenders (as defined in the Existing Credit Agreement) that did not agree to extend their Term Loans into 2019 Term Loans were deemed a separate tranche from the 2019 Term Loans (such Term Loans to be referred to as the “Non-Extended Term Loans”), and the Revolving Facility Commitments were reduced to $85.0 million.

The material terms of the Amended Credit Agreement are the following:

The Amended Credit Agreement provides for quarterly amortization payments of the 2019 Term Loans totaling (i) for the first 3 years following the Fifth Amendment Effective Date, 0% per annum, (ii) for the fourth year following the Fifth Amendment Effective Date, 1.0% per annum and (iii) for each year thereafter 2.5% per annum, in each case, payable quarterly, with the balance payable upon the final maturity date. The 2019 Term Loans mature on April 10, 2024. The Revolving Facility Commitments under the Amended Credit Agreement mature on April 10, 2023. The Non-Extended Term Loans continue to be subject to an amortization schedule consistent with that set forth in the Existing Credit Agreement.

In addition, the Amended Credit Agreement requires Affinion to prepay outstanding term loans with:

•

100% of the net cash proceeds of asset sales and dispositions in excess of an amount per transaction and in the aggregate per fiscal year, subject, to the ability to reinvest a portion of such net cash proceeds;

•	100% of the net cash proceeds from any insurance or condemnation event, subject to the ability to reinvest a portion of such net cash proceeds;
•	100% of the net cash proceeds from extraordinary and non-recurring cash receipts in excess of an amount per receipt;
•	50% of Affinion’s excess cash flow beginning with the fiscal year ending December 31, 2019; and
•	100% of the net cash proceeds received from issuances of debt, subject to certain exclusions including certain debt permitted to be incurred under the Amended Credit Agreement.

The terms of the Amended Credit Agreement allows Affinion to permanently reduce the revolving loan commitments at any time without premium or penalty, subject to the payment of customary LIBOR breakage costs, if any, and provided that the commitments may not be reduced below the aggregate outstanding amount of revolving loans and letters of credit. In addition, Affinion will be able to terminate the Amended Credit Agreement upon prior written notice, and, in some cases, be able to revoke such notice. Upon termination, Affinion will be required to repay all obligations outstanding under the Amended Credit Agreement and to satisfy all outstanding letter of credit obligations. Voluntary prepayments of 2019 Term Loans will be subject to (i) a make-whole premium for prepayments on or prior to the second anniversary of the Closing Date, and (ii) a prepayment premium of 103% of the principal amount prepaid after the second anniversary but on or prior to the third anniversary of the Closing Date. Voluntary prepayments of the Non-Extended Term Loans will continue to be subject to the premiums set forth in the Existing Credit Agreement.

The interest rates are based on, at Affinion’s option, with respect to (A) 2019 Term Loans, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 5.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.00% (“ABR”), in each case plus 4.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), and (B) revolving loans under the Amended Credit Agreement (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 4.00%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.00%, in each case plus 3.00%.  The interest rates for the Non-Extended Term Loans will continue to be the same as those set forth in the Existing Credit Agreement.

Additionally, if any amount payable under the Amended Credit Agreement is not paid when due, (i) all overdue amounts owing under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0% or at the ABR plus the applicable margin plus an additional 2.0% if no rate is otherwise applicable thereto and (ii) all other principal amounts outstanding under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%.

Affinion has the option of requesting that loans be made as LIBOR loans, converting any part of outstanding ABR loans (other than swingline loans) to LIBOR loans and converting any outstanding LIBOR loan to an ABR loan, subject to the payment of LIBOR breakage costs. With respect to LIBOR loans, interest will be payable in arrears at the end of each applicable interest period, but in any event at least every three (3) months. With respect to ABR loans, interest will be payable on the last business day of each fiscal quarter. In each case, calculations of interest are based on a 360-day year (or 365 or 366 days, as the case may be, in the case of loans based on the administrative agent’s prime ABR rate, and loans in any jurisdiction where the relevant interbank market practice is to use a 365 or 366 day year) and actual days elapsed.

Affinion’s obligations under the Amended Credit Agreement continue to be guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions, and certain existing and subsequently acquired foreign subsidiaries, subject to certain exceptions.

The Amended Credit Agreement continues to be secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which continue to consist of a perfected first-priority pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a first-priority pledge of substantially all capital stock held by Affinion or any subsidiary guarantor (which pledge, with respect to stock of certain foreign subsidiaries, may be limited to 100% of the non-voting stock (if any) of such foreign subsidiaries and 65% of the voting stock of such foreign subsidiaries) and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions.

The Amended Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Amended Credit Agreement include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s and its restricted subsidiaries’ (and in certain cases, Affinion Holdings’) ability to:

•	declare dividends and make other distributions;
•	redeem or repurchase Affinion’s or such restricted subsidiary’s capital stock;
•	prepay, redeem or repurchase certain of Affinion’s or such restricted subsidiary’s junior indebtedness;
•	make loans or investments (including acquisitions);
•	incur additional indebtedness;
•	grant liens;
•	enter into sale-leaseback transactions;
•	modify the terms of subordinated debt (and certain senior unsecured debt);
•	enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends;
•	change Affinion’s or such restricted subsidiary’s business or the business of its subsidiaries;
•	merge or enter into acquisitions;
•	sell Affinion’s or such restricted subsidiary’s assets; and
•	enter into transactions with Affinion’s affiliates.

In addition, the Amended Credit Agreement requires Affinion to comply with a maximum Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) beginning with the fiscal quarter ending on September 30, 2020.

The events of default under the Amended Credit Agreement include, among others, nonpayment, material misrepresentations, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the Amended Credit Agreement) and cross-events of defaults and acceleration on material indebtedness. Upon the occurrence of an event of default and the acceleration of the outstanding term loans under the Amended Credit Agreement (including, without limitation, by way of automatic acceleration), the applicable prepayment premium that would have been due if the term loans were optionally prepaid at such time shall also become due and payable.

The New Notes

On April 10, 2019, Affinion issued $357.0 million aggregate principal amount of New Notes under a new indenture (the “New Notes Indenture”) by and among Affinion, the guarantors party thereto and GLAS Trust Company LLC, as trustee.

The New Notes are unsecured senior obligations of Affinion, as issuer, and each of Affinion Holdings’ and Affinion’s restricted subsidiaries that guarantee the Amended Credit Agreement (collectively, the “Guarantors”), as guarantors; provided that the obligations of any Guarantor that is organized in any jurisdiction other than the United States or the United Kingdom with respect to its guarantee is subordinated in right of payment to the prior payment in full in cash of all obligations under the Amended Credit Agreement (as amended, restated, amended and restated, supplemented, refinanced, replaced or otherwise modified). The New Notes will mature on October 10, 2024, at their principal amount, plus accrued and unpaid interest to, but not including, the maturity date.

Interest on the New Notes accrues at a rate per annum of 18.00%. Interest on the New Notes will be payable semi-annually in arrears on April 10 and October 10, commencing on October 10, 2019. Affinion will make each interest payment to the holders of record of the New Notes on the March 26 or September 25 record date immediately preceding the related interest payment date. The New Notes will accrue interest from the most recent date to which interest has been paid or, if no interest has been paid, from and including October 10, 2024, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. Interest will be payable on the New Notes by increasing the principal amount of each holder’s New Notes in the register by an amount equal to the amount of interest for the applicable interest period (rounded up to the nearest whole dollar) for such holder’s New Notes (the “PIK Payment”). Following an increase in the principal amount of New Notes as a result of a PIK Payment, such New Notes will bear interest on such increased principal amount from and after the interest payment date in respect of which such PIK Payment was made.

Affinion may redeem the New Notes, at its option, in whole at any time or in part from time to time, upon not less than 10 nor more than 60 days’ prior notice sent electronically or mailed by first-class mail to each holder’s registered address, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Subject to the terms of the Amended Credit Agreement, at any time, upon a Change of Control (as defined in the New Indenture), holders have the right to require Affinion to make an offer to purchase the holders’ New Notes, in each case at a purchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The New Indenture contains certain covenants that limit Affinion’s ability and the ability of its restricted subsidiaries to, among other things, (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock; (ii) pay dividends or make distributions; (iii) repurchase or redeem capital stock of Affinion or any parent of Affinion or subordinated indebtedness of Affinion or any restricted subsidiary of Affinion; (iv) make investments or acquisitions; (v) incur restrictions on the ability of certain of Affinion’s subsidiaries to pay dividends or to make other payments to Affinion; (vi) enter into transactions with affiliates; (vii) create liens; (viii) merge or consolidate with other companies or transfer all or substantially all of Affinion’s assets; and (ix) prepay, redeem or repurchase debt that is junior in right of payment to the New Notes.  In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion is also required to deliver financial statements of Affinion and its restricted subsidiaries.

The New Indenture also provides that if the Consolidated Net Leverage Ratio of Affinion on the maturity date of the New Notes is greater than or equal to 8.50 to 1.00, then, in lieu of Affinion making any required principal payment on the New Notes on such maturity date, the holders of a majority in aggregate principal amount of the New Notes outstanding may, with the consent of the Company elect to convert the then outstanding principal amount of the New Notes into New Common Stock, equal to a percentage of the fully diluted equity of the Company (calculated prior to dilution from the issuance of any New Common Stock, or securities convertible into New Common Stock, in each case issued under the New MIP), calculated by multiplying (A) 99.9999 by (B) (1) the aggregate outstanding principal amount of New Notes and any additional New Notes issued under the indenture (calculated after giving effect to any PIK Payments) as of such date divided by (2) the aggregate principal amount of New Notes and any additional New Notes issued under the indenture (including 18% PIK interest paid semi-annually on such New Notes and additional New Notes from the date of issuance thereof to the maturity date).

As of December 31, 2018, after giving effect to the 2019 Recapitalization, the New Notes would have ranked effectively junior to approximately $719.1 million of Affinion’s secured indebtedness, all of which would have consisted of borrowings under the Amended Credit Agreement.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in Affinion’s debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We use Adjusted EBITDA to evaluate our operating performance and as a basis for determining payment of bonuses under our annual incentive plan. We present Adjusted EBITDA to enhance your understanding of our operating performance. We believe that Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Set forth below is a reconciliation of our consolidated net income attributable to Affinion Holdings for the twelve months ended December 31, 2018 to Adjusted EBITDA.

For the Twelve
Months Ended
December 31, 2018
(in millions)
Net income attributable to Affinion Group Holdings, Inc.	$302.1
Less: income from discontinued operations, net of tax	(4.8)
Less: gain on sale of business, net of tax	(443.0)
Loss from continuing operations attributable to Affinion Group Holdings, Inc.	(145.7)
Interest expense, net	197.2
Income tax benefit	(27.0)
Net income attributable to non-controlling interest	1.2
Other expense, net	1.8
Loss on extinguishment of debt	32.0
Depreciation and amortization	48.2
Business optimization expenses and restructuring charges or expenses (a)	12.1
Extraordinary or nonrecurring or unusual losses, expenses or charges (b)	17.1
Other, net (c)	10.9
Adjusted EBITDA, excluding pro forma adjustments (d)	147.8
Effect of pro forma adjustments (e)	9.6
Adjusted EBITDA, including pro forma adjustments (f)	$157.4

(a)	Represents the elimination of the effect of business optimization expenses and restructuring charges or expenses.
(b)	Represents the elimination of extraordinary or nonrecurring or unusual losses, expenses or charges.
(c)

Primarily represents the elimination of (i) net changes in certain reserves, (ii) share-based compensation expense and (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions.

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2018 in calculating the Adjusted EBITDA under the Existing Credit Agreement, subject to certain limitations.

(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on January 1, 2018.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2018, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2019	2020	2021	2022	2023	2024 and thereafter	Total
	(in millions)
First lien term loan due 2022	$13.4	$28.5	$58.6	$736.9	$—	$—	$837.4
Revolving credit facility (1)	—	—	—	100.0	—	—	100.0
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022 (2)	—	—	—	681.5	—	—	681.5
Interest payments (3)	100.1	98.3	94.6	566.8	—	—	859.8
Deferred acquisition purchase price	2.0	—	—	—	—	—	2.0
Other commitments (4)	15.8	9.9	7.4	0.1	0.1	—	33.3
Operating lease commitments	18.2	17.3	15.7	13.9	10.2	2.8	78.1
Employment agreements (5)	4.1	—	—	—	—	—	4.1
Other liabilities (6)	0.4	0.5	—	—	—	3.9	4.8
Total firm commitments and outstanding debt	$154.0	$154.5	$176.3	$2,099.2	$10.3	$6.7	$2,601.0

(1)	Revolving credit facility expires May 10, 2022.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2018 interest rates and PIK interest is paid at maturity.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

(6)	Includes capital lease obligations and liabilities for foreign uncertain tax positions.

The following table summarizes our aggregate contractual obligations at December 31, 2018, giving effect to the 2019 Recapitalization, as if the Recapitalization had closed on December 31, 2018 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our Revolving Facility Commitments (as defined in the Amended Credit Agreement).

	2019	2020	2021	2022	2023	2024 and thereafter	Total
	(in millions)
Non-extended term loan due 2022	$0.4	$1.0	$2.0	$18.1	$—	$—	$21.5
First lien term loan due 2024 (1)	—	—	—	7.0	17.4	673.2	697.6
Revolving credit facility (2)	—	—	—	—	—	—	—
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022 (1)	—	—	—	10.7	—	—	10.7
Senior 18.0% PIK Notes due 2024 (1)	—	—	—	—	—	357.0	357.0
Interest payments (3)	48.8	50.0	50.6	61.1	53.9	635.6	900.0
Deferred acquisition purchase price	2.0	—	—	—	—	—	2.0
Other commitments (4)	15.8	9.9	7.4	0.1	0.1	—	33.3
Operating lease commitments	18.2	17.3	15.7	13.9	10.2	2.8	78.1
Employment agreements (5)	4.1	—	—	—	—	—	4.1
Other liabilities (6)	0.4	0.5	—	—	—	3.9	4.8
Total firm commitments and outstanding debt	$89.7	$78.7	$75.7	$110.9	$81.6	$1,672.5	$2,109.1

(1)	Long-term debt is reflected at face amount.
(2)	Revolving credit facility expires April 10, 2023.
(3)	Interest on variable rate debt is based on December 31, 2018 interest rates and PIK interest is paid at maturity.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

(6)	Includes capital lease obligations and liabilities for foreign uncertain tax positions.

The above tables do not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, contingent consideration related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 14—Commitments and Contingencies in the audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above tables also do not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017 and 2016.

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

Critical Accounting Policies

In presenting our audited consolidated financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, share-based compensation, valuation of goodwill and intangible assets and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for income tax valuation allowances, litigation accruals, the fair values of reporting units, share-based compensation, assets and liabilities acquired in business combinations and financial instruments. For a summary of all of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere herein.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The adoption of ASC 606 affected the Company’s Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments. Within the Global Loyalty segment, the Company has contracts with certain clients that have annual revenue-sharing and tiered pricing components (variable consideration arrangements) based on transaction volumes. Under prior guidance, revenue was recognized as the Company achieved those contractual tiers. Under ASC 606, revenue derived from these revenue-sharing and tiered pricing contracts is recognized based upon an estimate of the Company’s ability to achieve those contractual tiers during each annual measurement period. Based on the Company’s estimates of reaching different contractual tiers, a portion of the estimated annual revenue is deferred to a future period within the annual measurement period as these contract features provide a material right to the Company’s clients. Within the Company’s Global Customer Engagement segment, payments made by our customers for the provision of services were amortized over the length of the contract under prior guidance. Under ASC 606, the Company has reduced its amortization period to include only the non-cancellable period of the contract, though where the cancellation of a contract would be cost prohibitive to the customer, the Company may amortize its revenue beyond the non-cancellable period. Lastly, within the Legacy Membership and Package segment, certain members are entitled to a full membership refund throughout their entire membership term, regardless of when they cancel. Under ASC 606, revenue is recognized over time in a manner that reflects the timing of transfer of goods and services to these customers.

Goodwill and Intangible Assets

In connection with the Apollo Transactions, the Company recorded goodwill of approximately $315.3 million and intangible assets of $1,430.0 million. In subsequent years, the Company has consummated several acquisitions resulting in the recognition of additional goodwill, as well as intangible assets.

Under current accounting guidance, there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Fair values of the reporting units are determined based on the present value of estimated future cash flows and incorporate assumptions that we believe marketplace participants would utilize.

During the fourth quarter of 2018, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were a long-term growth rate of 2.0% growth and discount rates ranging from 10.0% to 11.0%. In 2018, the fair value of each reporting unit that has goodwill exceeded its respective carrying amount by more than 25%.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. There were no impairments identified during each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, intangible assets consist of assets with finite useful lives initially recorded at their respective fair values.

Income Taxes

Income taxes are presented in the audited consolidated financial statements included elsewhere herein using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2018 and 2017, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2018 and 2017, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions.

The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes changes in estimated accrued interest and penalties related to UTPs as an increase or decrease to the income tax provision, as applicable.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

On December 22, 2017, the TCJA was enacted into law. The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “transition tax”). The U.S. federal income tax rate reduction was effective as of January 1, 2018. The Company has elected to account for GILTI (global intangible low-taxed income), as a period cost if and when incurred. The Company recorded provisional amounts related to the TCJA for the remeasurement of deferred taxes and the transition tax for the year ended December 31, 2017. During 2018 and prior to December 22, 2018, the Company finalized and completed its accounting associated with the TCJA, and no subsequent adjustments to provisional amounts were recorded.

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

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include:

•	business strategy;
•	financial strategy;
•	projections of revenue, earnings, balance sheet, capital structure and other financial items;

•	statements of our plans and objectives;
•	statements of expected future economic performance; and
•	assumptions underlying statements regarding us or our business.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in, or incorporate by reference into, this Report are set forth elsewhere in this Report, including under the heading “Risk Factors.” As stated elsewhere in this Report, these risks, uncertainties and other important factors include, among others:

•	general economic and business conditions and international and geopolitical events;
•	a downturn in the credit card industry or changes in the marketing techniques of credit card issuers;
•	the effects of a decline in travel due to political instability, adverse economic conditions or otherwise, on our travel fulfillment business;
•	termination or expiration of one or more agreements with our clients, particularly our largest clients, or reduction of the marketing of our services by one or more of our clients;
•	changes in, or the failure or inability to comply with, laws and governmental regulations, including changes in global distribution service rules and privacy laws and regulations;
•	the outcome of numerous legal and regulatory actions;
•	our substantial leverage and restrictions in our debt agreements;
•	dependence on third-party vendors to supply certain products or services that we market;
•	ability to execute our business strategy, development plans or cost savings plans;
•	changes in accounting principles and/or business practices;
•	availability, terms, and deployment of capital; and
•	failure to protect private data, which would cause us to expend capital and resources to protect against future security breaches.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2018 (in millions, except average interest rate amounts).

								Fair Value At
						2024 and		December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.4	$0.5	$—	$681.5	$—	$—	$682.4	$520.6
Average interest rate	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$13.4	$28.5	$58.6	$836.9	$—	$—	$937.4	$913.8
Average interest rate (a)	10.64%	10.62%	10.53%	10.53%

(a)	Average interest rate is based on the estimated three month U.S. dollar LIBOR forward curve at December 31, 2018.

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

No realized gain or loss on forward contracts was recognized for the year ended December 31, 2018. The Company recognized a realized loss of $1.3 million and a realized gain of $4.1 million for the years ended December 31, 2017 and 2016, respectively, on forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. Receivables are from various marketing and business partners and we maintain an allowance for losses, based upon expected collectability. Prepaid commissions are periodically evaluated as to recovery.

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

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Delisting of Existing Common Stock

We delisted our Existing Common Stock from the OTCQX on April 10, 2019 and intend to terminate the registration under Section 12(g) of the Exchange Act of the Existing Common Stock promptly following the filing of this Report. Upon consummation of the 2019 Recapitalization on April 10, 2019, the Existing Common Stock, the Class C Common Stock and the Class D Common Stock were cancelled. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

2019 Recapitalization

On April 10, 2019, Affinion Holdings completed the 2019 Recapitalization. To the extent that the issuance of New Common Stock to any investor or group of investors (whether as a result of participation in the 2019 Exchange Offer, the Pre-Emptive Rights Offer or pursuant to the Investor Purchase Agreement) would require the consent of, or notice to, any governmental authority (including the U.K. Financial Conduct Authority), and such consent or notice has not been obtained or delivered prior to the settlement of the 2019 Exchange Offer, New Penny Warrants were issued in lieu of shares of New Common Stock. Pursuant to the 2019 Exchange Offer, approximately $670.8 million of the 2017 Notes were exchanged for 725,678 shares of New Common Stock and 10,522,940 New Penny Warrants. Upon closing of the 2019 Exchange Offer, there remained outstanding approximately $10.7 million aggregate principal amount of the 2017 Notes. Previously, on March 20, 2019, Affinion entered into the Supplemental Indenture between Affinion and the 2017 Notes Trustee, to the 2017 Notes Indenture. The Supplemental Indenture, which became operative on April 10, 2019, amended the 2017 Notes Indenture by (a) eliminating substantially all of the restrictive covenants, (b) making amendments to certain existing terms and (c) eliminating certain events of default and related provisions contained in the 2017 Notes Indenture.

As part of the 2019 Recapitalization, Affinion Holdings and Affinion jointly conducted the 2019 Rights Offering. The 2019 Rights Offering was for an aggregate principal amount of $300.0 million of New Notes. In connection with the 2019 Rights Offering, the Financing Parties entered into the Investor Purchase Agreement with Affinion Holdings and Affinion, whereby the Financing Parties (or affiliates of the Financing Parties) agreed to purchase from Affinion an aggregate principal amount of New Notes that were unpurchased in the 2019 Rights Offering. On the closing of the 2019 Exchange Offer, the Company paid the Financing Parties, in accordance with the terms of the Investor Purchase Agreement, a financing premium of (i) $57.0 million in aggregate principal amount of New Notes and (ii) New Common Stock equal to 12.5% of the outstanding New Common Stock, after giving effect to the 2019 Exchange Offer, the Merger, the 2019 Pre-Emptive Rights Offer and the payment of such financing premium (but before giving effect to any dilution from the New MIP and the New Investor Warrants). Pursuant to the 2019 Rights Offering and the Investor Purchase Agreement, Affinion received gross cash proceeds of $300.0 million in exchange for $300.0 million aggregate principal amount of New Notes.

In connection with the consummation of the 2019 Recapitalization, on April 10, 2019, we entered into certain amendments to the Existing Credit Agreement to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement.

In connection with the 2019 Exchange Offer, on February 28, 2019, the holders of 66-2/3% of the 2017 Warrants to purchase Existing Common Stock, issued pursuant to the 2017 Warrant Agreement, consented to an amendment to the 2017 Warrant Agreement as a result of which the 2017 Warrants, if unexercised, were mandatorily cashlessly exercised immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger. Certain Consenting Stakeholders exercised their warrants using full physical settlement, subject to, and effective immediately following, the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger. In addition, Metro SPV exercised for cash its Limited Warrant effective immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger.

Immediately following the consummation of the 2019 Exchange Offer and the exercises of the 2017 Warrants and the Limited Warrant, the Merger was consummated. The Merger was approved by the board of directors and stockholders of each of Affinion Holdings and Merger Sub. As a result of the Merger, (i) each holder of Class C/D Common Stock received for each share of Class C/D Common Stock cash equal to $0.01 per share of Class C/D Common Stock held thereby, (ii) each holder of Existing Common Stock, including as a result of the exercise of 2017 Warrants and the Limited Warrant as described above, received for each share of Existing Common Stock 0.089809 New Investor Warrants and (iii) each holder of Class M Common Stock received for each share of Class M Common Stock one share of New Common Stock of the surviving entity. In connection with the issuance of the Class M Common Stock, the Company and its stockholders approved the Charter Amendment to create a new class of common stock, designated as “Class M Common Stock,” having par value $0.01 per share and the By-laws Amendment to make the By-laws consistent with the provisions of the Charter Amendment.

Pursuant to the New Investor Warrant Agreement, each New Investor Warrant is exercisable for one share of New Common Stock at any time, subject to required regulatory approval and filings applicable to the holder of a New Investor Warrant. In order to exercise its New Investor Warrant, a holder of New Investor Warrants will need to submit an exercise notice to Affinion Holdings, together with the exercise price equal of $67.12 per share. The New Investor Warrants will be immediately exercisable upon issuance at the option of the holders thereof, and will be mandatorily redeemable by Affinion Holdings on the fifth year anniversary of the initial issuance thereof, for $0.01 per share. New Investor Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority. The New Investor Warrants will not be entitled to participate in dividends on New Common Stock but instead will benefit from customary anti-dilution protections that result in an adjustment of the conversion price when and if dividends, distributions or stock buy-backs are effected. In addition to the anti-dilution adjustments to exercise price in the event of dividends and distributions declared and paid on New Common Stock, the New Investor Warrant has limited and customary anti-dilution adjustments for stock dividends, splits, reverse-splits, reclassifications, reorganizations and similar transformative transactions that alter, amend or modify the New Common Stock.

Upon exercise of New Investor Warrants, such holders will be required to execute joinders to the New Stockholders Agreement.

The consummation of the 2019 Recapitalization resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code.  This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes.

The Company is evaluating the accounting for the 2019 Recapitalization, including the treatment of debt issuance costs, for which there will be significant charges that impact future periods.

Affinion Holdings issued the Class M Common Stock, New Common Stock, New Investor Warrants and New Penny Warrants in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. The Class M Common Stock, New Common Stock, New Investor Warrants and New Penny Warrants were offered and issued, only (a) in the United States, to holders of 2017 Notes who are (i)(x) “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) or (y) institutional “accredited investors” within the meaning of Rule 501(a)(1), (2), (3), (7) or (8) of Regulation D under the Securities Act and (ii) “institutional accounts” within the meaning of FINRA Rule 4512(c) and (b) outside the United States, to holders of 2017 Notes who are not “U.S. persons” (as defined in Rule 902 under the Securities Act) in reliance on Regulation S of the Securities Act. The Class M Common Stock, New Common Stock, New Investor Warrants and New Penny Warrants were offered only to eligible holders who certified to Affinion and Affinion Holdings that they were eligible to participate in the 2019 Exchange Offer and investors party to the Investor Purchase Agreement who represented to Affinion and Affinion Holdings that they were “qualified institutional buyers,” institutional “accredited investors,” and “institutional accounts” or were not U.S. persons.

The Amended Credit Agreement

In connection with the consummation of the 2019 Recapitalization on the Closing Date, Affinion entered into certain amendments to the Existing Credit Agreement to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement. The Revolving Facility Lenders (as defined in the Existing Credit Agreement) and the Consenting Lenders agreed to extend the maturity of all Revolving Facility Loans (as defined in the Existing Credit Agreement) and such Consenting Lender’s outstanding 2019 Term Loans, as applicable, and consent to the proposed modifications with respect thereto in accordance with the terms and subject to the conditions set forth in the Fifth Amendment; upon the consummation of the 2019 Recapitalization, Term Loans held by Term Lenders (as defined in the Existing Credit Agreement) that did not agree to extend their Term Loans into 2019 Term Loans were deemed Non-Extended Term Loans, and the Revolving Facility Commitments were reduced to $85.0 million.

The material terms of the Amended Credit Agreement are the following:

The Amended Credit Agreement provides for quarterly amortization payments of the 2019 Term Loans totaling (i) for the first 3 years following the Fifth Amendment Effective Date, 0% per annum, (ii) for the fourth year following the Fifth Amendment Effective Date, 1.0% per annum and (iii) for each year thereafter 2.5% per annum, in each case, payable quarterly, with the balance payable upon the final maturity date. The Non-Extended Term Loans continue to be subject to an amortization schedule consistent with that set forth in the Existing Credit Agreement.

In addition, the Amended Credit Agreement requires Affinion to prepay outstanding term loans with:

•

100% of the net cash proceeds of asset sales and dispositions in excess of an amount per transaction and in the aggregate per fiscal year, subject, to the ability to reinvest a portion of such net cash proceeds;

•	100% of the net cash proceeds from any insurance or condemnation event, subject to the ability to reinvest a portion of such net cash proceeds;
•	100% of the net cash proceeds from extraordinary and non-recurring cash receipts in excess of an amount per receipt;
•	50% of Affinion’s excess cash flow beginning with the fiscal year ending December 31, 2019; and
•	100% of the net cash proceeds received from issuances of debt, subject to certain exclusions including certain debt permitted to be incurred under the Amended Credit Agreement.

The terms of the Amended Credit Agreement allow Affinion to permanently reduce the revolving loan commitments at any time without premium or penalty, subject to the payment of customary LIBOR breakage costs, if any, and provided that the commitments may not be reduced below the aggregate outstanding amount of revolving loans and letters of credit. In addition, Affinion will be able to terminate the Amended Credit Agreement upon prior written notice, and, in some cases, be able to revoke such notice. Upon termination, Affinion will be required to repay all obligations outstanding under the Amended Credit Agreement and to satisfy all outstanding letter of credit obligations. Voluntary prepayments of 2019 Term Loans will be subject to (i) a make-whole premium for prepayments on or prior to the second anniversary of the Closing Date, and (ii) a prepayment premium of 103% of the principal amount prepaid after the second anniversary but on or prior to the third anniversary of the Closing Date. Voluntary prepayments of the Non-Extended Term Loans will continue to be subject to the premiums set forth in the Existing Credit Agreement.

The interest rates are based on, at Affinion’s option, with respect to (A) 2019 Term Loans, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 5.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) the ABR, in each case plus 4.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), and (B) revolving loans under the Amended Credit Agreement (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 4.00%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.00%, in each case plus 3.00%.  The interest rates for the Non-Extended Term Loans will continue to be the same as those set forth in the Existing Credit Agreement.

Additionally, if any amount payable under the Amended Credit Agreement is not paid when due, (i) all overdue amounts owing under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0% or at the ABR plus the applicable margin plus an additional 2.0% if no rate is otherwise applicable thereto and (ii) all other principal amounts outstanding under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%.

Affinion has the option of requesting that loans be made as LIBOR loans, converting any part of outstanding ABR loans (other than swingline loans) to LIBOR loans and converting any outstanding LIBOR loan to an ABR loan, subject to the payment of LIBOR breakage costs. With respect to LIBOR loans, interest will be payable in arrears at the end of each applicable interest period, but in any event at least every three (3) months. With respect to ABR loans, interest will be payable on the last business day of each fiscal quarter. In each case, calculations of interest are based on a 360-day year (or 365 or 366 days, as the case may be, in the case of loans based on the administrative agent’s prime ABR rate, and loans in any jurisdiction where the relevant interbank market practice is to use a 365 or 366 day year) and actual days elapsed.

Affinion’s obligations under the Amended Credit Agreement continue to be guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions, and certain existing and subsequently acquired foreign subsidiaries, subject to certain exceptions.

The Amended Credit Agreement continues to be secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which continue to consist of a perfected first-priority pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a first-priority pledge of substantially all capital stock held by Affinion or any subsidiary guarantor (which pledge, with respect to stock of certain foreign subsidiaries, may be limited to 100% of the non-voting stock (if any) of such foreign subsidiaries and 65% of the voting stock of such foreign subsidiaries) and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions.

The Amended Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Amended Credit Agreement include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s and its restricted subsidiaries’ (and in certain cases, Affinion Holdings’) ability to:

•	declare dividends and make other distributions;
•	redeem or repurchase Affinion’s or such restricted subsidiary’s capital stock;
•	prepay, redeem or repurchase certain of Affinion’s or such restricted subsidiary’s junior indebtedness;
•	make loans or investments (including acquisitions);
•	incur additional indebtedness;
•	grant liens;
•	enter into sale-leaseback transactions;
•	modify the terms of subordinated debt (and certain senior unsecured debt);
•	enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends;
•	change Affinion’s or such restricted subsidiary’s business or the business of its subsidiaries;
•	merge or enter into acquisitions;
•	sell Affinion’s or such restricted subsidiary’s assets; and
•	enter into transactions with Affinion’s affiliates.

In addition, the Amended Credit Agreement requires Affinion to comply with a maximum Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) beginning with the fiscal quarter ending on September 30, 2020.

The events of default under the Amended Credit Agreement include, among others, nonpayment, material misrepresentations, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the Amended Credit Agreement) and cross-events of defaults and acceleration on material indebtedness. Upon the occurrence of an event of default and the acceleration of the outstanding term loans under the Amended Credit Agreement (including, without limitation, by way of automatic acceleration), the applicable prepayment premium that would have been due if the term loans were optionally prepaid at such time shall also become due and payable.

The New Notes Indenture

On April 10, 2019, Affinion issued $357.0 million aggregate principal amount of New Notes under the New Notes Indenture by and among Affinion, the guarantors party thereto and GLAS Trust Company LLC, as trustee.

The New Notes are unsecured senior obligations of Affinion, as issuer, and the Guarantors; provided that the obligations of any Guarantor that is organized in any jurisdiction other than the United States or the United Kingdom with respect to its guarantee is subordinated in right of payment to the prior payment in full in cash of all obligations under the Amended Credit Agreement (as amended, restated, amended and restated, supplemented, refinanced, replaced or otherwise modified). The New Notes will mature on October 10, 2024, at their principal amount, plus accrued and unpaid interest to, but not including, the maturity date.

Interest on the New Notes accrues at a rate per annum of 18.00%. Interest on the New Notes will be payable semi-annually in arrears on April 10 and October 10, commencing on October 10, 2019. Affinion will make each interest payment to the holders of record of the New Notes on the March 26 or September 25 record date immediately preceding the related interest payment date. The New Notes will accrue interest from the most recent date to which interest has been paid or, if no interest has been paid, from and including October 10, 2024, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. Interest will be payable on the New Notes by increasing the principal amount of each holder’s New Notes in the register by the PIK Payment. Following an increase in the principal amount of New Notes as a result of a PIK Payment, such New Notes will bear interest on such increased principal amount from and after the interest payment date in respect of which such PIK Payment was made.

Affinion may redeem the New Notes, at its option, in whole at any time or in part from time to time, upon not less than 10 nor more than 60 days’ prior notice sent electronically or mailed by first-class mail to each holder’s registered address, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Subject to the terms of the Amended Credit Agreement, at any time, upon a Change of Control (as defined in the New Indenture), holders have the right to require Affinion to make an offer to purchase the holders’ New Notes, in each case at a purchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The New Indenture contains certain covenants that limit Affinion’s ability and the ability of its restricted subsidiaries to, among other things, (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock; (ii) pay dividends or make distributions; (iii) repurchase or redeem capital stock of Affinion or any parent of Affinion or subordinated indebtedness of Affinion or any restricted subsidiary of Affinion; (iv) make investments or acquisitions; (v) incur restrictions on the ability of certain of Affinion’s subsidiaries to pay dividends or to make other payments to Affinion; (vi) enter into transactions with affiliates; (vii) create liens; (viii) merge or consolidate with other companies or transfer all or substantially all of Affinion’s assets; and (ix) prepay, redeem or repurchase debt that is junior in right of payment to the New Notes.  In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion is also required to deliver financial statements of Affinion and its restricted subsidiaries.

The New Indenture also provides that if the Consolidated Net Leverage Ratio of Affinion on the maturity date of the New Notes is greater than or equal to 8.50 to 1.00, then, in lieu of Affinion making any required principal payment on the New Notes on such maturity date, the holders of a majority in aggregate principal amount of the New Notes outstanding may, with the consent of the Company elect to convert the then outstanding principal amount of the New Notes into New Common Stock, equal to a percentage of the fully diluted equity of the Company (calculated prior to dilution from the issuance of any New Common Stock, or securities convertible into New Common Stock, in each case issued under the New MIP), calculated by multiplying (A) 99.9999 by (B) (1) the aggregate outstanding principal amount of New Notes and any additional New Notes issued under the indenture (calculated after giving effect to any PIK Payments) as of such date divided by (2) the aggregate principal amount of New Notes and any additional New Notes issued under the indenture (including 18% PIK interest paid semi-annually on such New Notes and additional New Notes from the date of issuance thereof to the maturity date).

As of December 31, 2018, after giving effect to the 2019 Recapitalization, the New Notes would have ranked effectively junior to approximately $719.1 million of Affinion’s secured indebtedness, all of which would have consisted of borrowings under the Amended Credit Agreement.

New Warrant Agreement; New Penny Warrants

In connection with the 2019 Exchange Offer and the Investor Purchase Agreement, on April 10, 2019, Affinion Holdings entered into the New Warrant Agreement, setting forth the terms of the New Penny Warrants to purchase shares of New Common Stock. Pursuant to the terms of the Warrant Agreement, the New Penny Warrants are immediately exercisable upon issuance and will have no stated expiration date. Each New Penny Warrant is exercisable for one share of New Common Stock at a price equal to $0.000001.

The New Penny Warrants contain customary provisions for the adjustment of the number of shares of New Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of New Common Stock to the extent that holders of New Penny Warrants are not permitted to participate on an as-exercised basis.

The New Penny Warrants will be immediately exercisable upon issuance and will have no stated expiration date. All of the New Penny Warrants will be mandatorily exercised no later than two business days after Elliott having received all regulatory approvals of, and submitted all required notices to, any governmental entity whose consent from, or notice to, is required for Elliott’s exercise of its New Penny Warrants. New Penny Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority.

Holders of exercisable New Penny Warrants will be entitled to participate in dividends on an as-exercised basis. Holders of New Penny Warrants will not be entitled to any other rights of holders of New Common Stock until, and to the extent, they have validly exercised their New Penny Warrants. Upon exercise, such holders will be required to execute signature pages to the New Stockholders Agreement.

Neither the New Penny Warrants nor the New Common Stock issuable upon the exercise thereof were registered under the Securities Act or any state or foreign securities laws, but were instead issued in reliance upon exemptions from the registration requirements of the Securities Act. As a result, neither the New Penny Warrants nor the shares of New Common Stock issuable upon the exercise thereof may be offered or sold within the United States, or to, or for the account or benefit of, any United States person absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

New Stockholders Agreement

On April 10, 2019, Affinion Holdings and certain investors, including Elliott, Metro SPV and Mudrick, entered into the New Stockholders Agreement to replace the Shareholders Agreement that was terminated in connection with the Merger. In addition, as a condition to the delivery of New Common Stock, each recipient of New Common Stock executed and delivered a joinder to the New Stockholders Agreement, in form and substance reasonably acceptable to Affinion Holdings.

The New Stockholders Agreement contained the following terms:

Negative Covenants

Pursuant to the New Stockholders Agreement, the Company may not, and may not cause any of its material subsidiaries to, voluntarily liquidate, dissolve or file a petition for bankruptcy without the consent of either Metro SPV or Mudrick (in each case subject to such stockholders maintaining a requisite threshold of ownership). Furthermore, the Company may not enter into certain related party transactions involving more than $50,000 with any holder of 5% or more of the New Common Stock (or any affiliate thereof) without the approval of a majority of the Company’s disinterested directors, subject to certain limited exceptions.

Right of First Offer

Stockholder Group Members (as defined below) have a right of first offer to purchase any New Common Stock or derivative securities that any other Stockholder Group Member proposes to transfer on and subject to the terms set forth in the New Stockholders Agreement. The right of first offer will not apply (w) to affiliate transfers, (x) to tag along sales, (y) to drag-along sales or (z) in connection with an IPO.

Tag-Along Rights

If Elliott or any of its affiliates proposes to transfer for value any shares of New Common Stock or warrants, then each Stockholder Group Member may elect to sell its pro rata portion of New Common Stock or warrants to the transferee at the same price and on substantially the same terms and conditions as agreed to by the transferee and investor initiating such transaction. These tag-along rights do not apply to transfers (w) of less than 20% of the outstanding New Company Stock held by Elliot and its affiliates, (x) to affiliates, (y) as part of an IPO or (z) as part of a drag-along sale.

Drag-Along Rights

Prior to and including the occurrence of an IPO, if Elliott, either acting alone or together with other Dragging Stockholders (as defined below), proposes a transfer of all of the outstanding shares of New Common Stock held by such Dragging Stockholder or a sale of all of the assets of the Company and its subsidiaries on a consolidated basis, then the Dragging Stockholder may require each other stockholder to sell its New Common Stock or derivative securities for its pro rata share (based on its equity security ownership) of its applicable per share drag price as specified in the New Stockholders Agreement.

Preemptive Rights

Prior to an IPO, the New Stockholders Agreement will provide that upon a proposed issuance of equity securities of Affinion Holdings by Affinion Holdings or its subsidiaries, Affinion Holdings shall offer to each holder of 7% or more of the outstanding New Common Stock the right to purchase its pro rata share, based on ownership of New Common Stock, of such securities on the terms and conditions of the proposed issuance. The preemptive rights are subject to customary limited carve-outs.

Amendments

The New Stockholders Agreement requires that the Company’s charter documents cannot be amended in any manner that is disproportionately and materially adverse to the rights or obligations of any stockholder relative to the rights of another stockholder, without the prior written consent of such stockholder. Additionally, the New Stockholders Agreement requires that any amendments to the New Stockholders Agreement must be approved by the holders of a majority of the New Common Stock, provided that any amendments that materially and disproportionately adversely affect the rights or obligations of a stockholder relative to the rights of another stockholder must be approved by such adversely affected stockholder (other than in respect of amendments that correct clerical errors or that reflect the grant of rights associated with new equity interests otherwise issued in compliance with the New Stockholders Agreement and the charter documents that do not discriminate among the then-existing stockholders). Finally, the New Stockholders Agreement will provide that any amendment or other modification to the section of the New Stockholders Agreement entitled “Information Rights of Stockholders; Records Required by the DGCL; Right of Inspection,” the article of the New Stockholders Agreement entitled “Transfers”,  or the board rights of any specified stockholder contained in the section of the New Stockholders Agreement entitled “Management and Control of Business” (other than to increase the size of the board and to grant rights in respect of newly created board positions in certain circumstances) shall require the written consent of each stockholder holding more than five percent (5%) of the New Common Stock on a fully diluted basis (subject to certain limited exceptions in which the approval of a majority of the outstanding New Common Stock is required).

Financial Reports; Information Rights

The New Stockholders Agreement obligates Affinion to deliver annual audited and quarterly unaudited financial statements to each stockholder (other than a Competitor, as that term is defined in the New Stockholders Agreement), as well as give access (no more than once per fiscal quarter) to senior officers of the Company to discuss the status of the Company to each Stockholder Group Member.

Representations and Warranties

Stockholders party to the New Stockholders Agreement, including as a result of executing a signature page thereto, will be required to make customary representations and warranties to Affinion Holdings regarding (i) organization, (ii) authority and (iii) absence of violations of applicable law or agreements to which such stockholders are subject.

Term; Termination

The New Stockholders Agreement shall terminate upon the earliest of: (i) termination by the written agreement of the parties, (ii) termination by the unanimous written consent of all stockholders, (iii) the dissolution, liquidation or winding up of Affinion Holdings, (iv) the occurrence of an IPO or (v) the consummation of an approved sale pursuant to the drag-along regime in which all Stockholder Group Members participate as either dragging stockholders or drag-along sellers.

Director Elections

Subject to receiving regulatory approval and the satisfaction of certain ownership thresholds, the New Stockholders Agreement contains the right of Elliott to nominate three directors, the right of Metro SPV to nominate one director, the right of Mudrick to nominate one director, a sixth director to be appointed by mutual agreement of Elliott, Metro SPV and Mudrick, and that the Chief Executive Officer shall serve as the seventh director.

New Registration Rights Agreement

On April 10, 2019, the Company and certain investors holding at least 7% of the New Common Stock on a fully diluted basis, including the Consenting Stakeholders, entered into the New Registration Rights Agreement, pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of New Common Stock that are held or acquired by them, replacing the A&R Registration Rights Agreement that was terminated in connection with the Merger.  The New Registration Rights Agreement is substantively similar to the A&R Registration Rights Agreement, except that there shall be no registration rights prior to an IPO.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of the Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2018. Messrs. Browne and Palter are the nominees of Metro SPV LLC, a subsidiary of investment vehicles affiliated with ICG Strategic Equity Advisors LLC, pursuant to the Nominating Agreements (as defined below) with Affinion Holdings. Messrs. Camporin and Iaccarino are the nominees of affiliates of Elliott Management Corporation, pursuant to the Nominating Agreements with Affinion Holdings. Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Shareholders Agreement.

Name	Age	Position
Gilbert S. Palter	53	Chairman of the Board of Directors
Todd H. Siegel	48	Chief Executive Officer and Director
Gregory S. Miller	48	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Michele Conforti	51	President and Managing Director, Global Customer Engagement
Brian J. Fisher	48	Executive Vice President and General Counsel
Scott Lazear	53	Executive Vice President and Chief Commercial Officer, Loyalty and Engagement Americas
Christophe Browne	40	Director
Austin Camporin	36	Director
Rick P. Frier	57	Director
Michael Iaccarino	54	Director
Mark R. Vondrasek	50	Director

Gilbert S. Palter has been the Chairman and a member of the Board since July 20, 2017. Mr. Palter also has served as chairperson of the Human Resources Committee of the Board since July 20, 2017 and as the chairperson of the Nominating Committee and Corporate Governance Committee of the Board since April 25, 2018. Mr. Palter is the Co-Founder, Managing Partner and Chief Investment Officer of EdgeStone, which he joined in May 1999. Prior to co-founding EdgeStone, Mr. Palter was the Founder, Chief Executive Officer and Managing Director of Eladdan Capital Partners, a Toronto-based private equity fund targeting middle-market Canadian and U.S. companies from 1997 to 1999. Mr. Palter also founded Eladdan Enterprises in May 1995, a boutique investment bank specializing in providing buy side mergers and acquisitions advice to Canadian and U.S. companies, particularly on cross-border acquisitions and investments, where he worked from 1995 to 1996. Mr. Palter has previously worked at Smith Barney (1994 to 1995), Clairvest Group Inc. (1993 to 1994), McKinsey & Company (1990 to 1993) and Morgan Stanley (1988 to 1989). Mr. Palter currently serves as Chairman of Specialty Commerce Corp. and is also a member of the board of directors of Atlantic Power Corporation (NYSE/TSX) and Porter Airlines Holdings Inc. Mr. Palter is a former Chairman of Aurigen Capital Limited, Stephenson’s Holdings Inc., BreconRidge Corporation, Hair Club Group, Continental Alloys & Services, BFI Canada, and Farley Windows, and was previously a director of Alliance Films, Center for Diagnostic Imaging, Lavalife, Mitel Networks, RPX Corporation, Trimaster Manufacturing, Tunnel Hill LP and Xantrex Technology. Mr. Palter is actively involved in a number of philanthropic organizations. He was a 2003 recipient of “Canada’s Top 40 Under 40” award, a recipient of the Ernst & Young Entrepreneur Of The Year® Award 2006, and is a member of the Young Presidents’ Organization (YPO Gold). Mr. Palter brings significant experience in finance and management in both domestic and international contexts to the Board.

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

Gregory S. Miller was appointed Chief Operating Officer as of November 14, 2018. Previously, Mr. Miller was appointed Executive Vice President and Chief Financial Officer of the Company as of January 20, 2014. From July 2011 until January 17, 2014, Mr. Miller served as Senior Vice President, Financial Planning and Divisional Operations, for The Madison Square Garden Company with responsibility for all financial matters of its operating divisions as well as its corporate strategic and financial planning divisions. From May 2007 until June 2011, Mr. Miller served as the Senior Vice President and Chief Financial Officer for the North American Division of Affinion with responsibility for all financial matters for North American Operating Business Units. Mr. Miller served as Senior Vice President of Finance of Affinion from June 2005 until May 2007, the Vice President of Financial Planning and Analysis of Trilegiant from June 2003 until June 2005, the Director of Financial Planning and Analysis of Trilegiant from October 2000 until June 2003, and the Senior Manager of Accounting of Cendant Membership Services from December 1999 until October 2000. Prior to his tenure at Affinion, he held various positions at Citizens Communications and The Coca Cola Bottling Company of New York. From 1992 until 1994, Mr. Miller was employed with Coopers & Lybrand.

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

Scott Lazear was appointed Chief Commercial Officer as of July, 2018 and Chief Business Development Officer as of June 1, 2017, and prior to that, was President, Connexions Loyalty from June 2010 to June 2017. Mr. Lazear served as Senior Vice President of Sales, Client Management and Strategy for Affinion Benefits Group from July 2006 to June 2010. Mr. Lazear was Senior Vice President of Business Development and Client Solutions for Cendant Marketing Group from April 2003 to July 2006. Prior to that, he was Vice President of Sales and Marketing for Trilegiant Loyalty Solutions from March 1999 to April of 2003. Prior to his tenure at Affinion, he served as Vice President of Business Development for NCCI from October 1993 until March of 1999.

Christophe Browne has been a director of the Company and a member of the Audit Committee of the Board since July 20, 2017. Mr. Browne is a Managing Director of ICG Strategic Equity Advisors LLC, a specialist asset manager investing in private debt, credit and equity with over $26 billion of assets under management globally. He joined ICG Strategic Equity Advisors LLC in 2014 and is a member of the Investment Committee for the Strategic Secondaries funds. Prior to joining ICG Strategic Equity Advisors LLC, Mr. Browne was a Founding Partner of NewGlobe Capital Partners focused on specialized private equity fund restructuring transactions. He has over 14 years of investment experience in the US, Europe and Emerging Markets. From 2006-2012 he worked as a Principal at Vision Capital Partners and as an Investment Analyst at the IFC, the private investment arm of the World Bank. Mr. Browne currently serves as an Observer to the boards of Cambium Learning Group and ITN Networks, as well as Chairman of the Advisory Committee for EdgeStone Capital Partners. Mr. Browne brings his extensive experience as a professional in the private equity industry, including considerable expertise in corporate finance and investment management activities to the Board.

Austin Camporin has been a director of the Company and a member of the Human Resources Committee of the Board since July 20, 2017 and a member of the Nominating and Corporate Governance Committee of the Board since April 25, 2018. Mr. Camporin is an Associate Portfolio Manager at Elliott Management Corporation, a New York-based investment fund with $33 billion in assets under management. He joined Elliott in 2009, focusing primarily upon public equity and credit opportunities. Prior to joining the firm, Mr. Camporin began his career at JPMorgan in 2004, first as a high-yield credit analyst and then in 2007 moving to the distressed debt proprietary trading group. Mr. Camporin is a CFA charterholder and is also co-president and founder of the Good Shepherd of Darien Foundation. Mr. Camporin brings significant experience in investment and leading financial operations for both public and private companies to the Board.

Rick P. Frier has been a director of the Company and the chairman of the Audit Committee of the Board since November 9, 2015. Most recently, Mr. Frier served as Executive Vice President and Chief Financial Officer of Chiquita Brands International Inc., a leading international marketer and distributor of fresh food products, from 2013 to 2015. Prior to this, he served as Executive Vice President, Chief Financial Officer and Board Director of Catalina Marketing Corp. from 2005 to 2012, where he led all global finance functions and new business development. From 2001 to 2005, he served as Chief Financial Officer, Chief Operating Officer and Board Director of Mattress Discounters Inc. Mr. Frier currently serves on the board of directors of Whitehorse Finance, Inc. and Exal Corporation (Chairman). Mr. Frier brings his significant experience in strategic planning and leading financial operations for both public and private companies to the Board.

Michael Iaccarino has been a director of the Company and a member of the Audit Committee of the Board since July 20, 2017. Mr. Iaccarino is the Chairman and CEO of Infogroup, a leading provider of high-value data and multi-channel marketing solutions delivered in real-time and used by small businesses and enterprise brands. Mr. Iaccarino served as the President and Chief Executive Officer of Mobile Messenger from 2009 to 2011, establishing the company as one of the dominant mobile technology players in North America. Prior to joining Mobile Messenger, he was the Chief Executive Officer of Epsilon from 2001 to 2009, transforming Epsilon into one of the United States’ leading database marketing companies. From 1998 to 2001, Mr. Iaccarino was CFO of Epsilon. Before Epsilon, Mr. Iaccarino was a Senior Manager at PriceWaterhouseCoopers from 1997 to 1998 and the Corporate Controller at Summit Technology from 1990 to 1997 after having started his career at KPMG’s High Technology practice from 1986 to 1990. Mr. Iaccarino is a former Certified Public Accountant. Mr. Iaccarino brings significant experience in finance, management and technology for both small and large enterprises to the Board.

Mark R. Vondrasek has been a director of the Company and a member of the Human Resources Committee of the Board since October 4, 2016 and has been a member of the Nominating and Corporate Governance Committee of the Board since April 25, 2018. Mr. Vondrasek serves as the Executive Vice President, Global Head of Loyalty & New Business Platforms of Hyatt Hotels as of September 2017. In his role, he is responsible for Hyatt’s integrated experience strategy and its wellness initiatives, including Miraval and Exhale, as well as creating and scaling new business opportunities, products and services. Prior to this, he served as Senior Vice President, Commercial Services of Starwood Resorts Worldwide, Inc. (“Starwood”), from December 2001 until Starwood and Marriott merged in September 2016. Mr. Vondrasek brings his significant experience related to the loyalty business, including the oversight of strategic marketing partnerships to the Board.

Board Composition

The Board of Directors currently consists of seven directors, divided into three classes. Each director will hold office until his successor is duly elected and qualified or until the earlier of their death, disability, resignation or removal. Each director serves in such class of directors, and in such capacity and having such title, as set forth opposite his name below:

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

Committees of our Board of Directors

The Board of Directors has an Audit Committee, a Human Resources Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The current members of the Audit Committee are Messrs. Frier, Browne and Iaccarino. Mr. Frier is the chairman of the Audit Committee. The principal duties and responsibilities of the Audit Committee are as follows:

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

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our Audit Committee be independent. However, during 2018 and in 2019 (prior to the 2019 Recapitalization) our Existing Common Stock was listed on the OTCQX, an electronic inter-dealer quotation system which has a requirement that a majority of the members of our Audit Committee be independent. Our Board has determined that each of the members of our Audit Committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Browne, and each is financially literate and has experience analyzing or evaluating financial statements. Our Board has also determined that each of Messrs. Frier and Iaccarino is an “audit committee financial expert” within the meaning of applicable SEC regulations.

Human Resources Committee

The current members of the Human Resources Committee (which was known as our “Compensation Committee” prior to February 2018) are Messrs. Palter, Camporin and Vondrasek. Mr. Palter is the chairman of the Human Resources Committee. The principal duties and responsibilities of the Human Resources Committee are as follows:

•	to review and provide oversight over our policies and procedures that impact our human resources, personnel development, assessment and retention, and organizational culture;
•

to review, evaluate and make recommendations to the full Board regarding our compensation policies and establish performance-based incentives that support our long-term goals, objectives and interests;

•	to review and approve the compensation of our Chief Executive Officer, the other executive officers, other officers and employees;
•	to review and make recommendations to the Board with respect to our incentive compensation plans and equity-based compensation plans;
•	to set and review the compensation of and reimbursement policies for members of the Board;
•	to provide oversight concerning selection of officers, management succession planning, expense accounts, indemnification and insurance matters, and separation packages; and
•

to prepare an annual compensation committee report, provide regular reports to the Board, and take such other actions as are necessary and consistent with the governing law and our organizational documents.

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our Human Resources Committee be independent. The OTCQX electronic inter-dealer quotation system does not have any requirements with respect to the independence of members of our Human Resources Committee or compensation committees generally. However, our Board has determined that each of the members of our Human Resources Committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Camporin.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Messrs. Palter, Camporin and Vondrasek. Mr. Palter is the chairman of the Nominating and Corporate Governance Committee. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to assist the Board in identifying individuals qualified to serve as members of the Board;
•	to oversee director orientation about the Company, including its operations and governance structure, and continuing director education programs;
•	to oversee the evaluation of the Board and management of the Company to ensure effective and appropriate governance;
•

to periodically review and make recommendations regarding the composition, size, purpose, structure, operations and charter of each of the Board’s committees, including the creation of additional committees or elimination of existing committees;

•	to review proposals submitted by Company shareholders for inclusion in the Company’s proxy materials and recommend appropriate actions to the Board; and
•

to review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Nominating and Corporate Governance Committee and other Board committees, director independence and the director nominating process, and to recommend that this disclosure be included in the Company’s proxy statement or annual report on Form 10-K, as applicable.

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that members of our Nominating and Corporate Governance Committee be independent. The OTCQX electronic inter-dealer quotation system does not have any requirements with respect to the independence of members of our Nominating and Corporate Governance Committee. Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is independent as defined under the New York Stock Exchange rules, with the exception of Mr. Camporin.

Code of Ethics

Although as a private company whose securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that obligates us to adopt a formal code of ethics, the Company has adopted a core policies manual which includes a formal code of ethics and an annual re-certification. We will provide to any person without charge a copy of the portions of our code of ethics that apply to our Chief Executive Officer and our Chief Financial Officer upon written request or telephoning to the following address or telephone number:

Affinion Group Holdings, Inc.

6 High Ridge Park

Stamford, CT 06905

(203) 956-1000

Item 11.	Executive Compensation

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2018, unless otherwise noted.

Compensation Discussion and Analysis

Overview of Compensation Program

On February 23, 2018, the Board of Directors approved a revised charter for the Compensation Committee of the Board of Directors under which the Compensation Committee of the Board of Directors was renamed the Human Resources Committee of the Board of Directors, which we refer to herein as the “Committee,” and additional responsibilities were enumerated for the Committee, specifically the responsibility to (i) review and oversee any Company policy, procedure, process or activity that relates to or affects the Company’s culture; (ii) review the Company’s integrated talent management programs and processes, including those related to talent acquisition, development, and assessment for employees generally; and (iii) oversee executive management compensation, performance assessment and succession planning. The Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee also serves as the Human Resources committee of the board of directors of Affinion. The Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Named Executive Officers

For 2018, our named executive officers and their respective titles are as follows:

•	Todd H. Siegel, Chief Executive Officer and Director
•	Gregory S. Miller, Executive Vice President, Chief Financial Officer and Chief Operating Officer
•	Michele Conforti, President and Managing Director, Global Customer Engagement
•	Brian J. Fisher, Executive Vice President and General Counsel
•	Scott Lazear, Executive Vice President and Chief Commercial Officer, Loyalty and Engagement Americas

Effective July 24, 2018, Mr. Lazear was appointed to serve as Executive Vice President and Chief Commercial Officer, Loyalty and Engagement Americas and ceased to serve as Chief Business Development Officer. Effective November 14, 2018, Mr. Miller was appointed to Chief Operating Officer in addition to his duties as Executive Vice President, Chief Financial Officer. In addition, in connection with the resignation of our Chief Accounting Officer, effective on or about November 6, 2018, Mr. Miller assumed the responsibilities of the Chief Accounting Officer.

Messrs. Siegel and Miller are named executive officers for 2018 based on their positions with us as Chief Executive Officer and Chief Financial Officer, respectively, during 2018. Mr. Conforti, Mr. Fisher and Mr. Lazear are named executive officers based on their levels of compensation during 2018.

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

In 2018, the annual base salary payable to each of our named executive officers increased to the following amounts: Mr. Siegel’s annual base salary was increased to $875,000, effective July 1, 2018; Mr. Miller’s annual base salary was increased to $450,000, effective April 1, 2018; Mr. Conforti’s annual base salary was increased to €352,376, effective January 1, 2018; Mr. Fisher’s annual base salary was increased to $325,000, effective April 1, 2018; and Mr. Lazear’s annual base salary was increased to $350,000, effective October 1, 2018.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Committee. For 2018, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Siegel’s target remained at 150%; Mr. Miller’s target remained at 100%; Mr. Conforti’s target remained at 100%; Mr. Fisher’s target remained at 75% and Mr. Lazear’s target remained at 100%. However, on June 26, 2018, Mr. Siegel’s employment agreement was amended to provide that with respect to 2018, he is entitled to receive a bonus in the amount of $1,312,500 (the “2018 Guaranteed Bonus”), which shall be payable on or about April 19, 2019, subject to his continued employment with us on such payment date.

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

The Committee has not yet determined the amount of the annual bonuses, if any, that will be paid to each of the named executive officers other than Mr. Siegel. We anticipate that the Committee’s determination regarding 2018 annual bonuses will be made by May 2019.

Long-Term Equity Incentive Compensation

Adoption and Amendment of 2015 Equity Incentive Plan

On November 9, 2015, the Board of Directors adopted, and the shareholders of Affinion Holdings approved, the Affinion Group Holdings, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock. The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price.  No additional grants will be made under the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), the Affinion Group Holdings, Inc. 2007 Stock Award Plan (the “2007 Plan”), or the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty Plan”).

The Board of Directors previously authorized a number of shares of Affinion Holdings’ common stock for grants under the 2015 Plan equal to 10% of the aggregate number of shares of Affinion Holdings’ common stock outstanding as of November 9, 2015, on a fully diluted basis. On November 14, 2018, upon the recommendation of the Committee, the Board of Directors adopted an amendment to the 2015 Plan (the “Plan Amendment”) to increase the aggregate cap on common stock that may be issued to employees and directors of Affinion Holdings’ under the plan from 10% of Affinion Holdings’ common stock to 15% of Affinion Holdings’ common stock (on a fully diluted basis, but excluding vested and unvested Affinion Holdings’ common stock and options or other rights to acquire Affinion Holdings’ common stock issued under the 2015 Plan). The Plan Amendment was effective as of December 17, 2018.

Award Adjustments

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers (as defined in “Security Ownership of Certain Beneficial Owners and Management”) and 2015 Rights Offering, the Committee adjusted the terms of stock options (the “2005 Options”) issued and outstanding under the 2005 Plan (the “Adjustment”). With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option.

2018 Stock Option Repricing

On November 14, 2018, upon the recommendation of the Committee, the Board of Directors approved a repricing (the “Repricing”) of 299,636 unvested stock options (the "Underwater Options") previously issued under the 2015 Plan. Prior to the Repricing, all of the Underwater Options had a per share exercise price in excess of the current fair market value per share of common stock and as such the Board of Directors determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Repricing, the per share exercise price of the Underwater Options were repriced (the “Repriced Options”) to equal $5.00.

The Repriced Options will continue to vest in accordance with their existing vesting schedules. All other material terms and conditions of the Repriced Options will remain the same.

The number of Repriced Options held by Messrs. Siegel, Miller, Conforti, Fisher and Lazear is 95,500, 33,425, 33,425, 33,425 and 33,425, respectively.

2016 Long Term Incentive Plan

On March  9, 2016, the Committee approved awards under the Affinion Group Holdings, Inc. 2016 Long Term Incentive Program (the “2016 LTIP”), which was a performance-based cash incentive award program designed to reward employees based on overall Company performance and intended to foster retention of approximately 66 key employees of the Company and its subsidiaries. The 2016 LTIP was established pursuant to the 2015 Plan. The awards under the 2016 LTIP (the “2016 Awards”) were denominated in terms of a target cash award value and contain both performance-based and time-based vesting terms and conditions as described below. The performance goals underlying the 2016 LTIP were designed to build value and a strong financial foundation for the Company and position the Company for future growth.

In general, 100% of a 2016 Award was subject to time-based vesting conditions and between 50% and 100% of a 2016 Award was subject to performance-based vesting conditions based on the employee’s seniority level. With respect to our named executive officers and any other employee who was a direct report of our Chief Executive Officer, 100% of the amount of the 2016 Award granted to such person was subject to both performance-based and time-based vesting conditions. Other employees who received 2016 Awards have 50% of their 2016 Awards subject to both performance-based vesting and time-based vesting conditions and the remaining 50% of those 2016 Awards was subject to time-based vesting conditions only. The portion of a 2016 Award that was subject to both performance-based and time-based vesting conditions is referred to as a “Performance Award” and the portion of a 2016 Award that was only subject to time-based vesting conditions is referred to as a “Retention Award.”

With respect to the Performance Award portion of the 2016 Award, the actual amount of the Performance Award in which an employee was eligible to vest was based on the level of achievement of certain overall corporate and business unit financial performance goals, as applicable. The Performance Award was also based on certain non-financial performance goals, and if such goals were not attained, the Performance Award could be adjusted downward by up to 20%. The Committee determined the level of attainment of the financial and non-financial performance goals on February 22, 2018 and the actual amount of the Performance Award in which the applicable employee was eligible to vest, but the Committee reserved the right to reassess the actual level of attainment of the non-financial performance goals with respect to fiscal year 2017 and adjust, if at all, the portion of the Performance Award to be paid to each of the eligible employees. The sum of the employee’s Retention Award and the Performance Award is referred to as the “Total Adjusted Award.”

An employee became vested in the Total Adjusted Award based on his or her continued service with the Company. The Total Adjusted Award vested in two installments with 25% vesting on March 15, 2018 and 75% vesting on March 15, 2019 (the “2019 Payment”) and was paid in cash as soon as practicable after each such vesting date, subject to the employee’s continued service with the Company on each applicable vesting date.

Messrs. Siegel, Miller, Conforti, Fisher and Lazear received 2016 LTIP Awards with cash values equal to $1,250,000, $500,000, $500,000, $500,000 and $500,000, respectively, in each case, subject to the performance-based and time-based vesting conditions described above, pursuant to the terms of an award agreement, dated March 15, 2016 (the “2016 LTIP Award Agreement”).

The 2016 LTIP Award Agreement with Mr. Lazear was amended and restated, effective June 1, 2018 (the “A&R 2016 LTIP Award Agreement”). The A&R 2016 LTIP Award Agreement provided that in the event of Mr. Lazear’s termination of employment by the Company without “cause,” he would become fully vested in the Total Adjusted Award as of the date of such termination.

On February 22, 2018, the Committee approved the Total Adjusted Award in which each of the named executive officers was eligible to vest in and on February 22, 2019 the Committee determined the final Total Adjusted Awards each of the named executive officers would receive. The Total Adjusted Award was paid to each of the named executive officers in two installments in March 2018 and March 2019 as follows:

•	For Mr. Siegel: a total award of $709,641, of which $208,718 was paid in 2018 and $500,923 was paid in 2019;
•	For Mr. Miller, a total award of $500,000, of which $125,000 was paid in 2018 and $375,000 was paid in 2019;
•	For Mr. Conforti, a total award of $250,000, of which $62,500 was paid in 2018 and $187,500 was paid in 2019;
•	For Mr. Fisher, a total award of $333,949, of which $83,487 was paid in 2018 and $250,462 was paid in 2019; and
•	For Mr. Lazear, a total award of $416,974, of which $104,243 was paid in 2018 and $312,731 was paid in 2019.

None of the named executive officers, except for Mr. Miller, received the full cash value of the applicable 2016 LTIP Award granted to them in March 2016. However, each of the named executive officers, except for Mr. Siegel, received the full cash value of the 2019 Payment that the applicable executive was deemed eligible to vest in by the Committee in February 2018. Mr. Siegel’s March 2019 Payment was reduced from $626,154 to $500,923 due to 2018 business results. For Messrs. Siegel, Fisher, Lazear, Conforti and Miller, the Total Adjusted Awards were paid at 56.8%, 66.8%, 83.4%, 50% and 100%, respectively, of the 2016 Awards in accordance with the 2016 LTIP performance based conditions or, in the case of Messrs. Conforti and Miller, to strengthen retention of these two employees.

2017 Retention Award Program

On October 23, 2017, the Committee approved the 2017 Retention Award Plan (“2017 Retention Program”), a cash incentive award program that was intended to encourage the retention of certain key employees, which provided for aggregate payments of between approximately $5.9 million and $8.8 million to 94 employees.

The Committee previously approved 2017 Retention Plan awards to (i) Mr. Siegel with a minimum of 75% of bonus target and a maximum of 100% of bonus target, (ii) Mr. Miller with a minimum of 75% of bonus target and a maximum of 100% of bonus target, (iii) Mr. Conforti with a minimum of 50% of bonus target and a maximum of 100% of bonus target, (iv) Mr. Fisher with a minimum of 75% of bonus target and a maximum of 100% of bonus target, and (v) Mr. Lazear with a minimum of 50% of bonus target and a maximum of 100% of bonus target. On February 22, 2018, the Committee approved final 2017 Retention Program award amounts for each of Mr. Siegel, Mr. Miller, Mr. Conforti, Mr. Fisher and Mr. Lazear in the following amounts, respectively: $784,125, $410,000, $295,913, $196,031 and $268,000. Each of the named executive officers became vested in these awards on June 15, 2018 and was paid the awards immediately following such date.

2018 Savings Incentive Program

On November 14, 2018, upon the recommendation of the Committee, the Board of Directors approved the terms and establishment of a savings success bonus program (the “Success Bonus Program”), a cash incentive award program intended to reward the successful accomplishment of certain cost savings initiatives and foster retention of key employees of the Company. The aggregate total Success Bonus Program award that is payable is $6.5 million. The Committee approved Success Bonus Program target award amounts for each of Mr. Miller, Mr. Conforti, Mr. Fisher and Mr. Lazear in the following amounts, respectively: $1,500,000, $750,000, $500,000 and $750,000. Mr. Siegel is not eligible to receive a Success Bonus Program award.

The Success Bonus Program awards will vest in three equal installments upon the accomplishment of certain cost savings initiatives as of the end of the first quarter of fiscal year 2019, the fourth quarter of fiscal year 2019 and the second quarter of fiscal year 2020, respectively. The vesting dates will be upon certification of the achievement of such accomplishments by the Committee as soon as practicable following the end of the applicable fiscal year quarter. Each installment of the Success Bonus Program will be paid within 30 days of the applicable vesting date. Vesting is conditioned upon the award recipient’s continued employment on the applicable vesting date. The Board of Directors shall have discretion to award all or a portion of such awards in the event such performance criteria are not achieved.

Retirement Benefits

Our U.S.-based named executive officers (Mr. Siegel, Mr. Miller, Mr. Fisher and Mr. Lazear) are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service. We match 100% of the first 4% of each employee’s pay that is contributed to the Employee Savings Plan. All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution. The Company makes mandatory contributions to a pension plan and executive pension/health fund plan on behalf of Mr. Conforti.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2016, 2017 and 2018 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Miller, Conforti, Fisher and Lazear. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Siegel, Miller, Fisher or Lazear is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, or (ii) in the case of either of Mr. Miller, Mr. Fisher or Mr. Lazear, 100% of the sum of their respective annual base salary and target bonus.  If the employment of any of Messrs. Siegel, Miller, Fisher or Lazear terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of base salary.

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

Amendment to Employment Agreement

Effective as of June 26, 2018, the Company amended Mr. Siegel’s employment agreement to (i) provide that with respect to 2018, he is entitled to receive the 2018 Guaranteed Bonus described above, which shall be payable on or about April 19, 2019, subject to his continued employment with us on such payment date except as described below and (ii) increase his annual base salary to $875,000, effective July 1, 2018. In the event Mr. Siegel’s employment is terminated by us without “cause” (including as a result of our non-renewal of the agreement), due to death or disability or he terminates his employment with us for “good reason” and in the event such termination of employment occurs prior to the payment of the 2018 Guaranteed Bonus, he will be entitled to receive the payment of the 2018 Guaranteed Bonus, at the same time that the 2018 Guaranteed Bonus is otherwise payable.

In addition, under the amended employment agreement, Mr. Siegel was entitled to receive a one-time lump sum special bonus equal to $5,000,000, which was paid by July 16, 2018; provided, that, (x) in the event he terminates his employment with us without “good reason” prior to June 30, 2021, he must repay us the gross amount of the special bonus no later than 60 days following such termination and (y) (A) he will only be entitled to receive grants of equity and equity-based incentive compensation, on or after July 1, 2018, equal to 50% of the proposed aggregate grant date fair value of any such awards until such time as the cumulative aggregate reduced grant date fair value of any such equity or equity-based incentive compensation granted to him equals the full after-tax amount of the special bonus or (B) if mutually agreed by Mr. Siegel and the Committee, with respect to any equity or equity-based awards granted to him on or after July 1, 2018 (the “Equity Awards”), 50% of the amount of the after-tax compensation recognized by him related to the Equity Awards will be reduced by an amount that equals the net after-tax special bonus (or he and the Committee may mutually agree to effectuate the foregoing in a more tax-efficient manner).

2019 Actions

Approval of 2019 Stock Option Grant

On November 14, 2018, upon the recommendation of the Committee, the Board of Directors approved an aggregate grant of 827,000 new stock options under the 2015 Plan. The Board of Directors approved that Messrs. Siegel, Miller, Conforti, Fisher and Lazear be awarded the following number of options, respectively, under the 2015 Plan: 150,000, 150,000, 75,000, 40,000 and 75,000 stock options. As of the date of this filing, no such options have been awarded. In the event the options are granted, such options will vest in four equal installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service with us or our affiliate on the applicable vesting date.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2018 named executive officers for the fiscal years ended December 31, 2018, 2017 and 2016, to the extent that each of the 2018 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	Salary ($)(1)	($)(2)	($)(3)	($)(3)	($)(4)	Earnings ($)	($)(5)		($)
Todd H. Siegel	2018	$745,000	$2,096,625	$—	$54,435	$208,718	$—	$28,512	(6)	$3,133,290
Chief Executive Officer	2017	$615,000	$475,000	$—	$—	$—	$—	$27,919		$1,117,919
	2016	$615,000	$1,305,250	$—	$1,785,850	$—	$—	$27,902		$3,734,002

Gregory S. Miller	2018	$440,000	$410,000	$—	$19,052	$125,000	$—	$28,512	(7)	$1,022,564
Executive Vice President, Chief Operating Officer and	2017	$410,000	$125,000	$—	$—	$—	$—	$28,312		$563,312
Chief Financial Officer	2016	$410,000	$494,000	$—	$625,048	$—	$—	$28,094		$1,557,142

Michele Conforti (8)	2018	$417,475	$295,913	$—	$19,052	$62,500	$—	$238,883	(9)	$1,033,823
President and Managing Director,	2017	$398,429	$125,000	$—	$—	$—	$—	$258,861		$782,290
Global Customer Engagement	2016	$367,326	$452,300	$—	$625,048	$—	$—	$162,405		$1,607,079

Brian J. Fisher	2018	$321,250	$196,031	$—	$19,052	$83,487	$—	$23,937	(10)	$643,757
Executive Vice President and
General Counsel

Scott Lazear	2018	$342,500	$268,000	$—	$19,052	$104,243	$—	$27,067	(11)	$760,862
Executive Vice President and Chief	2017	$334,615	$125,000	$—	$—	$—	$—	$28,312		$487,927
Commercial Officer, Loyalty and Engagement Americas	2016	$320,000	$383,400	$—	$625,048	$—	$—	$28,094		$1,356,542

(1)

Mr. Siegel’s annual base salary was $615,000 prior to July 1, 2018 and increased to $875,000, effective July 1, 2018. Mr. Miller’s annual base salary was $410,000 prior to April 1, 2018 and increased to $450,000, effective April 1, 2018. Mr. Conforti’s annual base salary was €349,856 prior to January 1, 2018 and increased to €352,376, effective January 1, 2018. Mr. Fisher’s annual base salary was $310,000 prior to April 1, 2018 and increased to $325,000, effective April 1, 2018. Mr. Lazear’s annual base salary was $340,000 prior to October 1, 2018 and increased to $350,000, effective October 1, 2018.

(2)

For 2018, the amounts in column (d) reflect, for each named executive officer, the value awards under the 2017 Retention Award Program paid to each of the named executive officers in June 2018. For Mr. Siegel, the amount in column (d) also reflects the 2018 Guaranteed Bonus in the amount of $1,312,500, which shall be payable on or about April 19, 2019, subject to his continued employment with us on such payment date. The annual bonuses payable to the named executive officers other than Mr. Siegel with respect to their performance in fiscal year 2018, if any, have not yet been determined. It is anticipated that such determination will be made by May 2019.

(3)

Amounts reported in column (f) for each of the named executive officers reflect the incremental fair value of the unvested option awards granted to the named executive officers in 2016 and computed in accordance with FASB ASC Topic 718 in connection with the repricing of the unvested option awards. For additional information relating to assumptions made by the Company in valuing these awards, see Note 15—Share-Based Compensation in the audited consolidated financial statements included elsewhere herein.

(4)	For 2018, the amounts in column (g) reflect, for each named executive officer, the awards under the 2016 LTIP paid to each of the named executive officers in March 2018.
(5)

The amounts shown in column (i) reflect, for Mr. Siegel, Mr. Miller, Mr. Fisher and Mr. Lazear, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above). For 2018 such amounts were $11,000 for Mr. Siegel, $11,000 for Mr. Miller, $6,425 for Mr. Fisher and $11,000 for Mr. Lazear. Also included in this column are the value of long term disability insurance premiums imputed to these executive officers (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(6)   Includes an automobile allowance for 2018 equal to $17,340.

(7)	Includes an automobile allowance for 2018 equal to $17,340.
(8)

Mr. Conforti is based in the United Kingdom and his cash compensation is generally paid to him in Euros rather than United States dollars. Amounts reported are based on an average conversion rate for 2018, which was $1.1815 United States dollars for each one Euro.

(9)	Includes a company car allowance for 2018 equal to $7,643, a company contribution to pension plan equal to $214,198 and an executive pension / health fund contribution equal to $17,042.
(10)	Includes an automobile allowance for 2018 equal to $17,340.
(11)	Includes an automobile allowance for 2018 equal to $15,895.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2018

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2018. No new stock or option awards were granted to our named executive officers in 2018, but unvested option awards granted to our named executive officers in 2016 were repriced in 2018.

Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					All Other
					Option	Exercise	Grant
					Awards	or Base	Date Fair
					Number of	Price of	Value of
					Securities	Option	Option
		Threshold		Maximum	Underlying	Awards	Awards
Name (1)	Grant Date	($)	Target ($)	($)	Options (#)(2)	($/share)	($)(3)
Todd H. Siegel	11/14/2018	$—	$—	$—	95,500	$5.00	$54,435
Gregory S. Miller	11/14/2018	$—	$—	$—	33,425	$5.00	$19,052
Michele Conforti	11/14/2018	$—	$—	$—	33,425	$5.00	$19,052
Brian J. Fisher	11/14/2018	$—	$—	$—	33,425	$5.00	$19,052
Scott Lazear	11/14/2018	$—	$—	$—	33,425	$5.00	$19,052

(1)

On March 9, 2016, Messrs. Siegel, Miller, Conforti, Lazear and Fisher received options to purchase 191,000, 66,850, 66,850, 66,850 and 66,850 shares of Affinion Holdings’ common stock, respectively, at an exercise price equal to $13.97 per share. The options granted to our named executive officers vest in four equal installments on each of the first four anniversaries of the grant date. On November 14, 2018, the options that had not yet vested as of such date were repriced. The per share exercise price of the repriced options is equal to $5.00.

(2)	Represents the number of options granted to each of the named executive officers in 2016 that were repriced in 2018.
(3)

Represents the incremental fair value computed in accordance with FASB ASC Topic 718 of the unvested option awards granted to the named executive officers in connection with the repricing of the unvested options. For additional information relating to assumptions made by the Company in valuing these awards, see Note 15—Share-Based Compensation in the audited consolidated financial statements included elsewhere herein.

2018 CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K of the Exchange Act (“Item 402(u)”), we are providing the following information about the relationship of the annual total compensation of our Chief Executive Officer, Mr. Siegel, and the annual total compensation of our employees for 2018 (our “CEO pay ratio”). Our pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u).

The ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees for 2018 was 84.2 to 1. This ratio was based on the following:

•	the annual total compensation of our Chief Executive Officer, determined as described above, was $3,133,290; and
•	the median of the annual total compensation of all of our employees (other than our Chief Executive Officer) was $37,220.

We selected December 31, 2018 (the “determination date”), which is within the last three months of 2018, as the date upon which we would identify the “median employee.”

The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our Chief Executive Officer). We identified the median employee by examining the total cash compensation (i.e., base salary/wages and overtime pay, plus actual annual cash incentive compensation (annual bonus)) in 2018 of each individual other than the Chief Executive Officer who was employed by us on the determination date. We determined that, as of December 31, 2018, the date we selected to identify the median employee, our total employee population consisted of approximately 3,400 individuals working for Affinion. We included all employees, whether employed on a full-time, part-time, or seasonal basis, except for 17 employees located in South Africa (the “South African Employees”) and 326 employees who became employees as a result of the acquisition of Tavisca Solutions Private Limited in 2018, who can be excluded in accordance with SEC rules. The South African Employees make up a de minimis percentage of our employee population equal to less than five percent of the total number of employees who are non-U.S. employees. The total number of U.S. and non-U.S. employees used to determine this de minimis percentage was 3,400.

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

•	We did not make any cost-of-living adjustments in identifying the median employee.

We believe that the use of total annual cash compensation for all employees in 2018 is a consistently applied compensation measure because of the geographical distribution of our employee population, which causes us to use a variety of pay elements to structure the compensation arrangements of our employees.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $37,220.

With respect to the annual total compensation of our Chief Executive Officer, in accordance with SEC rules, we included the amount reported for Mr. Siegel in the “Total” column for 2018 in the Summary Compensation Table included in this Form 10-K.

Employment and Separation Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel served as an Executive Vice President and our Chief Financial Officer until September 20, 2012, at which time he was promoted to Chief Executive Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a Committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer, increased to $600,000 in connection with his promotion to Chief Executive Officer and again increased to $615,000 on February 27, 2015. Mr. Siegel is also eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Effective as of June 26, 2018, the Company amended Mr. Siegel’s employment agreement to (i) provide that with respect to 2018, he is entitled to receive a bonus in the amount of $1,312,500, which shall be payable on or about April 19, 2019, subject to his continued employment with us on such payment date except as described below and (ii) increase his annual base salary to $875,000, effective July 1, 2018. In addition, under the amended employment agreement, Mr. Siegel was entitled to receive a one-time lump sum special bonus equal to $5,000,000, which was paid by July 16, 2018; provided, that, (x) in the event he terminates his employment with us without “good reason” prior to June 30, 2021, he must repay us the gross amount of the special bonus no later than 60 days following such termination and (y) (A) he will only be entitled to receive grants of equity and equity-based incentive compensation, on or after July 1, 2018, equal to 50% of the proposed aggregate grant date fair value of any such awards until such time as the cumulative aggregate reduced grant date fair value of any such equity or equity-based incentive compensation granted to him equals the full after-tax amount of the special bonus or (B) if mutually agreed by Mr. Siegel and the Committee, with respect to any Equity Awards, 50% of the amount of the after-tax compensation recognized by him related to the Equity Awards will be reduced by an amount that equals the net after-tax special bonus (or he and the Committee may mutually agree to effectuate the foregoing in a more tax-efficient manner).

Gregory S. Miller. Effective as of December 16, 2013, we entered into an employment agreement with Mr. Miller pursuant to which he has served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from January 20, 2014 through January 20, 2016. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Miller’s annual base salary is $410,000 and his annual target bonus is 100% of base salary. Effective on April 1, 2018, Mr. Miller’s annual base salary was increased to $450,000. Effective November 14, 2018, Mr. Miller was appointed to Chief Operating Officer in addition to his duties as Executive Vice President, Chief Financial Officer.

Michele Conforti. Effective as of May 14, 2007, we entered into an employment agreement with Mr. Conforti pursuant to which he served as Executive Vice President and Chief Financial Officer, Affinion International. Effective March 1, 2014, Mr. Conforti was promoted to the role of President and Managing Director, Affinion International and his annual target bonus was increased to 75% of salary. Effective October 25, 2015, Mr. Conforti assumed the role of President and Managing Director, Global Customer Engagement. Effective April 1, 2016, Mr. Conforti’s base salary was increased by 5% from €333,196 to €349,856 and his annual target bonus was increased from 75% to 100% of base salary. Effective January 1, 2018, Mr. Conforti’s base salary was increased by less than a percent from €349,856 to €352,376.

Brian J. Fisher.  Effective as of December 27, 2014, we entered into an employment agreement with Mr. Fisher pursuant to which he has served as Executive Vice President and General Counsel. The initial term of the employment agreement was from December 27, 2014 through December 27, 2015. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Fisher’s annual base salary is $275,000 and his annual target bonus is 75% of base salary. Effective April 1, 2017, Mr. Fisher’s annual base salary was increased to $310,000. Effective April 1, 2018, Mr. Fisher’s annual base salary was further increased to $325,000.

Scott Lazear.  Effective as of December 27, 2014, we entered into an employment agreement with Mr. Lazear pursuant to which he served as Executive Vice President and President, Connexions Loyalty. Effective as of June 1, 2017, Mr. Lazear ceased to serve as President, Connexions Loyalty, and was appointed to serve as Executive Vice President and Chief Business Development Officer. Effective July 24, 2018, Mr. Lazear was appointed to serve as Executive Vice President and Chief Commercial Officer, Loyalty and Engagement Americas and ceased to serve as Chief Business Development Officer.

The Company amended and restated his employment agreement, effective June 1, 2017. The amended and restated agreement generally retained the terms of Mr. Lazear’s prior employment agreement with the Company. The initial term of the amended and restated agreement expired on June 1, 2018. After the initial term, the amended and restated agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under his prior employment agreement, Mr. Lazear’s annual base salary was $300,000 and his annual target bonus is 100% of base salary. Effective as of April 1, 2015, Mr. Lazear’s annual base salary was increased to $320,000. Effective April 1, 2017, Mr. Lazear’s annual base salary was increased to $340,000. Effective October 1, 2018, Mr. Lazear’s annual base salary was further increased to $350,000.

Restrictive Covenants. Each of the named executive officers is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Shareholders Agreement, to the extent applicable. As to Messrs. Siegel, Miller, Fisher and Lazear, they are prohibited from soliciting our employees, customers, suppliers, and licensees for three years following his termination of employment and prohibited from competing with us and our affiliates for two years following termination of employment. As to Mr. Conforti, he is prohibited from competing with us and our affiliates for one year following his termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

Stock Incentive Plans

2015 Plan

On November 9, 2015, the Board of Directors adopted, and the shareholders of Affinion Holdings approved, the 2015 Plan, under which employees, directors and other service providers of Affinion Holdings and its affiliates are eligible to receive awards in respect of Affinion Holdings’ common stock. The rationale for the 2015 Plan is to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. No additional grants may be made under the 2005 Plan, the 2007 Plan, or the Webloyalty Plan.

The Board of Directors previously authorized a number of shares of Affinion Holdings’ common stock for grants under the 2015 Plan equal to 10% of the aggregate number of shares of Affinion Holdings’ common stock outstanding as of November 9, 2015, on a fully diluted basis. On November 14, 2018, upon the recommendation of the Committee, the Board of Directors adopted the Plan Amendment to amend the 2015 Plan to increase the aggregate cap on common stock that may be issued to employees and directors of Affinion Holdings’ from 10% of Affinion Holdings’ common stock to 15% of Affinion Holdings’ common stock (on a fully diluted basis, but excluding vested and unvested Affinion Holdings’ common stock and options or other rights to acquire Affinion Holdings’ common stock issued under the 2015 Plan). The amendment was effective as of December 17, 2018.

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after November 9, 2025.

The Committee (or the Board of Directors acting as the Committee) administers the 2015 Plan and has the power to grant awards under the 2015 Plan, select eligible persons to receive awards under the 2015 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the 2015 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2015 Plan. In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2015 Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

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

In the event of a change in control of Affinion Holdings, Affinion Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by the Committee and evidenced by an award agreement. Affinion Holdings may amend or terminate the 2005 Plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

Both time and performance-based vesting options have been awarded under the 2005 Plan. On April 1, 2014, the Company modified approximately 2.1 million of the outstanding options under the 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

Award Adjustment

On November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of stock options (the “2005 Options”) issued and outstanding under the 2005 Plan. With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option.

2018 Stock Option Repricing

On November 14, 2018, upon the recommendation of the Committee, the Board of Directors approved the Repricing described above with respect to Underwater Options previously issued under the 2015 Plan. Prior to the Repricing, all of the Underwater Options had a per share exercise price in excess of the current fair market value per share of common stock and as such the Board of Directors determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Repricing, the per share exercise price of the Underwater Options were repriced to equal $5.00.

The Repriced Options will continue to vest in accordance with their existing vesting schedules. All other material terms and conditions of the Repriced Options will remain the same.

Each of Messrs. Siegel, Miller, Conforti, Fisher and Lazear held the following number of Repriced Options, respectively, 95,500, 33,425, 33,425, 33,425 and 33,425.

2015 Retention Award Program

On March 16, 2015, the Committee approved the 2015 Retention Award Program (“2015 Retention Program”), an equity and cash incentive award program that was intended to encourage the retention of certain key employees. The Committee approved 2015 Retention Program grants to Mr. Siegel with a fair market value of $1,900,000, Mr. Miller of $500,000, Mr. Conforti of $500,000, Mr. Fisher of $500,000, and Mr. Lazear of $500,000. Fifty percent of each employee’s 2015 Retention Program award was denominated in stock units and the remaining fifty percent was denominated in cash.

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

2016 Long Term Incentive Plan

On March 9, 2016, the Committee approved the 2016 LTIP, a cash incentive award program. The 2016 LTIP was subject to certain performance-based vesting and time-based vesting conditions. The actual amount of the LTIP award in which a participant was eligible to vest was determined based on the achievement of certain overall corporate and business unit financial and non-financial performance goals, which were assessed following the completion of the 2018 fiscal year. The participant became vested in the LTIP award in two installments with 25% vesting on March 15, 2018 and 75% vesting on March 15, 2019, subject to the employee’s continued employment on those dates. Each of the installments of the LTIP award was paid as soon as practicable following the applicable vesting dates.

The Committee approved and paid the following Total Adjusted Award or each of the named executive officers as follows:

•	For Mr. Siegel: a total award of $709,641, of which $208,718 was paid in 2018 and $500,923 was paid in 2019;
•	For Mr. Miller, a total award of $500,000, of which $125,000 was paid in 2018 and $375,000 was paid in 2019;
•	For Mr. Conforti, a total award of $250,000, of which $62,500 was paid in 2018 and $187,500 was paid in 2019;
•	For Mr. Fisher, a total award of $333,949, of which $83,487 was paid in 2018 and $250,462 was paid in 2019; and
•	For Mr. Lazear, a total award of $416,974, of which $104,243 was paid in 2018 and $312,731 was paid in 2019.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2018. As described above, on November 9, 2015, in connection with the consummation of the 2015 Exchange Offers and 2015 Rights Offering, the Committee adjusted the terms of the 2005 Options. With respect to each of the 2005 Options, for each share of Class A Common Stock originally underlying the 2005 Option, the award was converted to an option (the “Converted Option”) to acquire 0.003775 shares of Class C Common Stock and 0.003974 shares of Class D Common Stock. In addition, the exercise price of each 2005 Option was adjusted such that the aggregate exercise price and the aggregate spread of the 2005 Option equals the aggregate exercise price and the aggregate spread of the Converted Option. All numbers in this table relating to the 2005 Options have been adjusted to reflect the foregoing.

	Option Awards								Stock Awards
(a)	(b)			(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
												Equity Incentive
											Equity Incentive	Plan Awards:
											Plan Awards:	Market or
						Equity					Number of	Payout
						Incentive Plan			Number of	Market Value	Unearned	Value of
	Number of			Number of		Awards: Number			Shares or	of Shares or	Shares,	Unearned
	Securities			Securities		of Securities			Units of	Units of	Units	Shares, Units
	Underlying			Underlying		Underlying	Option		Stock	Stock That	or Other	or Other
	Unexercised			Unexercised		Unexercised	Exercise	Option	That Have	Have Not	Rights That	Rights That
	Options (#)			Options (#)		Unearned Options	Price($)	Expiration	Not	Vested	Have Not	Have Not
Name	Exercisable (1)(2)			Unexercisable (2)		(#)	(2)(3)(4)	Date	Vested (#)	($)	Vested	Vested
Todd H. Siegel	493	Class C	(Tranche A )	—		—	$147.12	4/1/2024	—	—	—	—
	519	Class D	(Tranche A )	—		—	$147.12	4/1/2024	—	—	—	—
	246	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	259	Class D	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	246	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	258	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	95,500	Common stock				—	$13.97	3/9/2026	—	—	—	—
	—			95,500	Common stock	—	$5.00	3/9/2026	—	—	—	—

Gregory S. Miller	33,425	Common stock				—	$13.97	3/9/2026	—	—	—	—
	—			33,425	Common stock		$5.00	3/9/2026	—	—	—	—
											—	—
Michele Conforti	79	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	83	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	39	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	41	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—	—	—	—
	39	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	41	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	33,425	Common stock				—	$13.97	3/9/2026	—	—	—	—
	—			33,425	Common stock	—	$5.00	3/9/2026	—	—	—	—

Brian J. Fisher	26	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	27	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	13	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	14	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—	—	—	—
	13	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	14	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	33,425	Common stock		—		—	$13.97	3/9/2026	—	—	—	—
	—			33,425	Common stock	—	$5.00	3/9/2026	—	—	—	—

Scott Lazear	53	Class C	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	56	Class D	(Tranche A)	—		—	$147.12	4/1/2024	—	—	—	—
	27	Class C	(Tranche B)	—		—	$147.12	4/1/2024	—	—	—	—
	28	Class D	(Tranche B )	—		—	$147.12	4/1/2024	—	—	—	—
	26	Class C	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	28	Class D	(Tranche C)	—		—	$147.12	4/1/2024	—	—	—	—
	33,425	Common stock				—	$13.97	3/9/2026	—	—	—	—
	—			33,425	Common stock		$5.00	3/9/2026	—	—	—	—

(1)

Options listed under column (b) are fully vested as of December 31, 2018. They may expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.

(2)

On March 9, 2016, the Committee approved grants of stock options under the 2015 Plan to each of our named executive officers. Messrs. Siegel, Miller, Conforti, Fisher and Lazear received options to purchase 191,000, 66,850, 66,850, 66,850 and 66,850 shares of Affinion Holdings’ common stock, respectively, at an exercise price equal to $13.97 per share. The options granted to our named executive officers vest in four equal installments on each of the first four anniversaries of the grant date. On November 14, 2018, the options that had not yet vested as of such date were repriced. The per share exercise price of the repriced options is equal to $5.00.

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

OPTION EXERCISES AND STOCK VESTED

During fiscal year 2018, there were no options exercised or vesting of stock by any of our named executive officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2018. The amount of compensation payable to each named executive officer upon termination for “good reason,” retirement, termination without “cause,” the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2018, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•non-equity incentive compensation earned during the fiscal year of termination; and

•amounts earned and contributed under our Employee Savings Plan.

In addition, Mr. Conforti will be entitled to the benefits set forth in the following table.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he will continue to be able to exercise vested options granted under Affinion Holdings’ 2015 Plan for ninety days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements). In addition, Mr. Conforti will be entitled to the benefits set forth in the following tables.

Payments Made Upon Termination due to Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination, Generally” and “Payments Made Upon Retirement” above, Messrs. Siegel, Miller, Conforti, Fisher and Lazear will receive benefits under our disability plan or payments under our life insurance plan, as applicable, and as set forth in the following tables.

Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”

Pursuant to the executives’ employment agreements, if an executive’s employment is terminated “without cause,” or if the executive terminates employment in certain circumstances defined in the agreements with Messrs. Siegel, Miller, Fisher and Lazear that constitute “good reason,” the applicable named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.

“Good reason” generally means: (i) our material failure to fulfill our obligations under the executive’s employment agreement; (ii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities; (iii) a reduction in the executive’s annual base salary or target bonus (excluding any reduction related to a broader compensation reduction that is not limited to executive specifically and that is not more than 10% in the aggregate or any reduction to which the executive consents); or (iv) the relocation of the executive’s primary office to a location more than 35 miles from his current work location. We have a 30-day cure right following timely notice from the executive of any event constituting “good reason.”

Under the agreements with Messrs. Siegel, Miller, Fisher and Lazear, “cause” generally means: the executive’s (i) conviction of a felony or a crime of moral turpitude; (ii) conduct that constitutes fraud or embezzlement; (iii) willful misconduct or willful gross neglect; (iv) continued willful failure to substantially perform his duties; or (v) his material breach of his employment agreement. The executive has certain cure rights with respect to the acts set forth in (iv) and (v). Under the agreement with Mr. Conforti, “cause” generally means that he is guilty of gross misconduct, gross negligence or is in material breach of one of the terms of his employment.

Each of Messrs. Siegel, Miller, Fisher and Lazear is only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment. Mr. Conforti is entitled to a lump sum payment equal to six months of his base salary on any termination of employment as compensation for the non-competition covenant provided in his agreement; provided, that, in the event that he fails to comply with such non-competition covenant he must repay the Company a sum equal to twelve months of his annual base salary.

Payment of severance to Messrs. Siegel, Miller, Fisher and Lazear is conditioned on the named executive officer or such executive officer’s legal representative executing a separation agreement and general release of claims against us and our affiliates.

Todd H. Siegel

In the event Mr. Siegel’s employment is terminated by us without “cause” (including as a result of our non-renewal of the agreement) or he terminates his employment with us for “good reason,” he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments of termination of an amount equal to 200% of the aggregate amount of his annual base salary and target bonus (the “severance payments”) and in the event such termination of employment occurs prior to the payment of the 2018 Guaranteed Bonus, the payment of the 2018 Guaranteed Bonus, at the same time that the 2018 Guaranteed Bonus is otherwise payable. The first quarterly installment of the severance payments will commence on the last day of the calendar quarter immediately following the termination and the remaining quarterly installments being paid on the last day of each of the five quarters thereafter.

If Mr. Siegel’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary and in the event such termination of employment occurs prior to the payment of the 2018 Guaranteed Bonus, the payment of the 2018 Guaranteed Bonus, at the same time that the 2018 Guaranteed Bonus is otherwise payable. In the event Mr. Siegel violates any of the restrictive covenants he will have no further right to receive any severance payments. The “Annual Incentive Plan” value listed below includes the amount of such 2018 Guaranteed Bonus.

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2018 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$3,937,500	$3,937,500	$1,312,500	$1,312,500	—
Cash Severance	—	—	—	$1,750,000	$1,750,000	$875,000	$875,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Gregory S. Miller

In the event Mr. Miller’s employment is terminated by us without “cause” (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for “good reason,” he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Miller’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Miller violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Miller’s employment on December 31, 2018 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$450,000	$450,000	—	—	—
Cash Severance	—	—	—	$450,000	$450,000	$450,000	$450,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Michele Conforti

In the event Mr. Conforti’s employment is terminated by us without “cause,” he will be entitled to six months of notice and under the severance provisions of the employment agreement to a payment equal to six months of his base salary, subject to reduction in the event he receives any payment in lieu of notice. In addition, in the event of any termination of employment, he will be entitled to receive an additional lump sum payment equal to six months of his base salary on his termination of employment as compensation for the non-competition covenant provided in his agreement; provided, that, in the event that he fails to comply with such non-competition covenant he must repay the Company a sum equal to twelve months of his annual base salary.

The following table shows the potential payments upon termination of Mr. Conforti’s employment on December 31, 2018 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	—	—	—	—	—
Cash Severance (1)	$200,758	$200,758	$200,758	$401,516	$200,758	$200,758	$200,758	$—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

(1)

Mr. Conforti is based in the United Kingdom. It is anticipated that any severance payable to him on his termination of employment will generally be paid to him in Euros rather than United States dollars. Amounts reported are based on the December 31, 2018 conversion rate, which was $1.144 United States dollars for each one Euro.

Brian J. Fisher

In the event Mr. Fisher’s employment is terminated by us without “cause” (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for “good reason,” he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Fisher’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Fisher violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Fisher’s employment on December 31, 2018 under the circumstances described above:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$243,750	$243,750	—	—	—
Cash Severance	—	—	—	$325,000	$325,000	$325,000	$325,000	—
Long-Term Incentive Compensation:
Stock Options	—	—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

Scott Lazear

In the event Mr. Lazear’s employment is terminated by us without “cause” (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for “good reason,” he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Lazear’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lazear violates any of the restrictive covenants he will have no further right to receive any severance payments.

In addition, under the A&R 2016 LTIP Award Agreement, in the event of Mr. Lazear’s termination of employment by the Company without “cause,” he would have become fully vested in the Total Adjusted Award as of the date of such termination.

The following table shows the potential payments upon termination of Mr. Lazear’s employment on December 31, 2018 under the circumstances described above and assumes the Total Adjusted Award that was payable to him under the A&R LTIP Award Agreement would be paid at target:

				Termination	Termination
Executive Benefit	Voluntary	Early	Normal	Without	for Good			Change of
and Payments Upon Separation	Termination	Retirement	Retirement	Cause	Reason	Disability	Death	Control
Compensation:
Annual Incentive Plan	—	—	—	$350,000	$350,000	—	—	—
Cash Severance	—	—	—	$350,000	$350,000	$350,000	$350,000	—
2016 LTIP	—	—	—	$375,000	—	—	—	—
Long-Term Incentive Compensation:
Stock Options		—	—	—	—	—	—	—
Benefits & Perquisites:
Savings Plan	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	—

DIRECTOR COMPENSATION

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of the Board of Directors. The members of the Board of Directors also serve on the board of directors of Affinion for no additional compensation.

Director Compensation

We provide each of our non-employee directors with annual cash compensation equal to $100,000, which is payable in equal quarterly installments. Members of the audit committee are eligible to receive an additional $30,000 annually, payable in equal quarterly installments. Members of the Committee are eligible to receive an additional $25,000 annually, payable in equal quarterly installments. Mr. Palter is also eligible to receive $50,000 annually, payable in equal quarterly installments, for serving as chairman of the Board of Directors and $25,000 annually, payable in equal quarterly installments, for serving as chairman of the Committee. Mr. Frier is also eligible to receive $25,000 annually, payable in quarterly installments, for serving as the chairman of the audit committee. In addition, Mr. Frier received a one-time payment equal to $20,000 for his service as chairman of the special committee and Mr. Vondrasek received a one-time payment equal to $10,000 for his service as a member of the special committee.

Directors who are our employees receive no further compensation for their service as directors. All non-employee directors were eligible to receive $70,000 in restricted stock unit awards annually. On April 25, 2018, the Board approved an increase of $20,000 in the value of the equity each non-employee director is entitled to receive annually, increasing such amount from $70,000 to $90,000, however, no such awards were granted in 2018.

The table below summarizes the compensation paid by us and earned or accrued by directors for the fiscal year ended December 31, 2018.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Change in
				Pension
	Fees			Value and
	Earned or			Deferred
	Paid in	Stock	Option	Compensation	All Other
Name (1)	Cash ($)	Awards ($)	Awards ($)	Earnings ($)	Compensation ($)	Total ($)
Gilbert S. Palter (2)	$187,500	$—	$—	$—	$—	$187,500
Rick P. Frier (3)	$175,000	$—	$—	$—	$—	$175,000
Mark R. Vondrasek (4)	$128,750	$—	$—	$—	$—	$128,750
Christophe Browne (5)	$130,000	$—	$—	$—	$—	$130,000
Austin Camporin (6)	$118,750	$—	$—	$—	$—	$118,750
Michael Iaccarino (7)	$130,000	$—	$—	$—	$—	$130,000

(1)

Mr. Siegel, our Chief Executive Officer, is not included in this table as he is our employee and receives no compensation for his services as a director. The compensation received by Mr. Siegel is shown in the Summary Compensation Table.

(2)

Mr. Palter’s fees include an amount equal to $50,000 for his service as chairman of the Board of Directors, an amount equal to $18,750 for his service on the Committee and an additional amount equal to $18,750 for his service as chairman of the Committee. His fees for his service on the Committee reflect that fees were not payable for service on the Committee for the first quarter of 2018 as the Committee did not meet during that quarter.

(3)

Mr. Frier’s fees include an amount equal to $25,000 for his service as chairman of the Audit Committee, an amount equal to $30,000 for his service on the audit committee and a one-time payment equal to $20,000 for his service as chairman of the special committee.

(4)

Mr. Vondrasek’s fees include an amount equal to $18,750 for his service on the Committee and a one-time payment equal to $10,000 for his services as a member of the special committee. His fees for his service on the Committee reflect that fees were not payable for service on the Committee for the first quarter of 2018 as the Committee did not meet during that quarter.

(5)	Mr. Browne’s fees include an amount equal to $30,000 for his service on the Audit Committee.
(6)

Mr. Camporin’s fees include an amount equal to $18,750 for his service on the Committee. His fees for his service on the Committee reflect that fees were not payable for service on the Committee for the first quarter of 2018 as the Committee did not meet during that quarter.

(7)	Mr. Iaccarino’s fees include an additional amount equal to $30,000 for his service on the Audit Committee.

Narrative to Director Compensation Table

Restricted Stock Unit Agreement

No restricted stock unit award was granted to any of the non-employee directors in 2018. Restricted stock units were granted to each of the non-employee directors other than Mr. Browne and to Metro SPV LLC, an entity affiliated with Mr. Browne, in 2017 under the terms of the applicable award agreement and the 2015 Plan and were reported in the Director Compensation Table for fiscal year 2017. Such restricted stock units became fully vested as of December 31, 2017 and will be settled by the delivery of one share of common stock to the applicable director or entity on the earlier to occur of (A) a “Change in Control” (as defined in the restricted stock unit agreement) or (B) the third anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

During 2018, the members of the Committee consisted of Messrs. Vondrasek, Palter and Camporin. During 2018, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ New Common Stock as of April 10, 2019 by (i) each person known to beneficially own more than 5% of the New Common Stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the board of directors of Affinion Holdings and (iv) all of our executive officers and members of the board of directors of Affinion Holdings as a group.

The amounts and percentages of New Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities, in accordance with Rule 13d-3 under the Exchange Act. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

On April 10, 2019, Affinion Holdings completed the 2019 Exchange Offer, the issuance of New Notes and New Common Stock pursuant to the Investor Purchase Agreement and the 2019 Rights Offering. In connection with the 2019 Exchange Offer and pursuant to the Investor Purchase Agreement, the Company issued 725,678 shares of Class M Common Stock, which were converted immediately following the consummation of the 2019 Exchange Offer as a result of the Merger into 725,678 shares of New Common Stock of Affinion Holdings, as well as 10,522,940 New Penny Warrants to acquire shares of New Common Stock at an exercise price of $0.000001 per share in lieu of New Common Stock and 1,249,808 New Investor Warrants to acquire shares of New Common Stock at an exercise price of $67.12 per share.

For a description of director nomination rights, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Shareholders in Connection with the 2015 Transactions.”

Information regarding holders of New Common Stock is based on the share register maintained by the transfer agent and provided to the Company.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of New Common Stock shown as beneficially owned by them.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
Elliott Entities(a)	144,409	19.9%
Mudrick Entities(b)	144,409	19.9%
Metro SPV(c)	144,409	19.9%
Empyrean Entities(d)	144,409	19.9%
Corbin Entities(e)	125,358	17.3%
Todd H. Siegel	—	0%
Gregory S. Miller	—	0%
Michele Conforti	—	0%
Brian J. Fisher	—	0%
Scott Lazear	—	0%
Christophe Browne	—	0%
Austin Camporin	—	0%
Rick P. Frier	—	0%
Michael Iaccarino	—	0%
Gilbert S. Palter	—	0%
Mark R. Vondrasek	—	0%
Directors and executive officers as a group (11 persons)	—	0%

(a)

Represents 144,409 shares of New Common Stock owned of record by Elliott Associates, L.P. (“Elliott Associates”) and Elliott International, L.P. (“Elliott International” and, together with Elliott Associates, the “Elliott Entities”). Elliott Capital Advisors, L.P. (“Capital Advisors”), Elliott Advisors GP LLC (“Advisors GP”) and Elliott Special GP, LLC (“Special GP”), each of which is controlled by Paul E. Singer (“Singer”), are the general partners of Elliott Associates. Hambledon, Inc. (“Hambledon”), which is also controlled by Singer, is the sole general partner of Elliott International. Elliott International Capital Advisors Inc. (“EICA”) is the investment manager for Elliott International. The Elliott Entities also own New Penny Warrants to acquire up to 6,509,130 shares of New Common Stock and New Investor Warrants to acquire up to 229,501 shares of New Common Stock. However, the Elliott Entities are prevented from exercising the New Penny Warrants and the New Investor Warrants to the extent that after giving effect to such exercise, the Elliott Entities (together with their affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of New Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, and such consent or notice has not been properly obtained or filed, including the FCA (which consents have not yet been received). The address of Elliott Associates, Singer, Capital Advisors, Advisors GP, Special GP and EICA is 40 West 57th Street, New York, New York 10019. The address of Elliott International and Hambledon is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.

(b)

Represents 144,409 shares of New Common Stock owned of record by investment funds and managed accounts managed by Mudrick Capital Management, L.P. (the “Mudrick Entities”). The Mudrick Entities also own New Penny Warrants to acquire up to 1,613,528 shares of New Common Stock. However, the Mudrick Entities are prevented from exercising the New Penny Warrants to the extent that after giving effect to such exercise, the Mudrick Entities (together with their affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of New Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, and such consent or notice has not been properly obtained or filed, including the FCA (which consents have not yet been received). The address of the Mudrick Entities is 527 Madison Avenue, 6th Floor, New York, NY 10022.

(c)

Represents 144,409 shares of New Common Stock owned of record by Metro SPV LLC (“Metro SPV”). ICG Strategic Secondaries II GP LP (the “Secondaries Fund GP”) serves as the managing member of Metro SPV. ICG Strategic Equity Associates II LLC (“Secondaries Associates”) is the sole general partner of Secondaries Fund GP. Intermediate Capital Group, Inc. (“ICG, Inc.”) is the sole managing member of Secondaries Associates. ICG FMC Limited (“ICG FMC”) is the parent company of ICG, Inc. Intermediate Capital Group plc (“ICG plc”) is the parent company of ICG, Inc. and is a premium listed company on the London Stock Exchange. Metro SPV is currently prevented, pursuant to the Certificate of Incorporation, from voting shares in excess of 19.9% of the issued and outstanding New Common Stock until Metro SPV obtains the required consent from the FCA. Metro SPV also owns New Penny Warrants to acquire 1,453,149 shares of New Common Stock and New Investor Warrants to acquire 284,494 shares of New Common Stock. However, Metro SPV is prevented from exercising the New Penny Warrants and New Investor Warrants to the extent that after giving effect to such exercise, Metro SPV (together with its affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of New Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, including the FCA, and such consent or notice has not been properly obtained or filed. The address of Metro SPV, Secondaries Fund GP, Secondaries Associates and ICG, Inc. is c/o Intermediate Capital Group, Inc., 600 Lexington Avenue, 24th Floor, New York, NY 10022. The address of ICG FMC and ICG plc is Juxon House, 100 St. Paul’s, Churchyard, London, EC4M 8BU.

(d)

Represents 144,409 shares of New Common Stock owned of record by Empyrean Capital Overseas Master Fund, LTD and P EMP, LTD (together, with Empyrean Investments, LLC the “Empyrean Entities”). The Empyrean Entities also own New Penny Warrants to acquire up to 947,133 shares of New Common Stock and New Investor Warrants to acquire up to 168,606 shares of New Common Stock. However, the Empyrean Entities are prevented from exercising the New Penny Warrants and the New Investor Warrants to the extent that after giving effect to such exercise, the Empyrean Entities (together with their affiliates), to our actual knowledge, would beneficially own in excess of 19.9% of the shares of New Common Stock outstanding immediately after giving effect to such exercise to the extent doing so would require the consent of, or notice to, a governmental authority, and such consent or notice has not been properly obtained or filed, including the FCA (which consents have not yet been received). Empyrean is the sole member of Empyrean Investments, LLC. Empyrean Capital, LLC serves as the general partner to Empyrean. Amos Meron is the managing member of Empyrean Capital, LLC, and as such may be deemed to have voting and dispositive control of the shares of New Common Stock held directly by Empyrean Investments, LLC. The address of each of Empyrean Investments, LLC, Empyrean, Empyrean Capital, LLC, and Amos Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(e)

Represents 125,358 shares of New Common Stock owned of record by Corbin Opportunity Fund, L.P. and Corbin ERISA Opportunity Fund, Ltd. (together, the “Corbin Entities”). The Corbin Entities are managed by Corbin Capital Partners, L.P. The address of Corbin Capital Partners, L.P. is 590 Madison Avenue, 31st Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Plan, which was approved by the stockholders of Affinion Holdings. The 2005 Plan allowed Affinion Holdings to grant, among other things, non-qualified stock options to directors and employees of, and consultants to, Affinion Holdings and its affiliates, directors, employees and consultants. No additional grants were made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan.

On November 7, 2007, the Board of Directors adopted the 2007 Plan, under which our employees, directors and other service providers were eligible to receive awards of Affinion Holdings common stock. No further awards were granted under the 2007 Plan after November 9, 2015, the effective date of the 2015 Plan.

On November 9, 2015, the Board of Directors adopted the 2015 Plan, which authorizes the Human Resources Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards. On November 14, 2018, upon the recommendation of the Committee, the Board of Directors adopted an amendment to the 2015 Plan to increase the aggregate cap on common stock that may be issued to employees and directors of Affinion Holdings’ under the plan from 10% of Affinion Holdings’ common stock to 15% of Affinion Holdings’ common stock (on a fully diluted basis, but excluding vested and unvested Affinion Holdings’ common stock and options or other rights to acquire Affinion Holdings’ common stock issued under the 2015 Plan). This amendment was effective as of December 17, 2018. As of December 31, 2018, approximately 0.7 million stock options were outstanding under the 2015 Plan.

Cancellation of Options and Adjustment of Equity Awards in Connection with the 2015 Transactions

On November 9, 2015, in connection with the consummation of the 2015 Transactions, the Committee approved the cancellation of all stock options (the “Terminated Options”) previously issued and outstanding under the 2007 Plan. The Terminated Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ common stock and as such the Committee determined that the Terminated Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the terms of the 2007 Plan, the Terminated Options were cancelled for no consideration in connection with the 2015 Rights Offering. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation.

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

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan and the 2015 Plan, see Note 15—Share-Based Compensation in the audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan and the 2015 Plan as of December 31, 2018.

				Number of securities remaining
	Number of securities		Weighted-average	available for future issuance under
	to be issued upon		exercise price of	equity compensation plans
	exercise of outstanding		outstanding options,	(excluding securities reflected in
	options, warrants and rights		warrants and rights	column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by securityholders
Options - Class C and D Common Stock	4,339	(1)	$147.12	—
Options - Existing Common Stock	654,400	(2)	$9.86	(4)
Restricted stock units	78,864	(3)	—	(4)
Equity compensation plans not approved by securityholders
	—		$—	—
Total	737,603		$—	—

(1)	Represents 2,114 options to acquire shares of Class C common stock and 2,225 options to acquire shares of Class D common stock.
(2)	Represents options to acquire 654,400 shares of Existing Common Stock.
(3)	Represents restricted stock units that will be settled for 78,864 shares of Existing Common Stock.
(4)	Under the 2015 Plan, 162,338 shares of Existing Common Stock are reserved for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements with Certain Shareholders in Connection with the 2015 Transactions

Shareholders Agreement

On November 9, 2015, Affinion Holdings and the requisite former holders of Class A Common Stock, Series A Warrants and Series B Warrants entered into the Shareholders Agreement that, among other things, (1) amended and restated each of (a) the Affinion Holdings Stockholder Agreement, (b) that certain Management Investor Rights Agreement, dated as of October 17, 2005, as amended on April 30, 2010, by and among Affinion Holdings and the investors party thereto (the “Management Investor Rights Agreement”), (c) that certain Affinion Holdings Securityholder Rights Agreement, dated as of January 14, 2011, as amended, by and among Affinion Holdings and the securityholders party thereto and (d) that certain Warrantholder Rights Agreement, dated as of December 12, 2013, as amended, by and among Affinion Holdings and the warrantholders party thereto, each such amendment and restatement effective as of November 9, 2015, and (2) established certain terms and conditions pursuant to which the holders of Existing Common Stock are bound with respect thereto. In connection with the 2019 Recapitalization, the Shareholders Agreement was terminated by the Merger, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

In addition, as a condition to the delivery of Existing Common Stock, each recipient of Existing Common Stock has executed and delivered a joinder to the Shareholders Agreement, in form and substance reasonably acceptable to Affinion Holdings.

The Shareholders Agreement contained the following terms:

Transfer Restrictions

Prior to a Listing, the Shareholders Agreement provides that transfers of shares of Existing Common Stock and Class C/D Common Stock, other than pursuant to a Permitted Transferee (as such term is defined in the Shareholders Agreement) are subject to the consent of Affinion Holdings unless the shares may be resold pursuant to an effective resale registration statement under the Securities Act or pursuant to Rule 144 thereunder. A “Listing” means the registration of Existing Common Stock under the Exchange Act, and (1) qualification for quotation on the OTC Bulletin Board (or other available over the counter market) (an “OTC Listing”) or (2) listing on a U.S. national securities exchange registered with the SEC (such listing, a “Public Listing”).

Tag-Along Rights

Prior to a Public Listing, if one or more parties to the Shareholders Agreement that collectively hold 35% of the shares of Existing Common Stock then outstanding proposes to transfer for value any shares of Existing Common Stock in a single transaction or series of related transactions, then each of the other parties to the Shareholders Agreement may elect to transfer its shares of Existing Common Stock to the transferee up to an amount equal to the product of (1) the number of shares of Existing Common Stock proposed to be transferred and (2) a fraction, the numerator of which is the number of shares of Existing Common Stock owned by such investor and the denominator of which is the total number of shares of Existing Common Stock then outstanding, at the same price and on substantially the same terms and conditions as agreed to by the transferee and investor initiating such transaction.

Preemptive Rights

Prior to a Public Listing, the Shareholders Agreement provides that upon a proposed issuance of equity securities of Affinion Holdings by Affinion Holdings or its subsidiaries, Affinion Holdings shall offer to each holder of 1% or more of the outstanding Existing Common Stock the right to purchase its pro rata share, based on ownership of Existing Common Stock on the terms and conditions of the proposed issuance. The preemptive rights are subject to customary limited carve-outs.

Minority Protections

The Shareholders Agreement requires the approval of the holders of 66⅔% of the Existing Common Stock for Affinion Holdings to, or permit any of its subsidiaries to, (1) amend the charter or bylaws of Affinion Holdings, (2) merge or consolidate with, or enter into a reorganization or equity recapitalization, that results in the holders of Existing Common Stock holding less than a majority of the equity in the surviving or resulting entity, (3) any sale of all or substantially all of Affinion Holdings’ assets on a consolidated basis, (4) enter into related party transactions with holders of 5% or more of the Existing Common Stock or, unless on an arms’-length basis, any of their affiliates, (5) engage in a new line of business substantially unrelated to an existing line of business or (6) adopt an equity incentive plan that, together with all other equity incentive plans (excluding the 2005 Plan, the 2007 Plan and the Webloyalty Plan) is for more than 10% of the issued and outstanding Existing Common Stock.

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

Listing Requirement

Pursuant to the Shareholders Agreement, Affinion Holdings is obligated to use commercially reasonable efforts to qualify the Existing Common Stock for quotation on the OTC Bulletin Board as promptly as practicable following the closing of the 2015 Exchange Offers and 2015 Rights Offering. In satisfaction of this obligation, on June 6, 2016, the Existing Common Stock was approved for quotation on the OTCQX under the ticker symbol “AFGR.” In addition, Affinion Holdings is obligated to use commercially reasonable efforts to cause the Existing Common Stock to be listed on a U.S. national securities exchange registered with the SEC on or prior to the first anniversary of the closing of the 2015 Exchange Offers and 2015 Rights Offering. As of the date of this Report, Affinion Holdings is not listed on a U.S. national securities exchange registered with the SEC.

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

For purposes of the Shareholders Agreement, a qualified initial public offering means a bona fide, marketed underwritten initial public offering after which closing such capital is quoted on the NASDAQ National Market or listed or quoted on the New York Stock Exchange or other national securities exchange acceptable to the Board of Directors and meeting one of the following two criteria: (i) the aggregate cash proceeds (net of underwriting discounts, commissions and offering expenses) of such offering to Affinion Holdings exceed $75 million, or (ii) at least 20% of the outstanding Existing Common Stock (calculated in accordance with the Shareholders Agreement on a fully diluted basis, and for purposes of such calculation treating Existing Common Stock issued in the initial public offering as outstanding Existing Common Stock) shall have been issued or sold to the public in connection with such initial public offering.

Original Registration Rights Agreement

On November 9, 2015, Affinion Holdings, the holders of the Existing Common Stock and certain holders of Class C/D Common Stock entered into a Registration Rights Agreement (the “Original Registration Rights Agreement”), pursuant to which Affinion Holdings has granted such holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of Existing Common Stock that are held or acquired by them. In connection with the 2017 Transactions, the Original Registration Rights Agreement was amended and restated, as discussed below under “Agreements with Certain Stockholders in Connection with the 2017 Transactions—Amended and Restated Registration Rights Agreement.”

Shelf Registration

The Original Registration Rights Agreement requires Affinion Holdings, upon becoming eligible to file a registration statement on Form S-3, to use its commercially reasonable efforts to promptly prepare and file a shelf registration statement with respect to the resale of Existing Common Stock and maintain the shelf registration statement for one year. Holders may request a shelf-takedown one time per six month period. Holders owning 30% of the shares of Existing Common Stock to be registered pursuant to a shelf registration statement may elect to have the offering underwritten. Affinion Holdings is required to prepare and file additional shelf registration statements as necessary every three years.

Demand Rights

The Original Registration Rights Agreement grants holders of 35% or more of the shares of Existing Common Stock one demand registration right per six month period; provided, that Affinion Holdings does not have to effect a demand registration if a shelf registration statement is on file and effective or if such a demand registration would not reasonably be expected to result in aggregate gross cash proceeds in excess of $100 million (without regard to any underwriting discount or underwriter’s commission). Holders owning 30% of the shares of Existing Common Stock to be registered pursuant to a demand registration statement may elect to have the offering underwritten.

Black-Out Periods

Affinion Holdings has the ability to postpone the filing of a registration statement in connection with a shelf registration or a demand registration for not more than once in any twelve-month period, not to exceed 60 days, subject to certain conditions.

Piggyback Registration Rights

The Original Registration Rights Agreement grants the holders of Existing Common Stock certain “piggyback” registration rights, which allows the holders the right to include shares of Existing Common Stock in a registration statement filed by Affinion Holdings, including in connection with the exercise of any demand registration rights by any other security holder possessing such rights, subject to customary exceptions.

Reduction of Offering and Lock-Up Periods

If Affinion Holdings and the holders, in consultation with the underwriter in a demand or piggyback registration, determine in good faith that the amount or kind of securities requested to be included in such offering materially and adversely affects such offering, then the amount of securities to be offered by the participating holders will be reduced pro rata based on the formulation set forth in the Original Registration Rights Agreement. Holders of 1% or more of the Existing Common Stock or holders who participate in an underwritten offering agree to enter into, if requested by underwriters, a customary lock-up agreement in connection with an underwritten offering made pursuant to the Original Registration Rights Agreement. In connection with any underwritten offering, such lock-up period will start no earlier than 7 days prior to the expected pricing date of such offering and will last no longer than 90 days after such pricing date, unless the offering is an initial public offering, in which case such lock-up period will last no longer than 180 days after such pricing date.

Underwriters

In connection with any underwritten shelf registration or demand registration, the holders of a majority of the shares of Existing Common Stock to be registered shall select the underwriter, who must be reasonably satisfactory to Affinion Holdings.

Indemnification; Expenses

Affinion Holdings is required to indemnify prospective sellers in an offering pursuant to the Original Registration Rights Agreement and certain related parties against any losses or damages arising out of or based upon any untrue statement or omission of material fact in a registration statement or prospectus pursuant to which such prospective seller sells shares of Existing Common Stock, unless such liability arose out of or is based on such party’s misstatement or omission. The Original Registration Rights Agreement also provides that Affinion Holdings is indemnified by each seller, severally and not jointly, against all losses caused by its misstatements or omissions up to the amount of net proceeds received by such prospective seller upon the sale of the shares of Existing Common Stock giving rise to such losses. Affinion Holdings will pay all registration expenses incidental to its obligations under the Original Registration Rights Agreement, including legal fees and expenses.

Prior Nominating Agreements

Affinion Holdings entered into a separate nominating agreement (collectively, the “Prior Nominating Agreements”) with each of Third Avenue Trust, on behalf of Third Avenue Focused Credit Fund (“Third Avenue”), and Ares Management LLC, on behalf of certain affiliated funds and managed accounts, pursuant to which such investors, on behalf of their respective constituents, had the right to nominate one director for election to the Board of Directors. Such nomination rights did not include any obligation on the part of any other investor to vote for such nominees, nor did they guarantee that such nominees would be successfully elected to serve on the Board of Directors. The rights to nominate a director pursuant to the Prior Nominating Agreements were subject to the investor, together with its affiliates, maintaining beneficial ownership of at least 8% of Affinion Holdings’ issued and outstanding Existing Common Stock (including any Limited Warrants, but excluding (1) any other derivative securities or rights to acquire Existing Common Stock and (2) any Existing Common Stock issued pursuant to an equity incentive plan). The Prior Nominating Agreements were terminated in accordance with their terms and are of no further force and effect due to subsequent changes in ownership of equity securities of Affinion Holdings, including the transfer by Third Avenue of its equity securities to Metro SPV.

Limited Warrant

On November 9, 2015, in lieu of shares of Existing Common Stock that would have resulted in Third Avenue, together with its affiliates, acquiring over 19.9% of the issued and outstanding Existing Common Stock, Affinion Holdings issued a Limited Warrant to acquire up to 462,266 shares of Existing Common Stock to Third Avenue. Third Avenue informed Affinion Holdings that it transferred all of its equity interests in Affinion Holdings to Metro SPV, as a result of which the Limited Warrant is now held by Metro SPV. The Limited Warrant is non-voting, non-participating and has an exercise price equal to $0.01 per share. The Limited Warrant contains customary anti-dilution protection for splits, reverse-splits, reclassifications and similar transformative events. The Limited Warrant will expire on the fifth anniversary of its issuance, and includes a covenant that prohibits Affinion Holdings from declaring or paying dividends in respect of the Existing Common Stock until the first anniversary of the date of issuance. The board may not declare or pay dividends or distributions of any kind with respect to the Limited Warrant, and neither Affinion Holdings nor any of its subsidiaries have the right or ability to repurchase the Limited Warrant. The Limited Warrant may be transferred, subject to compliance with the Securities Act, and any restrictions contained in the Limited Warrant, the Fourth Amended and Restated Certificate of Incorporation of Affinion Holdings and the Shareholders Agreement. The Limited Warrant is exercisable at any time during the five year exercise period unless the exercising holder would require the approval of, or a filing with, the FCA to acquire the Existing Common Stock issuable upon such exercise. Metro SPV has not yet received the approval of the FCA. In connection with the 2019 Recapitalization, the Limited Warrant was exercised, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

Agreements with Certain Stockholders in Connection with the 2017 Transactions

Stockholder Consent

Section 2.2(a) of the Shareholders Agreement requires Affinion Holdings to receive the affirmative vote or written consent of the holders of at least 66-2/3% shares of the outstanding Existing Common Stock (the “Stockholder Consent”) before entering into any agreement or transaction with any holder of 5% or more of the outstanding Existing Common Stock. In order to allow holders of 5% or more of the outstanding Existing Common Stock to participate in the 2017 Exchange Offers, Consent Solicitations, the Investment and related transactions and in order to allow Affinion Holdings to enter into the Nominating Agreements with certain holders of 5% or more of the outstanding Existing Common Stock and to enter into the A&R Registration Rights Agreement with certain holders of 5% or more of the outstanding Existing Common Stock, Affinion Holdings received the Stockholder Consent. In connection with the Stockholder Consent, Affinion Holdings filed a related Definitive Information Statement on Schedule 14C with the SEC on April 13, 2017, and the Stockholder Consent was deemed effective 20 calendar days after the Definitive Information Statement on Schedule 14C was first sent to stockholders. The consummation of the 2017 Exchange Offers was conditioned upon, among other items, receipt of the Stockholder Consent and the passage of at least 20 calendar days from the date on which the related Definitive Information Statement on Schedule 14C is first sent to Affinion Holdings’ stockholders, each of which occurred.

Support Agreement

On March 31, 2017, certain holders of Affinion’s 2010 senior notes (the “Significant Holders”), which collectively held, as of such date, approximately $237.5 million (50.0%) aggregate principal amount of Affinion’s 2010 senior notes, entered into a support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and Affinion Investments, whereby such Significant Holders agreed to tender their 2010 senior notes in the 2017 Exchange Offers in exchange for the 2017 Notes and 2017 Warrants. On April 3, 2017, Affinion Holdings, Affinion and Affinion Investments entered into an amendment to the Support Agreement approving the amount of consideration provided in connection with the cash election in the AGI Exchange Offer. In addition, by executing the Support Agreement, each of the Significant Holders agreed to waive their pre-emptive rights under the Shareholders Agreement with respect to the 2017 Warrants to be issued in connection with the 2017 Exchange Offers, the 2017 Investor Purchase Agreement and the 2017 Pre-Emptive Rights Offer.

2017 Investor Purchase Agreement

On March 31, 2017, the Investors entered into the 2017 Investor Purchase Agreement in which they agreed to make the Initial Investment, and accordingly purchase 2017 Notes and 2017 Warrants in an aggregate principal amount sufficient to pay all holders that participate in the 2017 Exchange Offers and elect to receive cash. Further, pursuant to the Follow On Investment under the 2017 Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or Investments’ senior subordinated notes not tendered in the 2017 Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of the 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the 2017 Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the 2017 Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of the 2017 Notes and the same number of 2017 Warrants that such principal amount of the 2017 Notes would have been issued as part of the 2017 Exchange Offers.

Any additional Follow-On Investments were to be made upon Affinion Holdings’ exercise of its option within 90 days from the consummation of the 2017 Exchange Offers, subject to (1) Affinion Holdings having delivered a notice of optional redemption to the holders of a series of Existing Notes for which the Follow-On Investment funds would be used and (2) the valid tender and acceptance by Affinion Holdings of at least 90% of the aggregate principal amount of the applicable series of Existing Notes in the 2017 Exchange Offers, which minimum participation condition was waivable by Affinion Holdings in its sole discretion. Affinion Holdings waived such condition.

On May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the 2017 Exchange Offers and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. Affinion’s 2010 senior notes were redeemed on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

Accordingly, on May 10, 2017, Affinion issued approximately $237.3 million in aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Existing Common Stock were issued to the Investors, all of whom are related parties, pursuant to the 2017 Investor Purchase Agreement to fund the cash consideration payable in the 2017 Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the 2017 Investor Purchase Agreement.

On June 13, 2017, (i) Affinion Holdings’ exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date.

On July 17, 2017, pursuant to the 2017 Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of the 2017 Notes to the Investors and Affinion Holdings 2017 Warrants to the Investors. Pursuant to the 2017 Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017.

The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors in connection with the redemption of each series of Existing Notes include the funding premium payable under the 2017 Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the 2017 Notes that Affinion issued on May 10, 2017.

In accordance with the terms of the Shareholders Agreement, Empyrean Capital Partners, LP’s entry into the 2017 Investor Purchase Agreement was conditioned on the mailing of the Information Statement on Schedule 14C announcing the action by written consent of stockholders in lieu of a meeting, authorizing Empyrean Capital Partners, LP, as a holder of 5% or more of the Affinion Holdings’ Existing Common Stock, to enter into the 2017 Investor Purchase Agreement, and the tolling of the applicable 20 day period, each of which occurred.

Nominating Agreements

In connection with the 2017 Exchange Offers, the Consent Solicitations, the Investment, the 2017 Pre-Emptive Rights Offer, the Credit Agreement Refinancing, the International Notes Redemption and all related transactions, on May 10, 2017, Affinion Holdings entered into the Nominating Agreements with Elliott and Metro SPV, pursuant to which investors party thereto have the right to nominate one director for election to the Board of Directors subject to the investor, together with its affiliates, holding at least 8% of the issued and outstanding Existing Common Stock (including any derivative securities on an as-exercised basis, but excluding any Existing Common Stock underlying management compensation and incentive plans) and a second director subject to the investor, together with its affiliates, holding at least 16% of the issued and outstanding Existing Common Stock (including any derivative securities on an as-exercised basis, but excluding any Existing Common Stock underlying management compensation and incentive plans).

In addition, the Nominating Agreement with Elliott contains a provision that prohibits Affinion Holdings from acting upon the vote of stockholders (other than a vote for the election of directors or a vote to adjourn a meeting of stockholders) without either (i) the written consent of Elliott or (ii) the affirmative approval of the holders of a majority of the outstanding shares of Existing Common Stock, assuming that Elliott has exercised all 2017 Warrants held of record by it prior to the record date of such vote.

In connection with the 2019 Recapitalization, the Nominating Agreements were terminated by the Merger, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

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

In connection with the 2019 Recapitalization, the A&R Registration Rights Agreement was terminated by the Merger, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

2017 Warrant Agreement; 2017 Warrants

In connection with the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, on May 10, 2017, Affinion Holdings entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (the “2017 Warrant Agreement”), setting forth the terms of the 2017 Warrants to purchase shares of Existing Common Stock. Pursuant to the terms of the 2017 Warrant Agreement, the 2017 Warrants are immediately exercisable upon issuance and will terminate on the earlier to occur of (i) November 10, 2022 and (ii) five business days following the consummation of a sale of Affinion Holdings or other similar fundamental transaction. Each 2017 Warrant is exercisable for one share of Existing Common Stock at a price equal to $0.01.

2017 Warrants will not be exercisable if the recipient of the Existing Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the FCA.

The 2017 Warrants contain customary provisions for the adjustment of the number of shares of Existing Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of Existing Common Stock to the extent that holders of 2017 Warrants are not permitted to participate on an as-exercised basis. The 2017 Warrants were all subject to anti-dilution adjustments (the “Adjustment Feature”) in connection with the issuance of 2017 Warrants pursuant to the 2017 Investor Purchase Agreement in respect of the funding premium thereunder and pursuant to the 2017 Pre-Emptive Rights Offer that expired on July 7, 2017. As a result of the application of these anti-dilution adjustments, the 2017 Warrants offered in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement (excluding the 2017 Warrants to be issued in respect of the funding premium) represented, as of July 17, 2017, approximately 15% of the fully diluted ownership of Affinion Holdings and the 2017 Warrants issued as part of the commitment premium under the 2017 Investor Purchase Agreement represented, as of July 17, 2017, approximately 14.3% of the fully diluted ownership of Affinion Holdings, in each case without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans.  Neither the 2017 Warrants nor the Existing Common Stock issuable upon the exercise thereof are registered securities, and therefore are subject to restrictions on transfers under securities laws.

All Holders of exercisable 2017 Warrants will be entitled to participate in dividends on an as-exercised basis, subject to any regulatory restrictions. Holders will not be entitled to any other rights of holders of Existing Common Stock until, and to the extent, they have validly exercised their 2017 Warrants. Upon exercise, such holders will be entitled to execute joinders to the Shareholders Agreement, dated as of November 9, 2015, as amended, by and among Affinion Holdings and the stockholders from time to time party thereto and the Amended and Restated Registration Rights Agreement, dated as of March 31, 2017, and effective as of May 10, 2017, by and among Affinion Holdings and the investors from time to time party thereto.

The Company performed an accounting analysis and determined that the 2017 Warrants represent in substance common stock and that the 2017 Warrants issued pursuant to the 2017 Exchange Offers, 2017 Investor Purchase Agreement, required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $15.1 million. Fees associated with new lenders of $4.1 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the 2017 Exchange Offers have been expensed.

Neither the 2017 Warrants nor the Existing Common Stock issuable upon the exercise thereof were registered under the Securities Act or any state or foreign securities laws, but were instead issued in reliance upon exemptions from the registration requirements of the Securities Act. As a result, neither the 2017 Warrants nor the shares of Existing Common Stock issuable upon the exercise thereof may be offered or sold within the United States, or to, or for the account or benefit of, any United States person absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

In connection with the 2019 Recapitalization, the 2017 Warrants were exercised, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2019 Recapitalization” and Note 22—Subsequent Events in the audited consolidated financial statements included elsewhere herein.

Waiver of Pre-Emptive Rights by Pre-Emptive Rights Holders

By participating in the 2017 Exchange Offers or the Investment, and as a condition to such participation, Pre-Emptive Rights Holders were deemed to have acknowledged and agreed that such Pre-Emptive Rights Holder waived its pre-emptive rights as set forth in the Shareholders Agreement with respect to all 2017 Warrants issued in the 2017 Exchange Offers and pursuant to the Investment. Certain holders agreed to waive their pre-emptive rights with respect to the 2017 Warrants issued in connection with the 2017 Exchange Offers and the Investment.

Agreements with Certain Stockholders in Connection with the 2019 Recapitalization

Stockholder Consent

Section 2.2(a) of the Shareholders Agreement requires Affinion Holdings to receive the affirmative vote or written consent of the holders of at least 66-2/3% shares of the outstanding Existing Common Stock before entering into any agreement or transaction with any holder of 5% or more of the outstanding Existing Common Stock. In order to allow (1) holders of 5% or more of the outstanding Existing Common Stock to participate (a) in the 2019 Exchange Offer and the 2019 Rights Offering, (b) as investors under the Investor Purchase Agreement and (c) to receive New Notes in satisfaction of certain fees in respect of loans and certain other amounts due in respect of the Amended Second Lien Credit Facility and related transactions (collectively, the “Related Party Transactions”), (2) Affinion Holdings to amend its Fourth Amended and Restated Certificate of Incorporation to allow for the issuance of Class M Common Stock, (3) Affinion Holdings to amend and restate its Fourth Amended and Restated Bylaws to make them consistent with the proposed charter after giving effect to the Merger and the New Stockholders Agreement and (4) Affinion Holdings to consummate the Merger, Affinion Holdings has received a stockholder consent (the “2019 Stockholder Consent”). In connection with the 2019 Stockholder Consent, Affinion Holdings filed a related Definitive Information Statement on Schedule 14C with the SEC on March 20, 2019, and the 2019 Stockholder Consent was deemed effective 20 calendar days after the Definitive Information Statement on Schedule 14C was first sent to stockholders. The consummation of the 2019 Recapitalization was conditioned upon, among other items, receipt of the 2019 Stockholder Consent and the passage of at least 20 calendar days from the date on which the related Definitive Information Statement on Schedule 14C is first sent to Affinion Holdings’ stockholders, each of which occurred.

Support Agreement

On March 4, 2019, the Consenting Noteholders, which collectively held, as of such date, approximately $647 million (95%) aggregate principal amount of the 2017 Notes entered into an amended and restated support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and certain other subsidiaries. In addition, by executing the Support Agreement, each of the Consenting Noteholders agreed to waive their pre-emptive rights under the Shareholders Agreement with respect to all Class M Common Stock and New Penny Warrants to be issued in the 2019 Exchange Offer and a pre-emptive rights offer to holders of the Existing Common Stock for the Class M Common Stock to be issued in the 2019 Exchange Offer (the “2019 Pre-Emptive Rights Offer”).

Investor Purchase Agreement

In connection with the 2019 Rights Offering, the Financing Parties entered into the Investor Purchase Agreement with Affinion Holdings and Affinion, whereby the Financing Parties (or affiliates of the Financing Parties) agreed to purchase from Affinion an aggregate principal amount of New Notes that are unpurchased in the 2019 Rights Offering. On the closing of the 2019 Exchange Offer on April 10, 2019, the Company paid the Financing Parties, in accordance with the terms of the Investor Purchase Agreement, a financing premium of (i) $57.0 million in aggregate principal amount of New Notes and (ii) New Common Stock equal to 12.5% of the outstanding New Common Stock, after giving effect to the 2019 Exchange Offer, the Merger, the 2019 Pre-Emptive Rights Offer and the payment of such financing premium (but before giving effect to any dilution from the New MIP and the New Investor Warrants). Pursuant to the 2019 Rights Offering and the Investor Purchase Agreement, we received gross cash proceeds of $300.0 million in exchange for $300.0 million aggregate principal amount of New Notes.

In accordance with the terms of the Shareholders Agreement, the Financing Parties’ entry into the Investor Purchase Agreement was conditioned on the mailing of the Information Statement on Schedule 14C announcing the action by written consent of stockholders in lieu of a meeting, authorizing Financing Parties, as holders of 5% or more of Affinion Holdings’ Existing Common Stock, to enter into the Investor Purchase Agreement, and the passage of the applicable 20 day period, each of which occurred.

New Warrant Agreement; New Penny Warrants

In connection with the 2019 Exchange Offer and the Investor Purchase Agreement, on April 10, 2019, Affinion Holdings entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (the “New Warrant Agreement”), setting forth the terms of the New Penny Warrants to purchase shares of New Common Stock. Pursuant to the terms of the Warrant Agreement, the New Penny Warrants are immediately exercisable upon issuance and will have no stated expiration date. Each New Penny Warrant is exercisable for one share of New Common Stock at a price equal to $0.000001.

The New Penny Warrants contain customary provisions for the adjustment of the number of shares of New Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of New Common Stock to the extent that holders of New Penny Warrants are not permitted to participate on an as-exercised basis.

The New Penny Warrants will be immediately exercisable upon issuance and will have no stated expiration date. All of the New Penny Warrants will be mandatorily exercised no later than two business days after Elliott having received all regulatory approvals of, and submitted all required notices to, any governmental entity whose consent from, or notice to, is required for Elliott’s exercise of its New Penny Warrants. New Penny Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority.

Holders of exercisable New Penny Warrants will be entitled to participate in dividends on an as-exercised basis. Holders of New Penny Warrants will not be entitled to any other rights of holders of New Common Stock until, and to the extent, they have validly exercised their New Penny Warrants. Upon exercise, such holders will be required to execute signature pages to the New Stockholders Agreement.

Neither the New Penny Warrants nor the New Common Stock issuable upon the exercise thereof were registered under the Securities Act or any state or foreign securities laws, but were instead issued in reliance upon exemptions from the registration requirements of the Securities Act. As a result, neither the New Penny Warrants nor the shares of New Common Stock issuable upon the exercise thereof may be offered or sold within the United States, or to, or for the account or benefit of, any United States person absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

Waiver of Pre-Emptive Rights by Pre-Emptive Rights Holders

By participating in the 2019 Exchange Offer, and as a condition to such participation, Pre-Emptive Rights Holders were deemed to have acknowledged and agreed that such Pre-Emptive Rights Holder waived its pre-emptive rights as set forth in the Shareholders Agreement with respect to all Class M Common Stock, New Common Stock and New Penny Warrants issued in the 2019 Exchange Offer, pursuant to the Investor Purchase Agreement and upon the conversion of the New Notes. Certain holders agreed to waive their pre-emptive rights with respect to the New Penny Warrants issued in connection with the 2019 Exchange Offer.

New Stockholders Agreement

On April 10, 2019 Affinion Holdings and certain investors, including Elliott, Metro SPV and Mudrick, entered into a new stockholders agreement (the “New Stockholders Agreement”) to replace the Shareholders Agreement that was terminated in connection with the Merger. In addition, as a condition to the delivery of New Common Stock, each recipient of New Common Stock executed and delivered a joinder to the New Stockholders Agreement, in form and substance reasonably acceptable to Affinion Holdings.

The New Stockholders Agreement contained the following terms:

Negative Covenants

Pursuant to the New Stockholders Agreement, the Company may not, and may not cause any of its material subsidiaries to, voluntarily liquidate, dissolve or file a petition for bankruptcy without the consent of either Metro SPV or Mudrick (in each case subject to such stockholders maintaining a requisite threshold of ownership). Furthermore, the Company may not enter into certain related party transactions involving more than $50,000 with any holder of 5% or more of the New Common Stock (or any affiliate thereof) without the approval of a majority of the Company’s disinterested directors, subject to certain limited exceptions.

Right of First Offer

Stockholders who are party to the New Stockholders Agreement upon completion of the 2019 Recapitalization and who hold at least 7% of the New Common Stock on a fully diluted basis (each, a “Stockholder Group Member”) have a right of first offer to purchase any New Common Stock or derivative securities that any other Stockholder Group Member proposes to transfer on and subject to the terms set forth in the New Stockholders Agreement. The right of first offer will not apply (w) to affiliate transfers, (x) to tag along sales, (y) to drag-along sales or (z) in connection with an IPO.

Tag-Along Rights

If Elliott or any of its affiliates proposes to transfer for value any shares of New Common Stock or warrants, then each Stockholder Group Member may elect to sell its pro rata portion of New Common Stock or warrants to the transferee at the same price and on substantially the same terms and conditions as agreed to by the transferee and investor initiating such transaction. These tag-along rights do not apply to transfers (w) of less than 20% of the outstanding New Company Stock held by Elliot and its affiliates, (x) to affiliates, (y) as part of an IPO or (z) as part of a drag-along sale.

Drag-Along Rights

Prior to and including the occurrence of an IPO, if Elliott, either acting alone or together with other stockholders who collectively with Elliott own 50% or more of the outstanding New Common Stock (“Dragging Stockholder”), proposes a transfer of all of the outstanding shares of New Common Stock held by such Dragging Stockholder or a sale of all of the assets of the Company and its subsidiaries on a consolidated basis, then the Dragging Stockholder may require each other stockholder to sell its New Common Stock or derivative securities for its pro rata share (based on its equity security ownership) of its applicable per share drag price as specified in the New Stockholders Agreement.

Preemptive Rights

Prior to an IPO, the New Stockholders Agreement will provide that upon a proposed issuance of equity securities of Affinion Holdings by Affinion Holdings or its subsidiaries, Affinion Holdings shall offer to each holder of 7% or more of the outstanding New Common Stock the right to purchase its pro rata share, based on ownership of New Common Stock, of such securities on the terms and conditions of the proposed issuance. The preemptive rights are subject to customary limited carve-outs.

Amendments

The New Stockholders Agreement requires that the Company’s charter documents cannot be amended in any manner that is disproportionately and materially adverse to the rights or obligations of any stockholder relative to the rights of another stockholder, without the prior written consent of such stockholder. Additionally, the New Stockholders Agreement requires that any amendments to the New Stockholders Agreement must be approved by the holders of a majority of the New Common Stock, provided that any amendments that materially and disproportionately adversely affect the rights or obligations of a stockholder relative to the rights of another stockholder must be approved by such adversely affected stockholder (other than in respect of amendments that correct clerical errors or that reflect the grant of rights associated with new equity interests otherwise issued in compliance with the New Stockholders Agreement and the charter documents that do not discriminate among the then-existing stockholders). Finally, the New

Stockholders Agreement will provide that any amendment or other modification to the section of the New Stockholders Agreement entitled “Information Rights of Stockholders; Records Required by the DGCL; Right of Inspection,” the article of the New Stockholders Agreement entitled “Transfers”,  or the board rights of any specified stockholder contained in the section of the New Stockholders Agreement entitled “Management and Control of Business” (other than to increase the size of the board and to grant rights in respect of newly created board positions in certain circumstances) shall require the written consent of each stockholder holding more than five percent (5%) of the New Common Stock on a fully diluted basis (subject to certain limited exceptions in which the approval of a majority of the outstanding New Common Stock is required).

Financial Reports; Information Rights

The New Stockholders Agreement obligates Affinion to deliver annual audited and quarterly unaudited financial statements to each stockholder (other than a Competitor, as that term is defined in the New Stockholders Agreement), as well as give access (no more than once per fiscal quarter) to senior officers of the Company to discuss the status of the Company to each Stockholder Group Member.

Representations and Warranties

Stockholders party to the New Stockholders Agreement, including as a result of executing a signature page thereto, will be required to make customary representations and warranties to Affinion Holdings regarding (i) organization, (ii) authority and (iii) absence of violations of applicable law or agreements to which such stockholders are subject.

Term; Termination

The New Stockholders Agreement shall terminate upon the earliest of: (i) termination by the written agreement of the parties, (ii) termination by the unanimous written consent of all stockholders, (iii) the dissolution, liquidation or winding up of Affinion Holdings, (iv) the occurrence of an IPO or (v) the consummation of an approved sale pursuant to the drag-along regime in which all Stockholder Group Members participate as either dragging stockholders or drag-along sellers.

Director Elections

Subject to receiving regulatory approval and the satisfaction of certain ownership thresholds, the New Stockholders Agreement contains the right of Elliott to nominate three directors, the right of Metro SPV to nominate one director, the right of Mudrick to nominate one director, a sixth director to be appointed by mutual agreement of Elliott, Metro SPV and Mudrick, and that the Chief Executive Officer shall serve as the seventh director.

New Registration Rights Agreement

On April 10, 2019, the Company and certain investors holding at least 7% of the New Common Stock on a fully diluted basis, including the Consenting Stakeholders, entered into the New Registration Rights Agreement, pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of New Common Stock that are held or acquired by them, replacing the A&R Registration Rights Agreement that was terminated in connection with the Merger. The New Registration Rights Agreement is substantively similar to the A&R Registration Rights Agreement, except that there shall be no registration rights prior to an IPO.

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

For a discussion of the independence of members of our audit committee and human resources committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee” and “Item 10. Directors, Executive Officers and Corporate Governance—Human Resources Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	2018	2017
Audit Fees	$2,657,000	$2,265,000
Audit-Related Fees (1)	313,000	2,164,000
Tax Fees	56,000	56,000
All Other Fees	—	—
Total Fees	$3,026,000	$4,485,000

(1)	Audit-related services represent SSAE 16 (service auditors) reports, domestic and international regulatory filings and special projects.

All of PwC’s fees for 2018 and 2017 were pre-approved by our Audit Committee. The Audit Committee reviewed the 2018 and 2017 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The Audit Committee’s policy is to pre-approve all services provided by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by PwC to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that PwC’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by PwC must be pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group Holdings, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•	Notes to Consolidated Financial Statements

(2)Financial Statement Schedules

Not applicable.

(3)Exhibits

Exhibit No.	Description
2.1

Membership Interest Purchase Agreement, dated July 3, 2018, by and among AIS Holdco, LLC, Affinion Group, LLC, Affinion Group, Inc. and Affinion Benefits Group, LLC (incorporated by reference to Exhibit 2.1 to Affinion Group Holdings Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018, File No. 000-55577).

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

4.4

Amendment No. 3, dated as of November 14, 2018 to the Shareholders Agreement, dated as of November 9, 2015, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, File No. 000-55577).

4.5

Amended and Restated Registration Rights Agreement, dated March 31, 2017, among Affinion Group Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit No. 10.2 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017, File No. 000-55577).

Exhibit No.	Description
4.6

Limited Warrant, dated as of November 9, 2015, issued by Affinion Group Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 12, 2015, File No. 333-1731050).

4.7

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
10.15

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

10.17

Amendment to Employment Agreement, dated June 26, 2018, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018, File No. 000-55577).

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

10.23

Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 9, 2015 (incorporated by reference to Exhibit 4.3 to Affinion Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 27, 2016, File No. 333-214272).

10.24*	First Amendment to Affinion Group Holdings, Inc. 2015 Equity Incentive Plan, dated as of November 14, 2018.
10.25

Amendment to Employment Agreement, dated as of March 9, 2016, between Affinion International S.r.l. and Michele Conforti (incorporated by reference to Exhibit 10.51 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.26

Form of Affinion Group Holdings, Inc. 2016 Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.52 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 333-133895).

10.27

Affinion Group Holdings, Inc. 2016 Long Term Incentive Plan Amended and Restated Award Agreement, dated as of June 1, 2017, between Affinion Group Holdings, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.2  to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

10.28

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

10.30

Amended and Restated Employment Agreement, dated as of June 1, 2017, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Scott Lazear (incorporated by reference to Exhibit 10.1  to Affinion Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 000-55577).

10.31*	Employment Agreement, dated as of December 27, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Brian J. Fisher.

Exhibit No.	Description
10.32

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

10.33

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

10.34

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

10.35

Second Amendment to Credit Agreement, dated May 4, 2018, by and among Affinion Group, Inc., HPS Investment Partners, LLC, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2018, File No. 000-55577).

10.36

Third Amendment to Credit Agreement, dated July 16, 2018, by and among Affinion Group, Inc., Affinion Group Holdings, Inc., the lenders from time to time party thereto, HPS Investment Partners, LLC, as administrative agent and collateral agent for the lenders and HPS Investment Partners, LLC as lead arranger, syndication agent, documentation agent and bookrunner (incorporated by reference to Exhibit 10.1 to Affinion Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 18, 2018, File No. 000-55577).

10.37*

Fourth Amendment to Credit Agreement, dated November 14, 2018, by and among Affinion Group, Inc., Affinion Group Holdings, Inc., the lenders from time to time party thereto, HPS Investment Partners, LLC, as administrative agent and collateral agent for the lenders and HPS Investment Partners, LLC as lead arranger, syndication agent, documentation agent and bookrunner.

10.38

Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and affiliates of Elliott Management Corporation (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.39

Nominating Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC, an affiliate of ICG Strategic Equity Advisors LLC (incorporated by reference to Exhibit 10.3 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.40

Warrant Agreement, dated as of May 10, 2017, between Affinion Group Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.4 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017, File No. 333-133895).

10.41

Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.40 to Affinion Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 000-55577).

10.42

Restricted Stock Unit Agreement, dated as of December 18, 2017, between Affinion Group Holdings, Inc. and Metro SPV LLC (incorporated by reference to Exhibit 10.41 to Affinion Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 000-55577).

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

AFFINION GROUP HOLDINGS, INC.

Date: April 12, 2019	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	April 12, 2019
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President,	April 12, 2019
Gregory S. Miller	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gilbert S. Palter	Director	April 12, 2019
Gilbert S. Palter

/s/ Christophe Browne	Director	April 12, 2019
Christophe Browne

/s/ Austin Camporin	Director	April 12, 2019
Austin Camporin

/s/ Rick P. Frier	Director	April 12, 2019
Rick P. Frier

/s/ Michael Iaccarino	Director	April 12, 2019
Michael Iaccarino

/s/ Mark R. Vondrasek	Director	April 12, 2019
Mark R. Vondrasek

S-1

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group Holdings, Inc. (the “Company”):

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affinion Group Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affinion Group Holdings, Inc. and its subsidiaries as of December 31, 2018 and December 31, 2017, and the related consolidated statements of comprehensive income (loss), changes in deficit and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

April 12, 2019

We have served as the Company’s auditor since 2016

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

(In millions, except share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$84.7	$39.5
Restricted cash	14.4	9.9
Receivables (net of allowances for doubtful accounts of $7.6 and $7.5, respectively)	109.5	153.4
Prepaid commissions	38.6	33.7
Other current assets	91.6	69.6
Current assets held for sale	—	46.0
Total current assets	338.8	352.1
Property and equipment, net	91.9	103.5
Goodwill	173.4	166.4
Other intangibles, net	28.6	34.0
Other non-current assets	49.3	27.6
Non-current assets held for sale	—	83.3
Total assets	$682.0	$766.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$13.8	$13.9
Accounts payable and accrued expenses	291.3	292.7
Deferred revenue	29.7	35.2
Income taxes payable	2.3	3.2
Current liabilities held for sale	—	49.1
Total current liabilities	337.1	394.1
Long-term debt	1,559.2	1,887.3
Deferred income taxes	2.9	5.5
Deferred revenue	3.2	4.1
Other long-term liabilities	37.0	25.9
Non-current liabilities held for sale	—	7.6
Total liabilities	1,939.4	2,324.5

Commitments and contingencies

Deficit:
Common Stock, $0.01 par value, 520,000,000 shares authorized, 9,090,404 and 9,157,071 shares issued and outstanding	0.1	0.1
Class C Common Stock, $0.01 par value, 10,000,000 shares authorized, 434,897 shares issued and 433,813 shares outstanding	—	—
Class D Common Stock, $0.01 par value, 10,000,000 shares authorized, 457,784 shares issued and 456,643 shares outstanding	—	—
Additional paid in capital	414.2	412.5
Warrants	31.1	31.1
Accumulated deficit	(1,688.0)	(1,991.7)
Accumulated other comprehensive income	(14.9)	(9.5)
Treasury stock, at cost, 1,084 Class C and 1,141 Class D shares	(1.1)	(1.1)
Total Affinion Group Holdings, Inc. deficit	(1,258.6)	(1,558.6)
Non-controlling interest in subsidiary	1.2	1.0
Total deficit	(1,257.4)	(1,557.6)
Total liabilities and deficit	$682.0	$766.9

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In millions, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Net revenues	$699.8	$724.1	$742.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	142.8	173.5	200.8
Operating costs	331.3	352.3	318.4
General and administrative	113.7	85.8	109.1
Facility exit costs	4.3	0.9	1.1
Depreciation and amortization	48.2	45.3	55.3
Total expenses	640.3	657.8	684.7
Income from continuing operations	59.5	66.3	57.3
Interest income	0.2	0.3	0.5
Interest expense	(197.4)	(142.8)	(74.8)
Gain (loss) on extinguishment of debt	(32.0)	3.5	—
Other income (expense), net	(1.8)	(0.4)	0.1
Loss from continuing operations before income taxes	(171.5)	(73.1)	(16.9)
Income tax benefit (provision)	27.0	27.2	(3.4)
Loss from continuing operations, net of tax	(144.5)	(45.9)	(20.3)
Income from discontinued operations, net of tax	447.8	21.5	36.6
Net income (loss)	303.3	(24.4)	16.3
Less: net income attributable to non-controlling interest	(1.2)	(0.8)	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$302.1	$(25.2)	$15.7

Earnings (loss) per share attributable to holders of Common Stock
Basic earnings (loss) per share
Continuing operations	$(10.69)	$(3.92)	$(2.26)
Discontinued operations	$32.86	$1.80	$4.00
Net earnings (loss) per share	$22.17	$(2.12)	$1.74

Diluted earnings (loss) per share
Continuing operations	$(10.69)	$(3.92)	$(2.26)
Discontinued operations	$32.86	$1.80	$4.00
Net earnings (loss) per share	$22.17	$(2.12)	$1.74

Weighted average common shares outstanding
Basic	13,626,497	11,922,131	9,104,191
Diluted	13,626,497	11,922,131	9,104,983

Net income (loss)	$303.3	$(24.4)	$16.3
Currency translation adjustment, net of tax for all periods	(5.5)	6.3	(9.4)
Comprehensive income (loss)	297.8	(18.1)	6.9
Less: comprehensive income attributable to non-controlling interest	(1.1)	(0.9)	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$296.7	$(19.0)	$6.2

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In millions, except share amounts)

		Affinion Group Holdings, Inc. Deficit
	Common Shares	Common Stock and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Deficit
Balance, January 1, 2016	9,093,330	$405.8	$—	$(1,982.2)	$(6.2)	$(1.1)	$0.7	$(1,583.0)
Net income		—	—	15.7	—	—	0.6	16.3
Currency translation adjustment		—	—	—	(9.5)	—	0.1	(9.4)
Dividend to non-controlling interest		—	—	—	—	—	(0.6)	(0.6)
Share-based compensation		3.8	—	—	—	—	—	3.8
Balance, December 31, 2016	9,093,330	409.6	—	(1,966.5)	(15.7)	(1.1)	0.8	(1,572.9)
Net income (loss)		—	—	(25.2)	—	—	0.8	(24.4)
Currency translation adjustment		—	—	—	6.2	—	0.1	6.3
Dividend to non-controlling interest		—	—	—	—	—	(0.7)	(0.7)
Issuance of warrants		—	31.6	—	—	—	—	31.6
Exercise of warrants	63,741	0.5	(0.5)	—	—	—	—	—
Share-based compensation		2.5	—	—	—	—	—	2.5
Balance, December 31, 2017	9,157,071	412.6	31.1	(1,991.7)	(9.5)	(1.1)	1.0	(1,557.6)
Impact of change in accounting policy		—	—	1.6	—	—	—	1.6
Adjusted balance, January 1, 2018		412.6	31.1	(1,990.1)	(9.5)	(1.1)	1.0	(1,556.0)
Net income		—	—	302.1	—	—	1.2	303.3
Currency translation adjustment		—	—	—	(5.4)	—	(0.1)	(5.5)
Dividend to non-controlling interest		—	—	—	—	—	(0.9)	(0.9)
Cancellation of common shares	(66,667)	—	—	—	—	—	—	—
Share-based compensation		1.7	—	—	—	—	—	1.7
Balance, December 31, 2018	9,090,404	$414.3	$31.1	$(1,688.0)	$(14.9)	$(1.1)	$1.2	$(1,257.4)

See notes to the consolidated financial statements.

AFFINION GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In millions)

	For the Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$303.3	$(24.4)	$16.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48.9	46.8	56.7
Payment-in-kind interest	88.7	41.7	—
Amortization of debt discount, financing costs and carrying value adjustment	16.0	(0.1)	(31.4)
Provision for accounts receivable loss	0.9	4.8	0.2
Loss (gain) on extinguishment of debt	32.0	(3.5)	—
Gain on sale of business	(473.1)	—	—
Facility exit costs	4.3	1.4	0.8
Share-based compensation	1.7	2.5	3.7
Deferred income taxes	(3.0)	(22.0)	2.4
Net change in assets and liabilities:
Receivables	29.6	(20.9)	(25.6)
Prepaid commissions	(5.6)	(5.8)	3.7
Other current assets	(15.4)	0.8	13.5
Other non-current assets	(23.2)	3.9	(0.6)
Accounts payable and accrued expenses	12.3	(10.8)	(4.4)
Deferred revenue	2.8	(5.4)	(14.4)
Income taxes receivable and payable	(1.1)	(0.2)	(0.3)
Other long-term liabilities	(1.0)	0.2	3.0
Other, net	2.9	(3.4)	2.1
Net cash provided by operating activities	21.0	5.6	25.7
Investing Activities
Capital expenditures	(32.1)	(38.1)	(34.3)
Acquisition-related payments, net of cash acquired	(5.7)	(0.4)	—
Proceeds from sale of business, net of cash transferred	517.3	—	—
Net cash provided by (used in) investing activities	479.5	(38.5)	(34.3)
Financing Activities
Proceeds from borrowings	—	1,539.6	—
Borrowings under revolving credit facility, net	45.0	55.0	—
Principal payments on borrowings	(507.1)	(1,534.7)	(7.8)
Financing costs	(0.3)	(29.3)	—
Dividend paid to non-controlling interest	(0.9)	(0.7)	(0.5)
Proceeds from sale of warrants	—	0.5	—
Net cash provided by (used in) financing activities	(463.3)	30.4	(8.3)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2.7)	3.3	(3.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	34.5	0.8	(20.8)
Cash, cash equivalents and restricted cash, beginning of period	64.6	63.8	84.6
Cash, cash equivalents and restricted cash, end of period	99.1	64.6	63.8
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	(15.2)	(16.7)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$99.1	$49.4	$47.1
Supplemental Disclosure of Cash Flow Information:
Interest payments	$128.8	$120.1	$133.8
Income tax payments, net of refunds	$5.2	$4.5	$4.3

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

Business Description — The Company develops programs and solutions that motivate and inspire loyalty. Through our proprietary technology platforms and end-to-end customer service capabilities, we design, administer and fulfill loyalty and customer engagement programs and solutions that strengthen and expand the value of relationships for many of the world’s largest and most respected companies. Our programs and solutions include:

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

In 2016, we implemented a globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings. In addition, we no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects. We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions. The implementation of the Global Reorganization marked a major step in our strategic plan and ongoing transformation into a pure-play loyalty solutions company. See Note 19—Segment Information for additional information concerning our segment results and Note 6—Intangible Assets and Goodwill for additional information concerning the allocation of goodwill among our operating segments.

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

Liquidity — In accordance with Accounting Standards Codification Topic 205-40, Going Concern, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these consolidated financial statements are issued. In connection therewith, management evaluated relevant conditions and events known at the date these consolidated financial statements were issued, including the consummation of the 2019 Recapitalization (as defined below) which resulted in, among other effects (i) an approximately $39.3 million reduction in estimated cash interest costs for 2019, (ii) $27.3 million of additional liquidity upon closing, (iii) the elimination of principal amortization payments due on 2019 Term Loans (as defined in the Amended Credit Agreement) through December 31, 2021 and (iv) certain amendments to financial covenant requirements, as well as the impact of the loss of one of the Company’s top five Global Loyalty clients during 2018 and our overall liquidity needs. After consideration of these relevant conditions and events, among others, Management concluded that the 2019 Recapitalization alleviated the substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date that these consolidated financial statements were issued that had existed prior to the consummation of the 2019 Recapitalization.

On April 10, 2019, (i) Affinion Holdings and Affinion completed a private offer to exchange (the “2019 Exchange Offer”) its outstanding Senior Cash 12.5% / PIK Step-Up to 15.5% notes due 2022 (the “2017 Notes”) for shares of Affinion Holdings’ Class M common stock, par value $0.01 per share (“Class M Common Stock”), which shares of Class M Common Stock were converted immediately following the consummation of the 2019 Exchange Offer as a result of the Merger into shares of common stock (“New Common Stock”), par value $0.000001 per share, of Affinion Holdings as the surviving entity, (ii) Affinion entered into the Amended Credit Agreement (as defined below) and (iii) Affinion Holdings and Affinion completed a rights offering (the “2019 Rights Offering”) giving tendering holders of the 2017 Notes and certain holders of Existing Common Stock the right to purchase an aggregate principal amount of $300.0 million of Affinion’s new Senior PIK Notes due 2024 (the “New Notes”) for an aggregate cash purchase price of $300.0 million (collectively, the “2019 Recapitalization”). Pursuant to the 2019 Rights Offering and the Investor Purchase Agreement, Affinion received gross cash proceeds of $300.0 million in exchange for $300.0 million aggregate principal amount of New Notes, of which, together with $5.0 million previously held in escrow from the net proceeds of the ABG Sale, $153.0 million was used to pay accrued interest on our Term Loans (as defined within the Existing Credit Agreement) and to repay a portion of our Term Loans, $108.4 million was used to repay amounts outstanding under our Revolving Facility Loans (as defined within the Existing Credit Agreement) under the Existing Credit Agreement, including accrued interest, and $16.3 million was used to pay costs associated with the 2019 Recapitalization.

In connection with the consummation of the 2019 Recapitalization, on April 10, 2019, we entered into certain amendments to the Existing Credit Agreement  (so amended, the “Amended Credit Agreement”) to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement.

See Note 22—Subsequent Events for additional information on the 2019 Recapitalization, including entry into the Amended Credit Agreement and the issuance of the New Notes.

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

On July 3, 2018, the Company, Affinion Group, LLC, a Delaware limited liability company (the “Seller”) and indirect wholly-owned subsidiary of the Company, and Affinion Benefits Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (“ABG”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AIS Holdco, LLC (the “Purchaser”), an entity controlled by investment funds managed by affiliates of Mill Point Capital Partners, L.P., pursuant to which the Purchaser would acquire the insurance division of the Company by acquiring the outstanding membership interests of ABG as set forth in the Purchase Agreement (the “ABG Sale”).  The ABG Sale represented a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, is presented as discontinued operations.

Share-Based Compensation

For all share-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as equity awards, the Company recognizes compensation expense based on estimated fair values on the date of grant. For all share-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as liability awards, the Company recognizes compensation expense, based on estimated fair value at each reporting date. The Company recognizes forfeitures as they occur. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Revenue Recognition

The Company generates revenues from our clients through our Global Loyalty segment by designing (management, analytics and customer experience) and administering points-based loyalty programs on a platform licensing, fee-for-service basis. The Company typically charges a per-subscriber and/or a per-activity administrative fee to clients for our services. In addition, commissions may be earned from our suppliers and/or a transaction fee from our clients based on volume for enabling or executing transactions such as fees generated from loyalty points related purchases and redemption. In most circumstances, revenue is recognized net of the cost of fulfillment.

The Company generates revenues through our Global Customer Engagement segment in two ways: (1) revenue enhancement, which is a traditional subscription-based model and (2) engagement solutions, which is a fee-for-service or transactional based model. In the revenue enhancement model, we provide incremental services for our clients to monetize their customer base. We also partner with clients to customize benefits that resonate with their brand and their customers’ needs. In the engagement solutions model, we help clients differentiate their products and build strong customer relations. We also bundle appropriate rewards and benefits along the lifecycle of clients’ customers to create intimate, reciprocal connections that drive purchase decisions, interaction and participation over time.

The Company generates revenues through our Legacy Membership and Package segment for desired customer engagement programs and solutions typically through a licensing and/or per user fee. In other arrangements, we generate revenues though the sale of our value-added subscription-based programs and solutions to the customers of our clients whom we bill on a monthly, quarterly or annual basis.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Impact of New Standard — The adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) affected the Company’s Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments. Within the Global Loyalty segment, the Company has contracts with certain clients that have annual revenue-sharing and tiered pricing components (variable consideration arrangements) based on transaction volumes. Under prior guidance, revenue was recognized as the Company achieved those contractual tiers. Under ASC 606, revenue derived from these revenue-sharing and tiered pricing contracts is recognized based upon an estimate of the Company’s ability to achieve those contractual tiers during each annual measurement period. Based on the Company’s estimates of reaching different contractual tiers, a portion of the estimated annual revenue is deferred to a future period within the annual measurement period as these contract features provide a material right to the Company’s clients. Within the Company’s Global Customer Engagement segment, payments made by our customers for the provision of services were amortized over the length of the contract under prior guidance. Under ASC 606, the Company has reduced its amortization period to include only the non-cancellable period of the contract, though where the cancellation of a contract would be cost prohibitive to the customer, the Company may amortize its revenue beyond the non-cancellable period. Lastly, within the Legacy Membership and Package segment, certain members are entitled to a full membership refund throughout their entire membership term, regardless of when they cancel. Under prior guidance, the Company would defer revenue recognition for these members until their term is complete. Under ASC 606, revenue is recognized over time in a manner that reflects the timing of transfer of goods and services to these customers.

Performance Obligations — Within the Global Loyalty segment, we provide end-to-end loyalty solutions that help our clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels. For our fulfillment and redemption services, our clients typically pay us on a cost-per-transaction basis for which we recognize revenue at a point in time as a transaction occurs. For our administrative services, our clients typically pay a fixed fee for which we recognize revenue over time as the services rendered are consistent throughout the performance period. The different services we provide are a single performance obligation covering a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Hence, we have determined that the nature of our promise is to provide one overall end-to-end loyalty service and, as such, each day of service is substantially the same. Accordingly, revenue is recognized ratably over time.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Transaction Price Allocated to Remaining Performance Obligations — Within the Global Loyalty, Global Customer Engagement and Legacy Membership and Package segments, we have contracts with different maturity dates for which we receive variable consideration based on volumes that we transact related to the services we render. These services include travel, gift card and benefit fulfillment and contact center servicing which typically result in revenue recognition upon occurrence of the transaction. Where these contracts provide a material right to our clients in the form of an accumulating benefit, we defer recognizing a portion of this revenue to a future period. Where future variable consideration results from a wholly unsatisfied service that forms part of a single performance obligation, we have elected, as a practical expedient, to not disclose the value of the remaining performance obligations associated with these contracts, as they have a duration of one year or less.

Costs to Obtain and Fulfill a Contract — Within each of our reportable segments, we may incur costs in obtaining a contract, which typically consist of sales commissions. To the extent these costs are deemed material and meet the criteria for capitalization, we capitalize them. Within the Global Loyalty segment, we pay commissions to internal salespeople which we generally expense as incurred because these expenses do not have a material impact on our financial statements. Within the Global Customer Engagement and Legacy Membership and Package segments, we occasionally pay advance commissions to our partners, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are capitalized as prepaid commissions and recognized as expense as earned down by the partner. These assets are continually monitored for impairment.

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

Commissions Expense

Global Customer Engagement and Legacy Membership and Package — Membership commissions represent payments to partners, which are generally based on a percentage of revenue from the marketing of programs to such partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and are recognized as expense over the applicable membership period in the same manner as the related retail membership revenue is recognized. In certain marketing arrangements, the Company pays an advance commission to the partner, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. These commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and recognized as expense as earned down by the partner. In other arrangements, the Company pays an upfront payment, called a bounty, to the partner and the partner is not entitled to any additional compensation based on initial and renewal membership. Bounties are recognized as expense when incurred.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability approach. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2018 and 2017, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2018 and 2017, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign tax jurisdictions.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “transition tax”). The U.S. federal income tax rate reduction was effective as of January 1, 2018. The Company has elected to account for GILTI (global intangible low-taxed income), as a period cost if and when incurred. The Company recorded provisional amounts related to the TCJA for the remeasurement of deferred taxes and the transition tax for the year ended December 31, 2017. During 2018, and prior to December 22, 2018, the Company finalized and completed its accounting associated with the TCJA with no subsequent adjustments to provisional amounts previously recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash amounts relate primarily to collateral on certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. The Company’s restricted cash amounts presented in current assets held for sale on the consolidated balance sheet as of December 31, 2017 relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members.

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

During the fourth quarter of 2018, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were a long-term growth rate of 2.0% growth and discount rates ranging from 10.0% to 11.0%. In 2018, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount. If the timing or extent of key assumptions and estimates differs significantly from management’s expectations, the Company will reassess its conclusion.

During the fourth quarter of 2017, the Company performed its annual goodwill impairment test for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were a long-term growth rate of 2.0% growth and discount rates ranging from 9.5% to 11.0%. In 2017, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2018 and 2017 consist of assets with finite useful lives initially recorded at their respective fair values. Finite-lived intangible assets are amortized as follows:

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is the local currency are translated at exchange rates as of the balance sheet dates. Revenues and expenses of such local functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income (loss). Foreign local currency gains and losses relating to non-operational transactions are included in other expense, net. Foreign currency gains and losses relating to operations are included in general and administrative expense.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, evaluation of going concern assessment, litigation accruals, the estimated fair value of share-based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments.

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from customers of 10 of the Company’s clients. For the years ended December 31, 2018, 2017 and 2016, the Company derived approximately 42.5%, 42.3% and 39.2%, respectively, of its net revenues from customers through marketing and servicing agreements with these 10 clients. For the years ended December 31, 2018, 2017 and 2016, the Company derived approximately 14.8%, 14.6% and 11.7%, respectively of its net revenues from its largest client and its customers. Many of these key client relationships are governed by agreements that may be terminated without cause by the clients upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s clients upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the clients may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key clients, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of period	$7.5	$3.0	$3.0
Provision, net of recoveries	0.7	4.8	0.2
Write-offs	(0.6)	(0.3)	(0.2)
Balance, end of period	$7.6	$7.5	$3.0

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Supplemental Disclosure of Cash Flow Information

At December 31, 2018, the Company had an accrual for the acquisition of property and equipment of $0.7 million and increased long-term debt by $86.2 million in connection with payment-in-kind interest.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. The new standard, ASC 606, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity expects to receive for the goods and services provided. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We adopted the new guidance effective January 1, 2018 using the modified retrospective method, focusing on contracts not yet completed as of December 31, 2017. We recognized the cumulative effect of applying ASC 606 as of January 1, 2018 as an adjustment to the opening balance of accumulated deficit. The comparative information for the years ended December 31, 2017 and 2016 has not been restated and continues to be reported under the accounting standards in effect for those periods. As required by ASC 606, results for the year ended December 31, 2018 includes dual reporting, presenting operating results under both the previous and current standards. See Note 3—Revenues for additional information relating to the adoption of ASC 606 and its impact on the Company.

In February 2016, the FASB issued new accounting guidance related to leases. The new standard, Accounting Standards Codification Topic 842, Leases (“ASC 842”) requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 and elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allow the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018. We continue to finalize our implementation efforts and currently estimate that the adoption of ASC 842 will result in recognition of an initial operating lease right-of-use asset of approximately $37.7 million to $41.5 million and a corresponding operating lease liability of approximately $52.7 million to $58.0 million. The new standard is not expected to have a material impact on the Company’s consolidated statements of comprehensive income (loss) or cash flows. As of January 1, 2019, we implemented changes to our business processes and controls related to accounting for and the presentation and disclosure of leases.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, or ASU 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. The adoption of ASU 2016-15 by the Company as of January 1, 2018 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, or ASU 2016-18, which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The adoption of ASU 2016-18 by the Company as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The consolidated statement of cash flows for the year ended December 31, 2017 was revised to exclude the $1.4 million and $0.6 million change in restricted cash from net cash provided by operating activities and net cash used in investing activities, respectively, and to include $26.1 million and $24.8 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively. The consolidated statement of cash flows for the year ended December 31, 2016 was revised to exclude the $(0.1) million and $1.8 million change in restricted cash from net cash provided by operating activities and net cash used in investing activities, respectively, and to include $29.2 million and $26.1 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but is limited to the carrying value of the goodwill. Current guidance, however, requires an impairment charge to be calculated as the excess of the carrying value of goodwill over its implied fair value. The new guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, or ASU 2018-15, to help entities evaluate the accounting for costs of implementation activities incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with those incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2018-15 on the Company’s consolidated financial position, results of operations and cash flows.

3. REVENUES

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

The impact of adoption was not material to the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2018 or to the consolidated balance sheet as of December 31, 2018.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2018 and 2017, along with the reportable segment for each category:

	For the Year Ended December 31,
	2018	2017 (a)	2016 (a)
	(in millions)
Global Loyalty	$239.3	$225.1	$167.0
Global Customer Engagement:
Revenue Enhancements	261.5	255.3	268.3
Engagement Solutions	99.6	104.0	118.0
Subtotal	600.4	584.4	553.3
Legacy Membership and Package	99.4	139.7	189.8
Eliminations	—	—	(1.1)
Total	$699.8	$724.1	$742.0

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2018, the Company has remaining performance obligations under fixed consideration arrangements of $0.3 million in 2019, $0.3 million in 2020 and $0.1 million in 2021, for a total of $0.7 million, all of which relate to the Global Customer Engagement Segment.

Costs to Obtain and Fulfill a Contract

Within the Global Loyalty segment, we pay commissions to internal salespeople which we generally expense as incurred because these expenses do not have a material impact on our financial statements. Within the Global Customer Engagement and Legacy Membership and Package segments, we occasionally pay advance commissions to our partners, with the advance commission earned down by the partner based on the initial and renewal membership revenue realized by the Company and the commission rate specified in the marketing arrangement, with the partner having the ability to continue to earn commissions in excess of the advance if sufficient revenue is realized by the Company. We had a balance of $55.1 million in prepaid commissions as of December 31, 2018 and recognized $56.8 million of amortization for the year ended December 31, 2018.

Within the Global Loyalty segment, we incur costs to fulfill a contract. Such costs are typically incurred during the implementation phase of a new contract with a client. We had a balance of $1.4 million in deferred costs as of December 31, 2018 and recognized $0.5 million of amortization for the year ended December 31, 2018.

Contract Assets and Liabilities

The following table reflects the balances of our contract liabilities, which we classify as deferred revenue, as of December 31, 2018 and 2017:

	December 31,
	2018	2017 (a)
	(in millions)
Deferred revenue - current	$29.7	$35.2
Deferred revenue - non-current	3.2	4.1
Total	$32.9	$39.3

(a)	Prior period amounts have not been adjusted under the modified retrospective adoption method.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The change in the total contract liabilities balances from December 31, 2017 to December 31, 2018 of $6.4 million, or 16.3%, is primarily due to the recognition of revenue arising from the satisfaction of performance obligations, partially offset by additional contract liabilities related to performance obligations that arose during the reporting period.

Discontinued Operations

Within the insurance solutions business and prior to the ABG Sale (as defined below), we acted as a third-party agent, administrator and marketer of certain accident and life insurance solutions. We earned revenue ratably over time in the form of commissions from insurance carriers based on premiums collected. We believe that our clients simultaneously received and consumed the benefits of our service as it occurred and that a time-based input measure of progress was appropriate because we expected, on the basis of our relevant history with similar contracts, to expend efforts on a generally even basis throughout the contract term. We also acted as an agent in arrangements where our performance obligation ensured the transfer of goods or services on behalf of our clients and where we had no pricing discretion.

The adoption of ASC 606 did not affect the operating results of the insurance solutions business for the year ended December 31, 2018. Within the insurance solutions business, there were no performance obligations that had a duration of more than one year or costs to obtain or fulfill a contract.

4. DISCONTINUED OPERATIONS

On August 15, 2018, the Seller completed the ABG Sale pursuant to the Purchase Agreement. The consideration paid by the Purchaser, subject to a working capital adjustment as set forth in the Purchase Agreement, and the net gain recognized in connection with the ABG Sale was as follows:

(in millions)
Cash received	$542.5
Net assets sold	(58.9)
Direct costs to sell	(10.5)
Gain on sale of business before income taxes	$473.1

Immediately following the closing of the ABG Sale, the Company repaid $466.7 million principal amount of long-term debt plus an associated repayment premium of $14.0 million under the 2017 Credit Facility. Repayment premiums paid are included in Principal payments on borrowings on the consolidated statement of cash flows for the year ended December 31, 2018. See Note 10—Long-Term Debt for more information on the 2017 Credit Facility and amendments thereto.

The Purchase Agreement contained customary representations, warranties and covenants, including a covenant that Affinion will not compete with the business of ABG for a period of five years. The Purchaser also agreed not to compete with certain businesses of Affinion and Seller for five years. The Purchase Agreement also contained mutual indemnification for breaches of representations and warranties and failure to perform covenants or obligations contained in the Purchase Agreement, subject to certain limitations, as well as indemnities related to taxes. As contemplated by the Purchase Agreement, the Company, Seller and certain of the Seller’s affiliates entered into related transition services agreements, whereby the Company will provide various services to the Purchaser, including but not limited to, certain general and administrative activities and the Purchaser or ABG will provide various services to the Company and its affiliates, including, but not limited to, certain data support and insurance services. The transition services agreements are not expected to have a material effect on the Company’s consolidated statements of comprehensive income (loss).

The parties to the Purchase Agreement also executed certain separate and distinct long-term arrangements related to information technology support, call center operation and packaging services, to be provided for five years. The effect of providing the services in the long-term arrangements from August 15, 2018 through December 31, 2018 totaled $0.8 million of net expenses and is recorded in Other income (expense), net on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2018.

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

The following table includes the major financial statement line items that comprise income from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
	2018 (a)	2017	2016
Operations	(in millions)
Net revenues	$127.3	$229.0	$227.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	78.8	134.7	134.9
Operating costs	6.3	9.8	8.8
General and administrative	5.5	8.0	6.9
Facility exit costs	—	0.5	(0.3)
Depreciation and amortization	0.7	1.5	1.4
Total expenses	91.3	154.5	151.7
Income from operations	36.0	74.5	75.7
Interest expense	(31.2)	(43.7)	(35.1)
Income from discontinued operations before income taxes	4.8	30.8	40.6
Income tax provision	—	(9.3)	(4.0)
Income from discontinued operations, net of tax	4.8	21.5	36.6

Disposal
Gain on sale of business before income taxes	473.1	—	—
Income tax provision	(30.1)	—	—
Gain on sale of business, net of tax	443.0	—	—

Income from discontinued operations, net of tax	$447.8	$21.5	$36.6
(a)	Includes operating results through August 15, 2018, the date the Company completed the ABG Sale.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The operating results reflected above do not fully represent the disposal group’s historical operating results, as the results reported within income (loss) from discontinued operations only include expenses that are directly attributable to the disposal group. The allocation of interest to the discontinued operations is based on the specific debt instrument that is required to be repaid as a result of the disposal transaction and is calculated based on the $466.7 million of debt repaid immediately following the closing of the ABG Sale.

The following table provides additional detail related to the net cash provided by (used in) operating and investing activities of the discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018 (a)	2017	2016
	(in millions)
Net cash flows provided by operating activities	$11.7	$0.3	$1.3
Cash flows used in investing activities:
Capital expenditures	$(1.7)	$(1.5)	$(1.4)
(a)	Includes cash flows through August 15, 2018, the date the Company completed the ABG Sale.

5. ACQUISITION

On February 8, 2018, the Company entered into a definitive agreement to acquire 100% of the equity capital of one of its top technology partners, Tavisca Solutions Private Limited (“Tavisca”), a leading provider of innovative technology to the travel industry. Tavisca is headquartered in Pune, India, with a U.S. office in Plano, Texas. The acquisition closed at a purchase price of $8.5 million, comprised of $6.5 million paid at closing and the balance of $2.0 million, with an acquisition date fair value of $1.7 million, to be paid on the first anniversary of the closing date. In addition, the Company may make certain additional payments of up to $13.0 million, with an acquisition date fair value of $9.6 million, based on a discounted cash flow model using a 14.4% discount rate. The amount of additional payments to be paid is dependent on Tavisca achieving certain agreed cost of operations targets for each of the three annual periods following the acquisition date. The additional payments are included in accounts payable and accrued expenses and other long-term liabilities on the consolidated balance sheet as of December 31, 2018, are measured at fair value on a recurring basis and are considered Level 3 financial instruments.

The acquisition of Tavisca is expected to strengthen and expand the Global Loyalty segment’s loyalty platform capabilities to help our clients improve program efficiency, customer loyalty, and customer lifetime value.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed in the Tavisca transaction. The acquisition date fair value of acquired assets and assumed liabilities was as follows:

Amount
(in millions)
Cash and cash equivalents	$0.8
Receivables	0.6
Other current assets	1.2
Property and equipment	0.1
Goodwill	11.3
Other intangibles	5.2
Other non-current assets	0.6
Deferred income taxes	(1.6)
Other long-term liabilities	(0.4)
Total consideration	$17.8

The intangible assets assumed are comprised of patents and technology ($4.6 million) and affinity relationships ($0.6 million), which are amortized on a straight-line basis over useful lives of two years and one year, respectively. The goodwill, which will not be deductible for India income tax purposes, is attributed to the Global Loyalty segment. In connection with the acquisition of Tavisca, the Company incurred $1.5 million of acquisition costs, of which $1.1 million and $0.4 million were recognized for the years ended

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

December 31, 2018 and 2017, respectively. Acquisition costs are included in general and administrative expense on the consolidated statements of comprehensive income (loss). As Tavisca’s pre-acquisition results of operations are not material to the consolidated financial statements, no pro forma financial information is provided. As Tavisca’s post-acquisition results of operations are not material to the consolidated financial statements, the post-acquisition revenue and earnings of Tavisca are not provided.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$585.5	$(584.3)	$1.2	$636.1	$(634.4)	$1.7
Affinity relationships	585.9	(564.6)	21.3	590.5	(564.1)	26.4
Proprietary databases and systems	45.7	(44.9)	0.8	45.8	(44.6)	1.2
Trademarks and tradenames	26.5	(23.7)	2.8	27.9	(23.4)	4.5
Patents and technology	52.2	(49.7)	2.5	47.7	(47.6)	0.1
Covenants not to compete	1.3	(1.3)	—	2.5	(2.4)	0.1
	$1,297.1	$(1,268.5)	$28.6	$1,350.5	$(1,316.5)	$34.0

During 2018 and 2017, foreign currency translation resulted in a decrease of $8.6 million and an increase of $14.3 million, respectively, in the gross carrying amount of intangible assets and a decrease of $7.9 million and an increase of $14.2 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Amortizable intangible assets:
Member relationships	$0.4	$0.6	$1.4
Affinity relationships	5.5	5.6	8.6
Proprietary databases and systems	0.4	0.4	0.4
Trademarks and tradenames	1.4	1.4	1.3
Patents and technology	2.1	0.1	1.0
Covenants not to compete	0.1	0.1	0.1
	$9.9	$8.2	$12.8

Based on the Company’s amortizable intangible assets as of December 31, 2018, the Company expects the related amortization expense for fiscal year 2019 and the four succeeding fiscal years to be approximately $8.5 million in 2019, $5.7 million in 2020, $3.7 million in 2021, $3.4 million in 2022 and $2.9 million in 2023.

At December 31, 2018 and 2017, and January 1, 2017, the Company had gross goodwill of $602.4 million, $595.4 million and $588.9 million, respectively, and accumulated impairment losses of $429.0 million at each date. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill included in the Legacy Membership and Package segment.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Global Loyalty	Global Customer Engagement	Legacy Membership and Package	Total
Balance at January 1, 2017	$104.8	$55.1	$—	$159.9
Currency translation	1.1	5.4	—	6.5
Balance at December 31, 2017	$105.9	$60.5	$—	$166.4
Acquisition	11.3	—	—	11.3
Currency translation	(0.4)	(3.9)	—	(4.3)
Balance at December 31, 2018	$116.8	$56.6	$—	$173.4

7. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2018	2017
	(in millions)
Gift card inventory	$23.7	$17.2
Prepaid credit card charges	33.6	15.3
Other receivables	11.1	10.6
Prepaid information technology costs	6.2	6.4
Other	17.0	20.1
Total	$91.6	$69.6

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2018	2017
	(in millions)
Leasehold improvements	$20.4	$21.2
Capitalized software	353.0	320.0
Computer equipment ($3.5 million and $3.2 million in 2018 and 2017, respectively, under capital leases)	74.6	75.3
Furniture, fixtures and equipment	23.4	18.8
Projects in progress	16.9	32.8
	488.3	468.1
Less: Accumulated depreciation	(396.4)	(364.6)
Total	$91.9	$103.5

Depreciation expense on property and equipment, including assets acquired under capital leases, totaled $38.3 million, $37.1 million and $42.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2018	2017
	(in millions)
Accounts payable	$69.7	$83.6
Accrued payroll and related costs	46.7	30.7
Gift card deposits	46.6	32.7
Accrued interest	25.8	30.3
Accrued product costs	18.1	18.3
Accrued legal and professional fees and loss contingency accruals	14.5	13.2
Accrued revenue sharing payable	7.0	23.4
Other	62.9	60.5
Total	$291.3	$292.7

10. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,	December 31,
	2018	2017
	(in millions)
Term loan due 2022, net of unamortized discount of $12.0 million and $29.2 million, with an effective interest rate of 10.01%	$825.4	$1,300.8
Revolving credit facility, expiring in 2022, net of unamortized discount of $1.8 million and $2.4 million	98.2	52.6
Senior cash 12.5%/ PIK step-up to 15.5% notes due 2022, net of unamortized discount of $18.1 million and $22.9 million, with an effective interest rate of 16.20%	663.4	572.4
Capital lease obligations	0.9	1.1
Total debt	1,587.9	1,926.9
Less: current portion of long-term debt	(13.8)	(13.9)
Less: unamortized deferred financing costs	(14.9)	(25.7)
Long-term debt	$1,559.2	$1,887.3

2018 Financing Transactions

On November 14, 2018, Metro SPV LLC, an affiliate of ICG Strategic Equity Advisors LLC (“Metro SPV”), affiliates of Elliott Management Corporation (“Elliott”), affiliates of Empyrean Capital Partners, LP (“Empyrean”) and Jefferies, LLC (“Jefferies” with Metro SPV, Elliott, Empyrean and Jefferies collectively, the “Second Lien Commitment Parties”) delivered a commitment letter (the “Second Lien Commitment Letter”) to Affinion and Affinion Holdings. Pursuant to the Second Lien Commitment Letter, the Second Lien Commitment Parties have committed to provide revolving loans to Affinion under a revolving credit facility (the “Second Lien Facility”) in the original principal amount of approximately $20.5 million (the “Commitment Financing”), which amount may be increased, on or before June 30, 2019 at the option of Affinion and subject to the consent of the Second Lien Commitment Parties, by an amount of up to approximately $17.0 million (the “Incremental Financing” and, together with the Commitment Financing, the “Second Lien Facility Financing”), subject to the terms and conditions set forth in the Second Lien Commitment Letter. Pursuant to the Second Lien Commitment Letter, on the closing date of the Second Lien Facility  the Second Lien Commitment Parties will be paid an upfront closing fee in an amount equal to 12% of the amount of the Commitment Financing (which at Affinion’s option, may be paid in the form of original issue discount). The Second Lien Commitment Parties will also be entitled to be paid the closing fee upon an Incremental Financing if consummated within a certain time period.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Certain of the Second Lien Commitment Parties owned more than 5.0% of the outstanding common stock of Affinion Holdings. Accordingly, as a condition to Affinion and Affinion Holdings entering into the Second Lien Facility and other documents relating to the Second Lien Facility, such transactions with 5.0% or more holders of common stock must be approved by holders of at least 66-2/3% of the outstanding common stock of Affinion Holdings pursuant to the terms of the shareholders agreement between Affinion Holdings and the stockholders party thereto, dated as of November 9, 2015, as amended (the “Shareholders Agreement”). On November 14, 2018, in connection with the Second Lien Commitment Letter, certain stockholders representing greater than 66-2/3% of Affinion Holdings’ common stock had delivered a written consent (the “November 2018 Supermajority Stockholder Consent”) approving the transactions contemplated by the Second Lien Commitment Letter. Pursuant to Regulation 14C under the Exchange Act and Section 228(e) of the Delaware General Corporation Law, on November 26, 2018, Affinion Holdings filed a definitive information statement on Schedule 14C (the “Information Statement”) to provide notice of the entry into the November 2018 Supermajority Stockholder Consent.

Pursuant to the Second Lien Commitment Letter, if funded, the Second Lien Facility will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility and will be guaranteed by Affinion Holdings and each subsidiary of Affinion that guarantees the 2017 Credit Facility. The Second Lien Facility will mature 91 days after the maturity date of the 2017 Credit Facility, but prior to the maturity of the 2017 Notes. The Second Lien Facility will contain substantially the same representations and warranties, covenants and events of default as those in the 2017 Credit Facility, subject to certain exceptions.

Interest will be payable on the Second Lien Facility at the rate of 12.00% per annum payable in kind. Each of the Second Lien Commitment Parties have agreed to provide the Second Lien Facility contemplated by the Second Lien Credit Facility Commitment; provided that, the Second Lien Commitment Parties have agreed that upon consummation of the 2019 Rights Offering (as defined below), the Second Lien Commitment Parties will be entitled to (i) a repayment in cash equal to the actual amount funded in cash by such Second Lien Commitment Party under the Second Lien Facility, the amount of all interest actually paid in kind, accrued and unpaid interest, and the amount of all customary indemnity and expense reimbursement obligations due under the documentation for the Second Lien Facility, (ii) a repayment of amounts equal to the Closing Fee (as defined in the Second Lien Commitment Letter) in the form of New Notes (as defined below), (iii) a repayment of amounts equal to the Early Termination Fee (as defined in the Second Lien Commitment Letter) in the form of New Notes and (iv) the payment of any other fees, premiums or amounts (if any) owing to the Second Lien Commitment Parties under the Second Lien Facility in the form of New Notes (the repayment provisions specified in clauses (i) – (iv) collectively referred to as the “Satisfaction and Discharge”).

The Company had the right, but not the obligation, to enter into the Second Lien Facility prior to the closing of the 2019 Recapitalization. The Company did not exercise such right and accordingly did not enter into the Second Lien Facility.

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

Affinion’s obligations under the 2017 Credit Facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates are, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The 2017 Credit Facility is secured on a first-priority basis to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. The 2017 Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the 2017 Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase Affinion’s capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The 2017 Credit Facility requires Affinion to comply with (a) a maximum ratio of senior secured debt to EBITDA (as defined in the 2017 Credit Facility) and (y) a minimum ratio of EBITDA to consolidated fixed charges. Through December 31, 2018, the maximum ratio of senior secured debt to EBITDA is 6.5:1.0 and the minimum ratio of EBITDA to consolidated fixed charges is 1.1:1.0. As of December 31, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Credit Facility.

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

On May 4, 2018, Affinion, as borrower, entered into the Second Amendment to the 2017 Credit Facility (the “Second Amendment”), pursuant to which Affinion amended the 2017 Credit Facility. The Second Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders (as defined therein), and for purposes of certain provisions contained therein, each other Loan Party party thereto, including the Company, as guarantor.

Pursuant to the Second Amendment, the parties revised the 2017 Credit Facility in order to modify the date upon which the aggregate Revolving Facility Commitment (as defined in the 2017 Credit Facility) is reduced from $110.0 million to $80.0 million. As a result of the Second Amendment, the date of such reduction was not to occur until August 10, 2018.

On July 16, 2018, Affinion, as borrower, entered into the Third Amendment to the 2017 Credit Facility (the “Third Amendment”), pursuant to which Affinion amended the 2017 Credit Facility. The Third Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Revolving Facility Lenders, and for purposes of certain provisions contained therein, each other Loan Party party thereto, including the Company, as guarantor.

Pursuant to the Third Amendment, the parties revised the 2017 Credit Facility in order to (i) allow the Total Secured Leverage Ratio (as defined in the 2017 Credit Facility), for the purposes of the requirement of a 5.275x Total Secured Leverage Ratio for the ABG Sale, to be calculated net of cash received by Affinion from the ABG Sale, (ii) modify certain provisions relating to mandatory prepayments in order to allow for the application of the proceeds from the ABG Sale towards existing amortization payments such that amortization equals 0.25% per quarter through March 31, 2020, then increases to 0.625% per quarter through March 31, 2021 and finally increases to 1.25% per quarter thereafter, with remainder of the proceeds being applied to the bullet payment at maturity, (iii) modify the provision which contemplates an automatic reduction in the available revolving credit amount from $110.0 million to $80.0 million to delay such automatic reduction until May 10, 2021, (iv) create a permitted reinvestments basket which would allow for up to $50.0 million of the proceeds from the ABG Sale to be retained, subject to certain restrictions, including the requirement that such proceeds be held in a segregated account subject to the sole control of administrative agent, which shall only be released to Affinion (A) with the agent’s consent or (B) if used to prepay Term Loans (as defined in the 2017 Credit Facility) at 103% (with any such proceeds remaining after 9 months to be used to prepay Term Loans at 103%), (v) increase general call protection (for prepayments/acceleration not related to a change of control) to 2% upon the fourth anniversary of the closing of the 2017 Credit Facility, (vi) revise certain addbacks and Pro Forma Basis (as defined in the 2017 Credit Facility) adjustments to reflect the projected change in EBITDA following the ABG Sale, (vii) reduce and/or delete certain negative covenant baskets and (viii) reduce certain material indebtedness and cross-default thresholds.

On November 14, 2018, Affinion, as borrower, entered into the Fourth Amendment to the 2017 Credit Facility (the “Fourth Amendment”). The Fourth Amendment was entered into among Affinion, HPS Investment Partners, LLC, as administrative agent, the Required Lenders (as defined in the 2017 Credit Facility), and for purposes of certain provisions contained therein, and each other Loan Party party thereto, including Affinion Holdings, as guarantor.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Pursuant to the Fourth Amendment, the parties amended the 2017 Credit Facility, to among other things, (x) permit the immediate release of $45.0 million of the $50.0 million of the proceeds from the ABG Sale, (i) $32.0 million of which is able to be used by Affinion for working capital needs and/or to make an investment in one or more businesses, or capital expenditures or assets and (ii) $13.0 million of which will immediately be used to prepay outstanding term loans under the 2017 Credit Facility, together with the required premium in an amount equal to 3.00% of the aggregate principal amount being so prepaid (the “Fourth Amendment Prepayment”) and (y) to modify certain provisions in the 2017 Credit Facility in order to permit  the Second Lien Facility Financing, which will be secured on a second lien basis on the same collateral that secures the 2017 Credit Facility. In addition, the Fourth Amendment (i) authorizes the administrative agent under the 2017 Credit Facility to enter into an intercreditor agreement with respect to the Second Lien Facility Financing, (ii) provides that the prepayment or repayment of the next approximately $31.0 million in principal amount of term loans, other than regularly scheduled amortization payments, shall be accompanied by a prepayment premium equal to the greater of 3% and the prepayment premium that would otherwise have been payable in connection with such prepayment or repayment, and (iii) makes modifications to certain of the restrictive covenants contained in the 2017 Credit Facility.

The Fourth Amendment was conditioned upon, among other things, receipt of the Commitment Letter. We refer to the entry into the Fourth Amendment, the receipt of the Commitment Letter and the transactions contemplated thereby as the “2018 Financing Transactions.”

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

As of December 31, 2018 and 2017, there were outstanding borrowings of $100.0 and $55.0 million, respectively, under the 2017 Credit Facility. During the year ended December 31, 2018, the Company had borrowings and repayments of $289.7 million and $244.7 million, respectively, under the 2017 Credit Facility. During the period from January 1, 2017 through May 10, 2017, the Company had borrowings and repayments of $99.0 million and $99.0 million, respectively, under Affinion’s 2014 Credit Facility. During the period from May 10, 2017 through December 31, 2017, the Company had borrowings and repayments of $192.2 million and $137.2 million, respectively, under the 2017 Credit Facility. As of December 31, 2018, Affinion had $5.0 million available for borrowing under the 2017 Credit Facility, after giving effect to the issuance of $5.0 million of letters of credit.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

On May 10, 2017, (a) Affinion completed a private offer to exchange or repurchase at the holder’s election (collectively, the “AGI Exchange Offer”) Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) for (i) new Senior Cash 12.5%/ PIK Step-Up to 15.5% Notes due 2022 of Affinion (the “2017 Notes”) and new warrants (the “2017 Warrants”) to acquire Common Stock, par value $0.01 per share, of Affinion Holdings (the “Common Stock”) or (ii) cash; (b) Affinion Holdings completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Holdings Exchange Offer”) Affinion Holdings’ 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash; and (c) Affinion Investments, LLC (“Affinion Investments”) completed a private offer to exchange or repurchase at the holder’s election (collectively, the “Investments Exchange Offer” and, together with the AGI Exchange Offer and the Holdings Exchange Offer, the “2017 Exchange Offers”) Affinion Investments’ 13.50% senior subordinated notes due 2018 (the “Investments senior subordinated notes”) for (i) 2017 Notes and 2017 Warrants or (ii) cash.  Under the terms of the AGI Exchange Offer, for each $1,000 principal amount of Affinion’s 2010 senior notes accepted in the AGI Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $930 in cash. Under the terms of the Holdings Exchange Offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes accepted in the Holdings Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $700 in cash. Under the terms of the Investments Exchange Offer, for each $1,000 principal amount of the Investments senior subordinated notes accepted in the Investments Exchange Offer, holders could elect to receive (i)(A) $1,000 principal amount of the 2017 Notes and 2017 Warrants to purchase 3.37 shares of Common Stock or (B) $880 in cash. Pursuant to the AGI Exchange Offer, approximately $269.7 million of Affinion’s 2010 senior notes plus accrued and unpaid interest were exchanged for approximately $277.8 million of the 2017 Notes, 2017 Warrants to purchase 1,103,203 shares of Common Stock and approximately $417,386 in cash, including $238.0 million of Affinion’s 2010 senior notes plus accrued and unpaid interest exchanged by related parties in exchange for $245.5 million of the 2017 Notes and 2017 Warrants to purchase 985,438 shares of Common Stock; pursuant to the Holdings Exchange Offer, approximately $4.6 million of Affinion Holdings’ 2013 senior notes plus accrued  and unpaid interest were exchanged by a related party for approximately $4.7 million of the 2017 Notes and 2017 Warrants to purchase 18,539 shares of Common Stock; and pursuant to the Investments Exchange Offer, approximately $12.4 million of the Investments senior subordinated notes plus accrued and unpaid interest were exchanged for approximately $12.8 million of the 2017 Notes, 2017 Warrants to purchase 51,005 shares of Common Stock and approximately $912 in cash, including $12.2 million of the Investments senior subordinated notes plus accrued and unpaid interest exchanged by related parties in exchange for $12.6 million of the 2017 Notes and 2017 Warrants to purchase 49,894 shares of Common Stock. Affinion used the proceeds of the 2017 Notes issued pursuant to the 2017 Investor Purchase Agreement (as defined below) to pay the cash tender consideration to participating holders in the 2017 Exchange Offers.

Previously, in connection with the 2017 Exchange Offers, on March 31, 2017, Elliott, Franklin Mutual Quest Fund, an affiliate of Franklin Mutual Advisers, LLC (“Franklin”), Empyrean and Metro SPV (collectively, in such capacity, the “Investors”), all of whom were, at the time of the closing, or became, as a result of the 2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, related parties, entered into an investor purchase agreement (the “2017 Investor Purchase Agreement”) with Affinion Holdings, Affinion and Affinion Investments, in which they agreed to purchase 2017 Notes and 2017 Warrants in an aggregate principal amount sufficient to pay all holders that participate in the 2017 Exchange Offers and elect to receive cash. Further, pursuant to the 2017 Investor Purchase Agreement, if Affinion Holdings, Affinion or Affinion Investments exercised its option to redeem any of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and/or the Investments senior subordinated notes not tendered in the 2017 Exchange Offers, the Company could obligate the Investors to purchase an aggregate principal amount of the 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund any such redemptions. In addition, pursuant to the terms of the 2017 Investor Purchase Agreement, Affinion was required to pay to the Investors upon the closing of the 2017 Exchange Offers a commitment premium of $17.5 million and a funding premium of $7.4 million in aggregate principal amount of the 2017 Notes and the same number of 2017 Warrants that such principal amount of the 2017 Notes would have been issued as part of the 2017 Exchange Offers.

Also, on May 10, 2017, Affinion exercised its option to redeem Affinion’s 2010 senior notes that were not tendered in the AGI Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. As a result, on May 10, 2017, Affinion (i) elected to redeem all of its outstanding $205.3 million aggregate principal amount of Affinion’s 2010 senior notes on May 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date, (ii) irrevocably deposited sufficient funds received from the Investors pursuant to the 2017 Investor Purchase Agreement to effect such redemption with the trustee under the indenture governing Affinion’s 2010 senior notes and (iii) entered into a satisfaction and discharge agreement to discharge its obligations under the indenture governing Affinion’s 2010 senior notes. Affinion’s 2010 senior notes were originally issued by Affinion on November 19, 2010 in an aggregate principal amount of $475.0 million and bore interest at 7.875% per annum. The redemption of Affinion’s 2010 senior notes was consummated on May 15, 2017.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Accordingly, on May 10, 2017, Affinion issued approximately $532.6 million aggregate principal amount of the 2017 Notes and Affinion Holdings issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, of which (i) approximately $295.3 million in aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to participating holders (including the Investors) in the 2017 Exchange Offers, including $262.8 million of the 2017 Notes and 2017 Warrants to purchase 1,053,871 shares of Common Stock issued to related parties, and (ii) approximately  $237.3 million in aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued, including all of the 2017 Notes and 2017 Warrants to purchase 2,791,475 shares of Common Stock issued to the Investors, all of whom are related parties, pursuant to the 2017 Investor Purchase Agreement to fund the cash consideration payable in the 2017 Exchange Offers and the cash redemption price for the balance of Affinion’s 2010 senior notes that were not exchanged or tendered in the AGI Exchange Offer and to pay the commitment premium and funding premium under the 2017 Investor Purchase Agreement. The 2017 Warrants received by the Investors on May 10, 2017, represented approximately 26.7% of the pro forma fully diluted ownership of Affinion Holdings after giving effect to issuances pursuant to the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, but without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement (other than the 2017 Warrants issued as part of the funding premium) that are triggered by the issuance of 2017 Warrants as part of the funding premium.

On June 13, 2017, (i) Affinion Holdings exercised its option to redeem the $11.5 million in aggregate principal amount of Affinion Holdings’ 2013 senior notes that were not tendered in the Holdings Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement and (ii) Affinion Investments exercised its option to redeem the $10.2 million in aggregate principal amount of the Investments senior subordinated notes that were not tendered in the Investments Exchange Offer and to fund such redemption with proceeds from the Investors pursuant to the terms of the 2017 Investor Purchase Agreement. Affinion Holdings’ 2013 senior notes were redeemed on July 17, 2017 at a redemption price of 103.4375% of the principal amount, plus accrued and unpaid interest to the redemption date and the Investments senior subordinated notes were redeemed on July 17, 2017 at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest to the redemption date. Affinion Holdings’ 2013 senior notes were originally issued by Affinion Holdings on December 12, 2013 in an aggregate principal amount of $292.8 million and bore interest at 13.75% per annum in cash, or at Affinion Holdings’ option, in payment-in-kind interest at 13.75% per annum plus 0.75%. The Investments senior subordinated notes were originally issued by Affinion Investments on December 12, 2013 in an aggregate principal amount of $360.0 million and bore interest at 13.50% per annum.

On July 17, 2017, pursuant to the 2017 Investor Purchase Agreement, Affinion issued approximately $23.7 million aggregate principal amount of the 2017 Notes to the Investors and Affinion Holdings issued 2017 Warrants to the Investors. Pursuant to the 2017 Investor Purchase Agreement, the Investors paid a purchase price of approximately $23.5 million to Affinion, which amount includes the payment of pre-issuance accrued interest of approximately $0.6 million from May 10, 2017. The 2017 Notes and 2017 Warrants issued by Affinion and Affinion Holdings, respectively, to the Investors include the funding premium payable under the 2017 Investor Purchase Agreement. The 2017 Notes constitute a further issuance of, and form a single series with, the $532.6 million in aggregate principal amount of the 2017 Notes that Affinion issued on May 10, 2017.

In connection with the 2017 Exchange Offers and the redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were not tendered pursuant to the 2017 Exchange Offers, the Company determined that the debt had been extinguished and the Company recognized a loss of approximately $1.8 million for the year ended December 31, 2017, which represented the excess of the fair value of the 2017 Notes and 2017 Warrants issued over the carrying value of the notes exchanged in the 2017 Exchange Offers and Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes that were redeemed, including all associated unamortized fees, discounts and 2015 troubled debt restructuring carrying value adjustments. The loss of $1.8 million is included in Gain (loss) on extinguishment of debt on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2017. Transaction fees and expenses of approximately $8.4 million related to the issuance of the 2017 Notes have been capitalized and are being amortized over the term of the 2017 Notes using the effective interest method.

In connection with the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, due to the issuance of the 2017 Warrants in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement, Affinion Holdings offered to each Pre-Emptive Rights Holder the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of 2017 Warrants at an exercise price of $0.01 per 2017 Warrant pursuant to the 2017 Pre-Emptive Rights Offer. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock to participants in the 2017 Pre-Emptive Rights Offer.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company performed an accounting analysis and determined that the 2017 Warrants represent in substance common stock and that the 2017 Warrants issued pursuant to the 2017 Exchange Offers and the 2017 Investor Purchase Agreement required anti-dilution provisions and commitment premium and funding premium represented a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the 2017 Exchange Offers have been expensed.

The 2017 Notes bear interest at the rate per annum as follows:

For any interest payment period ending on or prior to the date that is the 18 month anniversary of the settlement date of the 2017 Exchange Offers (the “Settlement Date”), Affinion may, at its option, elect to pay interest on the 2017 Notes (1) entirely in cash (“Cash Interest”) at a rate per annum of 12.50% or (2) entirely by increasing the principal amount of the outstanding 2017 Notes or by issuing PIK notes (“PIK Interest”) at a rate per annum of 14.00%, provided that interest for the first interest period commencing on the Settlement Date shall be payable entirely in PIK Interest. The interest for the first interest period was paid in PIK Interest on November 10, 2017.

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

Affinion’s obligations under the 2017 Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by the same entities that guarantee the 2017 Credit Facility. The 2017 Notes and guarantees thereof are unsecured senior obligations of Affinion and each of the guarantors. The 2017 Notes Indenture contains negative covenants that restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion will not be required to deliver any separate reports to holders or financial statements or other information of Affinion and its restricted subsidiaries as long as Affinion Holdings is a guarantor of the 2017 Notes and files such reports with the SEC. As of December 31, 2018, Affinion was in compliance with the restrictive covenants under the 2017 Notes.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company also leases certain equipment under capital leases expiring through 2020.

The aggregate maturities of debt, including capital leases, as of December 31, 2018 are as follows:

Amount
(in millions)
2019	$13.8
2020	28.9
2021	58.6
2022	1,518.5
2023	—
2024 and Thereafter	—
$1,619.8

See Note 22—Subsequent Events for a discussion of the 2019 Recapitalization, including the 2019 Exchange Offer, Amended Credit Agreement and New Notes.

11. DEFICIT

As of December 31, 2018, 2017 and 2016, the Company’s capital stock consists of a total of 550,000,000 authorized shares, of which 520,000,000 shares, $0.01 par value per share, are designated as “Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class C Common Stock,” 10,000,000 shares, $0.01 par value per share, are designated as “Class D Common Stock” and 10,000,000 shares, $0.01 par value per share, are designated as “preferred stock.” As of December 31, 2018 and 2017, the Company has outstanding (i) 9,090,404 and 9,157,071 shares of Common Stock, respectively, (ii) 433,813 shares of Class C Common Stock and (iii) 456,643 shares of Class D Common Stock. As of December 31, 2018 and 2017, the Company had outstanding 2017 Warrants (as described further below) to purchase 4,392,936 shares of Common Stock and a Limited Warrant (as described further below) to purchase up to 462,266 shares of Common Stock. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

During the year ended December 31, 2018, 66,667 shares of Common Stock were tendered to the Company by a shareholder for no consideration. These shares were subsequently cancelled by the Company.

On May 10, 2017, in connection with the 2017 Exchange Offers and 2017 Investor Purchase Agreement, the Company issued 2017 Warrants to purchase 3,974,581 shares of Common Stock, in the aggregate, of which (a) 2017 Warrants to purchase 1,172,747 shares of Common Stock were issued to holders (including certain of the Investors) whose Existing Notes (as defined below) were accepted for exchange in the 2017 Exchange Offers, including 1,053,871 issued to related parties, and (b) 2017 Warrants to purchase 2,801,834 shares of Common Stock were issued in connection with the 2017 Investor Purchase Agreement, including the funding and commitment premiums under the 2017 Investor Purchase Agreement, including 2,791,475 issued to the Investors, all of whom are related parties. In connection with the 2017 Exchange Offers and the 2017 Investor Purchase Agreement, and in accordance with Affinion Holdings’ obligations under the Shareholders Agreement, dated as of November 9, 2015 (as amended, the “Shareholders Agreement”), due to the issuance of the 2017 Warrants in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement, commencing on June 22, 2017, and expiring on July 7, 2017, Affinion Holdings offered (the “2017 Pre-Emptive Rights Offer”) to each holder of pre-emptive rights (“Pre-Emptive Rights Holder”) the right to purchase with cash up to such Pre-Emptive Rights Holder’s pro rata share (as determined in accordance with the Shareholders Agreement) of  2017 Warrants issued pursuant to the 2017 Exchange Offers and the 2017 Investor Purchase Agreement at a price of $7.13 per New Warrant. On July 12, 2017, Affinion Holdings issued 2017 Warrants to purchase 63,741 shares of Common Stock, which were subsequently exercised on August 10, 2017, to participants in the 2017 Pre-Emptive Rights Offer. On July 17, 2017, Affinion Holdings issued 2017 Warrants to purchase 418,355 shares of Common Stock, including 2017 Warrants to purchase 414,868 shares of Common Stock to the Investors, all of whom are related parties, in connection with the 2017 Investor Purchase Agreement, including the funding premium under the 2017 Investor Purchase Agreement. In addition, as a result of the anti-dilution protections of the 2017 Warrants, the number of shares of Common Stock underlying the 2017 Warrants issued on May 10, 2017 to holders other than the Investors increased, in the aggregate, by 3,487 shares. The number of shares of Common Stock issuable upon the exercise of the 2017 Warrants, as described herein, reflects the application of the anti-dilution protections of the 2017 Warrants issued in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement that are triggered by the issuance of 2017 Warrants as part of the funding premium and in the 2017 Pre-Emptive Rights Offer.

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

The 2017 Warrants contain customary provisions for the adjustment of the number of shares of Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of Common Stock to the extent that holders of 2017 Warrants are not permitted to participate on an as-exercised basis. The 2017 Warrants were all subject to anti-dilution adjustments (the “Adjustment Feature”) in connection with the issuance of 2017 Warrants pursuant to the 2017 Investor Purchase Agreement in respect of the funding premium thereunder and pursuant to the 2017 Pre-Emptive Rights Offer that expired on July 7, 2017. As a result of the application of these anti-dilution adjustments, the 2017 Warrants offered in the 2017 Exchange Offers and pursuant to the 2017 Investor Purchase Agreement (excluding the 2017 Warrants to be issued in respect of the funding premium) represented, as of July 17, 2017, approximately 15% of the fully diluted ownership of Affinion Holdings and the 2017 Warrants issued as part of the commitment premium under the 2017 Investor Purchase Agreement represented, as of July 17, 2017, approximately 14.3% of the fully diluted ownership of Affinion Holdings, in each case without giving effect to options and restricted stock units granted under Affinion Holdings’ management compensation and incentive plans.

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

The Company performed an accounting analysis and determined that the 2017 Warrants represent in substance common stock and that the 2017 Warrants issued pursuant to the 2017 Exchange Offers and 2017 Investor Purchase Agreement required anti-dilution provisions and commitment premium and funding premium represent a debt discount of $16.1 million. Fees associated with new lenders of $4.6 million have been recorded as debt discount. Fees related to existing lenders who continued to be lenders in connection with the 2017 Exchange Offers have been expensed.

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

See Note 22—Subsequent Events for a discussion of the 2019 Recapitalization, including the 2019 Exchange Offer and New Common Stock.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) attributable to holders of Common Stock is computed by dividing net income (loss) attributable to holders of Common Stock by the weighted average number of shares of Common Stock, warrants and restricted stock units (“RSUs”) outstanding. Diluted EPS attributable to holders of Common Stock reflects the potential dilution of Class C/D common stock, stock options and incentive awards that could be exercised or converted into shares of Common Stock, and is computed by dividing net income (loss) attributable to holders of Common Stock by the weighted average number of shares of Common Stock, warrants and RSUs outstanding plus the effect of potentially dilutive securities.

The computation of basic and diluted earnings (loss) per share is set forth below:

($ in millions, except per share data)	Year Ended December 31,
	2018	2017	2016
Numerator:
Loss from continuing operations, net of tax	$(144.5)	$(45.9)	$(20.3)
Less: net income attributable to non-controlling interest	(1.2)	(0.8)	(0.6)
Loss from continuing operations attributable to Affinion Group Holdings, Inc.	(145.7)	(46.7)	(20.9)
Net income from discontinued operations, net of tax	447.8	21.5	36.6
Net income (loss) attributable to Affinion Group Holdings, Inc.	$302.1	$(25.2)	$15.7

Denominator:
Weighted average shares of Common Stock	9,154,697	9,126,952	9,093,330
Weighted average shares for warrants	4,392,936	2,766,781	—
Weighted average shares for vested RSUs	78,864	28,398	10,861
Basic weighted average shares of Common Stock	13,626,497	11,922,131	9,104,191
Weighted average effect of dilutive securities	—	—	792
Diluted weighted average shares of Common Stock	13,626,497	11,922,131	9,104,983

Basic earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(10.69)	$(3.92)	$(2.26)
Discontinued operations	$32.86	$1.80	$4.00
Net earnings (loss) per share	$22.17	$(2.12)	$1.74

Diluted earnings (loss) per share attributable to holders of Common Stock:
Continuing operations	$(10.69)	$(3.92)	$(2.26)
Discontinued operations	$32.86	$1.80	$4.00
Net earnings (loss) per share	$22.17	$(2.12)	$1.74

See Note 22—Subsequent Events for a discussion of the 2019 Recapitalization, including the 2019 Exchange Offer and New Common Stock.

13. INCOME TAXES

On December 22, 2017, the TCJA was enacted into law. For the year ended December 31, 2017, we recognized a provisional tax benefit amount of $25.5 million for items related to the TCJA for which we were able to determine a reasonable estimate. During 2018, and prior to December 22, 2018, we finalized and completed our accounting associated with the TCJA with no subsequent adjustments to provisional amounts recorded. See Note 2—Summary of Significant Accounting Policies for more information on the TCJA.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The income tax benefit (provision) consisted of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$—	$—	$0.4
State	(0.8)	(0.7)	(0.4)
Foreign	(5.3)	(3.4)	(5.0)
	(6.1)	(4.1)	(5.0)
Deferred:
Federal	28.5	30.6	0.7
State	4.3	0.7	0.3
Foreign	0.3	—	0.6
	33.1	31.3	1.6
Total income tax benefit (provision)	$27.0	$27.2	$(3.4)

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$(179.4)	$(73.5)	$(2.9)
Foreign	7.9	0.4	(14.0)
Income (loss) from continuing operations before income taxes	$(171.5)	$(73.1)	$(16.9)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2018	2017
	(in millions)
Non-current deferred income tax assets:
Net operating loss carryforwards	$187.4	$250.1
State net operating loss carryforwards	33.2	18.9
Depreciation and amortization	43.6	70.8
Accrued expenses and deferred revenue	21.9	17.2
Prepaid expenses	1.2	1.3
Provision for doubtful accounts	1.1	0.5
Other	23.4	13.4
Non-current deferred income tax assets	311.8	372.2
Non-current deferred income tax liabilities:
Other	—	(2.8)
Non-current deferred income tax liabilities	—	(2.8)
Valuation allowance	(311.9)	(371.8)
Non-current net deferred income tax liability, net of non-current deferred income tax assets of $2.8 and $3.1, respectively)	$(0.1)	$(2.4)

As of December 31, 2018, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards available to offset future taxable income of $530.2 million (which will expire in 2026 through 2037).

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As of December 31, 2018, Affinion Holdings and its subsidiaries had state net operating loss carryforwards of $591.4 million (which expire, depending on the jurisdiction, between 2019 and 2038, or may be carried forward indefinitely) and state tax credits of $1.6 million (which expire between 2019 and 2023). A full valuation allowance was recorded with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

As of December 31, 2018, Affinion Holdings and its subsidiaries have net operating loss carryforwards of $238.4 million in foreign jurisdictions (which expire, depending on the jurisdiction, between 2019 and 2038, or may be carried forward indefinitely). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to $236.2 million of these net operating losses is required due to the uncertainty of their realization.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the §338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2018 and 2017 totaled $311.9 million and $371.8 million, respectively. The decrease in valuation allowance of $59.9 million is attributable to a decrease in the book to tax temporary differences that require a valuation allowance and a decrease in the valuation allowance attributable to tax attributes (i.e., net operating losses).

As of December 31, 2017, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards available to offset future taxable income of $818.0 million (which will expire in 2026 through 2037).

As of December 31, 2017, Affinion Holdings and its subsidiaries had state net operating loss carryforwards of $693.6 million (which expire, depending on the jurisdiction, between 2018 and 2037) and state tax credits of $1.8 million (which expire between 2018 and 2022). A full valuation allowance was recorded with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

As of December 31, 2017, Affinion Holdings and its subsidiaries had net operating loss carryforwards of $266.9 million in foreign jurisdictions (which expire, depending on the jurisdiction, between 2018 and 2037, or may be carried forward indefinitely). A full valuation allowance was recorded with respect to these carryforwards net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized.

The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the §338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2017 and 2016 totaled $371.8 million and $551.0 million, respectively. The decrease in valuation allowance of $179.2 million is attributable to the SAB 118 estimates applicable to the TJCA, a decrease in the book to tax temporary differences that require a valuation allowance and a decrease in the valuation allowance attributable to tax attributes (i.e., net operating losses).

With the exception of the Company’s South African and Turkish subsidiaries, foreign taxable income is recognized currently for U.S. federal and state income tax purposes because such operations are entities disregarded for U.S. federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for the tax over the financial reporting basis in its South African and Turkish subsidiaries because they are permanent in duration. A deferred tax asset is recognized in this circumstance only if it is apparent that the temporary difference will reverse in the foreseeable future. As of December 31, 2018, there is a $17.2 million deficit in retained earnings of the South African and Turkish subsidiaries.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

A reconciliation of the effective income tax rate from the U.S. federal statutory rate is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal expense	(2.3)	(10.4)	4.3
Change in valuation allowance and other	2.6	(25.1)	(60.4)
Taxes on foreign operations at rates different than U.S. federal rates	(2.6)	(4.7)	(25.7)
SAB 118 impact of TCJA	—	34.8	—
Impact of debt exchanges and subscription rights offering	—	5.7	19.4
U.S. tax on foreign operations	(2.6)	1.9	9.1
Prior year accrual and adjustments	0.2	0.1	(0.8)
Non-deductible expenses	(0.5)	(0.1)	(0.7)
	15.8%	37.2%	(19.8)%

The Company’s effective tax rate has fluctuated significantly over the last three years. These fluctuations are primarily due to changes in valuation allowances driven by changes in the corresponding deferred tax balances, the impact associated with the debt exchanges and subscription rights offering and state and foreign taxes. The 2016 tax benefit associated with the debt exchanges and subscription rights offering resulted from a change in the estimated tax relative to the same. The fluctuation for 2017 is primarily the result of the change on deferred tax balance requirements, including valuation allowances, estimated pursuant to SAB 118 in accordance with the TCJA enactment and the impact of the AGI Exchange Offer. These fluctuations are also the result of the changes in loss from continuing operations before income taxes to $171.5 million for the year ended December 31, 2018 compared to $73.1 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively.

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The Company is currently subject to Cantonal law.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.2 million, $0.2 million and $0.1 million of interest in income tax expense related to uncertain tax positions arising in 2018, 2017 and 2016, respectively. Accrued interest and penalties related to uncertain tax positions totaled $1.9 million and $2.1 million as of December 31, 2018 and 2017, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The Company’s gross unrecognized tax benefits increased $2.1 million, decreased $1.6 million and increased $11.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Unrecognized tax benefits, beginning of period	$5.0	$6.6	$(4.4)
Gross increase – prior period tax positions	1.6	—	11.3
Gross decrease – prior period tax positions	(0.6)	(2.1)	—
Gross increase – current period tax positions	1.9	0.7	0.2
Gross decrease – current period tax positions	(0.8)	(0.2)	(0.5)
Unrecognized tax benefits, end of period	$7.1	$5.0	$6.6

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2018, income tax waivers were executed in certain states that extend the period subject to examination

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

14. COMMITMENTS AND CONTINGENCIES

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

On August 27, 2010, a former member of Webloyalty Holding Inc.’s (“Webloyalty”) membership programs filed a putative class action lawsuit against Webloyalty, one of its former clients, and one of the credit card associations in the United States District Court for the District of Connecticut (the “Connecticut District Court”). The plaintiff alleged that Webloyalty’s enrollment of the plaintiff using debit card information obtained from a third party via data pass, and not directly from the plaintiff, was deceptive. The plaintiff seeks to represent a nationwide class of consumers whose credit or debit card data was transferred to Webloyalty via data pass on or after October 1, 2008. The complaint, which was amended several times, asserted, among others, claims for violations of the Electronic Funds Transfer Act (“EFT”), the Electronic Communications Privacy Act (the “ECPA”), and the Connecticut Unfair Trade Practices Act (“CUTPA”) as well as other common law claims. On October 15, 2015, the Connecticut District Court entered judgment dismissing all claims with prejudice. The plaintiff appealed that judgment to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 20, 2016, the Second Circuit affirmed the Connecticut District Court’s dismissal in part, but reversed and remanded the dismissal of claims against Webloyalty and its former client under CUTPA and the EFT. The defendants have answered the remaining counts of the complaint and denied any liability. The defendants have also filed a motion for judgment on the pleadings on the plaintiff’s CUTPA claim, and for summary judgment on his EFT claim. On October 26, 2018, the Connecticut District Court entered summary judgment for defendants on the EFT claim, declined to exercise supplemental jurisdiction over the CUTPA claim, and dismissed the CUTPA claim without prejudice. The Connecticut District Court also directed the clerk to close the file. On December 6, 2018, the plaintiff noticed an appeal to the Second Circuit.

On June 7, 2012, a factually similar class action lawsuit was filed against Webloyalty in the U.S. District Court for the Southern District of California (the “District Court of S.C.”). After filing several amended complaints, the plaintiff asserted a variety of claims, including claims under the EFT, the ECPA, California Business and Professional Code § 17200, et seq. (the “CBPC”), CUTPA, various privacy statutes, and common law. The plaintiff did so on behalf of a purported nationwide class of consumers whose credit or debit card information was obtained by Webloyalty via data pass, and had their credit or debit cards charged on or after October 1, 2008. On June 22, 2015, the District Court of S.C. entered judgment dismissing the plaintiff’s federal claims with prejudice, and his state claims without prejudice. The plaintiff appealed that judgment to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On March 28, 2017, the Ninth Circuit affirmed the dismissal of the plaintiff’s ECPA and privacy-based state law claims, but reversed and remanded the dismissal of other claims, including the plaintiff’s claims under the EFT, CBPC, and CUTPA. On September 5, 2017, the plaintiff filed a third amended complaint, which asserts the claims that were remanded by the Ninth Circuit. Webloyalty has answered the complaint and denied all liability. On June 29, 2018, the plaintiff moved for class certification on his claims for violation of the EFT on behalf of a nationwide class, and on his claims for conversion, and violation of CBPC on behalf of a California class. On March 15, 2019, the court denied that motion. The action remains pending, but as an individual action on behalf of a single plaintiff and not on behalf of a class.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania (the “District Court of E. Pa.”), alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleged that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint sought damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On March 1, 2017, the parties entered into a

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

settlement and release wherein Trilegiant agreed to make a payment to Kohl’s of approximately $0.3 million and to pay 30% of Kohl’s on-going legal fees in the putative class action, capped at $0.4 million (excluding Trilegiant’s initial payment of approximately $0.3 million), to resolve Kohl’s indemnification, contribution and breach of contract claims against Trilegiant with respect to fees and expenses that Kohl’s has incurred or will incur in connection with its defense of the putative class action. Kohl’s reserved its right to seek indemnity from Trilegiant for any liability Kohl’s may incur to the plaintiffs in the putative class action relating to Trilegiant’s membership program. The third-party complaint was dismissed without prejudice by stipulation of the parties on March 10, 2017.

On August 18, 2016, Lion 2004 Receivables Trust (“Lion”) filed a complaint in the United States District Court for the State of Delaware (the “District Court of Delaware”) against Long Term Preferred Care, Inc. (“LTPC”), a company that used to be a subsidiary of Affinion Benefits Group, LLC (“ABG”). In the complaint, Lion alleged that LTPC made certain inaccurate representations and warranties in connection with a Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion sought indemnification and damages, among other things. LTPC filed a motion to dismiss in response to the complaint on October 24, 2016. On March 20, 2017, a magistrate judge recommended that the District Court of Delaware deny LTPC’s motion to dismiss. On August 31, 2017 the District Court of Delaware adopted the magistrate’s recommendation denying LTPC’s motion to dismiss. On September 14, 2017, LTPC filed its Answer and Defenses to the complaint. Pursuant to the Company’s purchase agreement with Cendant, the Cendant Entities (as such terms are defined in Note 17—Related Party Transactions) have agreed to indemnify ABG for any liability relating to this matter. The matter was settled on March 28, 2019 and LTPC was fully indemnified.

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, ABG, Affinion and/or Affinion Holdings. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. On November 18, 2016, PNC filed a complaint in the Pennsylvania Court of Common Pleas against Trilegiant for indemnification, breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The complaint also alleges negligence and intentional misconduct by other Affinion entities. These claims arise out of consent orders that PNC entered into with the Office of the Comptroller of the Currency (the “OCC”) to settle the OCC’s Section 5 claim against it. According to PNC, the damages it incurred pursuant to those consent orders were the result of Trilegiant’s failure to properly service PNC’s customers. Trilegiant’s preliminary objections to PNC’s complaint were filed on January 12, 2017. On January 30, 2017, the case was transferred from the Court of Common Pleas to the Commerce Court and Complex Litigation Center. Oral argument on Trilegiant’s preliminary objections was held on May 9, 2017. On May 25, 2017, the court issued its opinion, dismissing some claims, but keeping the indemnification and unjust enrichment claims. On June 19, 2017, the defendants filed their answer. Discovery is ongoing.

On November 19, 2018, Hartford Life and Accident Insurance Company (“Hartford”) served Franklin Madison Group, formerly ABG (“Franklin Madison”), with a complaint in Superior Court for the Judicial District of Hartford, Connecticut. The complaint alleges breach of contract arising out of a May 24, 2004 Administrative Services Agreement and Contingent Commission Agreement (the “Hartford Matter”). Pursuant to the Purchase Agreement in connection with the sale of ABG, the Company agreed to assume the defense and indemnify the Purchaser for the Hartford Matter. The case has been moved to the complex litigation docket and discovery is underway.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies, which may include the Federal Trade Commission, the Federal Communications Commission, the Consumer Financial Protection Bureau, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. Additionally, certain of our clients have become, and others may become, involved in legal proceedings or governmental inquiries relating to our programs and solutions or marketing practices. As a result, we may be subject to claims under our marketing agreements, and as of December 31, 2018 we have accrued $9.3 million for certain asserted claims, including claims for which no litigation has been commenced.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

During the year ended December 31, 2017, a charge of $23.2 million was recorded relating to a cyber theft. An insurance claim related to this cyber theft is currently being pursued with the Company’s carriers and we expect a recovery in a future period which will be recorded when realizable.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2018, the Company provided guarantees for surety bonds totaling approximately $6.4 million and issued letters of credit totaling $6.5 million.

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $15.3 million, $15.6 million and $15.3 million for the years ended December 31, 2018, 2017 and 2016. At each of December 31, 2018 and 2017, the Company has accrued $0.8 million, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2018 are as follows:

Amount
(in millions)
2019	$18.2
2020	17.3
2021	15.7
2022	13.9
2023	10.2
Thereafter	2.8
Future minimum lease payments	$78.1

15. SHARE-BASED COMPENSATION

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

On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board adopted an amendment to the 2015 Plan (the “Plan Amendment”) to amend the 2015 Plan to increase the aggregate cap on Common Stock that may be issued to employees and directors of the Company from ten percent (10%) of the Common Stock to fifteen percent (15%) of the Common Stock (on a fully diluted basis, but excluding vested and unvested Common Stock and options or other rights to acquire Common Stock issued under the 2015 Plan).

For employee stock awards, the Company recognizes compensation expense over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company recognizes forfeitures as they occur. The Company has elected to recognize compensation cost for awards that only contain service conditions and that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During the year ended December 31, 2016, the Human Resources Committee granted options to employees under the 2015 Plan to purchase 887,500 shares of Affinion Holdings’ Common Stock. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board approved a repricing (the “Repricing”) of 299,636 unvested stock options (the "Underwater Options") previously issued under the 2015 Plan. Prior to the Repricing, all of the Underwater Options had a per share exercise price in excess of the current fair market value per share of Affinion Holdings’ Common Stock and as such the Board determined that the Underwater Options no longer served as adequate incentive or retention tools for the recipients. Pursuant to the Repricing, the per share exercise price of the Underwater Options was repriced (the “Repriced Options”) to equal $5.00. The Repriced Options continue to vest in accordance with their existing vesting schedules. All other material terms and conditions of the Repriced Options remain the same.

On November 14, 2018, upon the recommendation of the Human Resources Committee, the Board authorized the grant of options to employees under the 2015 Plan, as amended by the Plan Amendment, to purchase 827,500 shares of Affinion Holdings’ Common Stock. Options granted would have a contractual life of ten years and would vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options will be $5.00 per share. As of December 31, 2018, none of the options authorized on November 14, 2018 have been granted.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan during each of the three years ended December 31, 2018 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors
Outstanding options at January 1, 2016	7	3	3	2
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	(1)
Outstanding options at December 31, 2016	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at December 31, 2017	2	1	1	1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding options at December 31, 2018	2	1	1	1
Vested or expected to vest at December 31, 2018	2	1	1	1
Exercisable options at December 31, 2018	2	1	1	1
Weighted average remaining contractual term (in years)	5.3	5.3	5.3	5.3
Weighted average grant date fair value per option granted in 2018	$—	$—	$—	$—
Weighted average exercise price of exercisable options at December 31, 2018	$147.12	$147.12	$147.12	$147.12
Weighted average exercise price of outstanding options at December 31, 2018	$147.12	$147.12	$147.12	$147.12

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for each of the three years ended December 31, 2018 is presented below (number of options in thousands):

Outstanding options at January 1, 2016	—
Granted	888
Exercised	—
Forfeited or expired	(14)
Outstanding options at December 31, 2016	874
Granted	—
Exercised	—
Forfeited or expired	(98)
Outstanding options at December 31, 2017	776
Granted	—
Exercised	—
Forfeited or expired	(122)
Outstanding options at December 31, 2018	654
Vested or expected to vest at December 31, 2018	654
Exercisable options at December 31, 2018	336
Weighted average remaining contractual term (in years)	7.2
Weighted average grant date fair value per option granted in 2018	$—
Weighted average exercise price of exercisable options at December 31, 2018	$13.97
Weighted average exercise price of outstanding options at December 31, 2018	$9.86

Based on the estimated fair values of options granted, share-based compensation expense for the year ended December 31, 2018, 2017 and 2016 totaled $1.7 million, $1.7 million and $1.6 million, respectively. As of December 31, 2018, there was $1.9 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 0.7 years.

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

A summary of RSU activity under the 2015 Plan for each of the three years ended December 31, 2018 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding restricted unvested awards at January 1, 2016	—
Granted	20	$13.97
Vested	(20)	13.97
Forfeited	—
Outstanding restricted unvested awards at December 31, 2016	—
Granted	59	$7.14
Vested	(59)	7.14
Forfeited	—
Outstanding restricted unvested awards at December 31, 2017	—
Granted	—	—
Vested	—	—
Forfeited	—
Outstanding restricted unvested awards at December 31, 2018	—

Based on the estimated fair value of the RSUs granted, share-based compensation expense for the year ended December 31, 2017 and 2016 totaled $0.4 million and $0.3 million, respectively. There was no share-based compensation expense related to RSUs recognized for the year ended December 31, 2018. As of December 31, 2018, there was no unrecognized compensation cost related to the RSU awards.

Incentive Awards

On March 16, 2015, the Human Resources Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the year ended December 31, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the year ended December 31, 2017, 5,858 shares of Class C Common Stock and 6,161 shares of Class D Common Stock vested, in addition to CRAs of approximately $1.8 million. During the years ended December 31, 2017 and 2016, the Company recognized expense related to the 2015 Retention Program of $0.7 million and $3.6 million, respectively, of which $0.4 million and $1.8 million, respectively, related to the common stock portion of the Retention Awards. There was no expense related to the 2015 Retention Program for the year ended December 31, 2018.

See Note 22—Subsequent Events for a discussion of the 2019 Recapitalization, including the 2019 Exchange Offer.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

16. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.8 million, $5.5 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

17. RELATED PARTY TRANSACTIONS

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group, LLC or Affinion International. Of the legal proceedings disclosed in Note 14—Commitments and Contingencies, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the years ended December 31, 2018, 2017 and 2016, none of the Cendant Entities is a related party.

2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and Redemptions of Other Existing Notes

As discussed in Note 10—Long-Term Debt, on May 10, 2017, the Company completed the 2017 Exchange Offers and exercised its option under the 2017 Investor Purchase Agreement relating to Affinion’s 2010 senior notes, obligating the Investors to purchase an aggregate principal amount of the 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion’s 2010 senior notes not tendered in the AGI Exchange Offer. On June 13, 2017, the Company exercised its options under the 2017 Investor Purchase Agreement relating to Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes, obligating the Investors to purchase an aggregate principal amount of the 2017 Notes and 2017 Warrants that would yield sufficient cash proceeds to fund the redemptions of Affinion Holdings’ senior notes and the Investments senior subordinated notes not tendered in the Holdings Exchange Offer and Investments Exchange Offer, respectively. Prior to the completion of the 2017 Exchange Offers, Empyrean was the beneficial owner of 5% or more of the Company’s Common Stock. Upon consummation of the 2017 Exchange Offers, each of the Investors was the beneficial owner of 5% or more of the Company’s Common Stock. In connection with the 2017 Exchange Offers, Issuance of the 2017 Notes and 2017 Warrants and redemption of Affinion’s 2010 senior notes, Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes as of December 31, 2017, the Company issued approximately $515.1 million aggregate principal amount of the 2017 Notes and 2017 Warrants to purchase 4,234,335 shares of Common Stock to the Investors, all of whom were related parties as a result of their beneficial ownership of 5% or more of the Company’s Common Stock.

18. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2018.

								Fair Value At
						2024 and		December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
	(in millions)
Fixed rate debt	$0.4	$0.5	$—	$681.5	$—	$—	$682.4	$520.6
Average interest rate	14.86%	15.50%	15.50%	15.50%
Variable rate debt	$13.4	$28.5	$58.6	$836.9	$—	$—	$937.4	$913.8
Average interest rate (a)	10.64%	10.62%	10.53%	10.53%

(a)	Average interest rate is based on the estimated three month U.S. dollar LIBOR forward curve at December 31, 2018.

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

No realized gain or loss was recognized for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company recognized a realized loss of $1.3 million and a realized gain of $4.1 million, respectively, on the forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivable, and Accounts Payable—Carrying amounts approximate fair value at December 31, 2018 and 2017 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2018 and 2017 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Contingent Consideration—The Company’s estimated fair value of its contingent consideration at December 31, 2018, which is included in accounts payable and accrued expenses and other long-term liabilities on the consolidated balance sheet, is based on significant inputs not observable in the market (Level 3). The fair value of the liability is based on a discounted cash flow model and the significant unobservable inputs used consist of discount rates.

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

The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2018.

	Fair Value Measurements at December 31, 2018
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Contingent consideration	$10.9	$—	$—	$10.9

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2017.

19. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are net revenues and “Segment EBITDA,” which the Company defines as income from continuing operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Segment EBITDA of the Company’s three reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis. Corporate costs include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology, in addition to expenses previously recorded in corporate such as professional fees related to debt financing activities and share-based compensation costs. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s three reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

The ABG Sale, which was completed on August 15, 2018, comprised substantially all of the Company’s Insurance Solutions operating segment. Therefore, the Insurance Solutions operating segment is no longer considered a reportable segment and the operating results of the Insurance Solutions operating segment are not presented below. See Note 4—Discontinued Operations for more information on the ABG Sale.

Net Revenues

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Global Loyalty	$239.3	$225.1	$167.0
Global Customer Engagement	361.1	359.3	386.3
Subtotal	600.4	584.4	553.3
Legacy Membership and Package	99.4	139.7	189.8
Eliminations	—	—	(1.1)
	$699.8	$724.1	$742.0

Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Global Loyalty	$87.2	$64.0	$56.4
Global Customer Engagement	62.0	55.7	71.1
Subtotal	149.2	119.7	127.5
Legacy Membership and Package	34.9	40.1	41.3
Corporate	(76.4)	(48.2)	(56.2)
	$107.7	$111.6	$112.6

Provided below is a reconciliation of Segment EBITDA to income from continuing operations.

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Segment EBITDA	$107.7	$111.6	$112.6
Depreciation and amortization	(48.2)	(45.3)	(55.3)
Income from continuing operations	$59.5	$66.3	$57.3

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Depreciation and Amortization

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Global Loyalty	$21.4	$16.8	$17.0
Global Customer Engagement	25.2	27.2	36.5
Subtotal	46.6	44.0	53.5
Legacy Membership and Package	1.6	1.3	1.8
	$48.2	$45.3	$55.3

Segment Assets

	December 31,
	2018	2017
	(in millions)
Global Loyalty	$366.8	$354.7
Global Customer Engagement	217.1	243.6
Subtotal	583.9	598.3
Legacy Membership and Package	16.6	23.2
Corporate	81.5	16.1
Subtotal	682.0	637.6
Assets Held for Sale	—	129.3
	$682.0	$766.9

Capital Expenditures

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
Global Loyalty	$12.6	$14.7	$8.3
Global Customer Engagement	15.2	21.5	23.1
Subtotal	27.8	36.2	31.4
Legacy Membership and Package	—	—	—
Corporate	2.6	0.4	1.5
Subtotal	30.4	36.6	32.9
Discontinued Operations	1.7	1.5	1.4
	$32.1	$38.1	$34.3

Net Revenues

	For the Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S.	$422.2	$451.9	$446.8
U.K.	115.6	115.2	121.5
Other	162.0	157.0	173.7
	$699.8	$724.1	$742.0

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Total Assets

	December 31,
	2018	2017
	(in millions)
U.S. (1)	$481.5	$543.4
U.K.	106.9	114.6
Other	93.6	108.9
	$682.0	$766.9

(1)	Includes $0 and $129.3 million of assets held for sale at December 31, 2018 and 2017, respectively.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2018 and 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
2018
Net revenues	$189.0	$179.3	$177.1	$154.4
Marketing and commissions	$34.7	$31.8	$36.8	$39.5
Operating costs	$84.0	$83.1	$82.3	$81.9
General and administrative	$26.9	$35.0	$26.2	$25.6
Facility exit costs	$0.7	$0.1	$1.0	$2.5
Depreciation and amortization	$11.8	$11.7	$12.7	$12.0
Loss from continuing operations, net of tax	$(16.5)	$(30.7)	$(39.5)	$(57.8)
Income (loss) from discontinued operations, net of tax (1)	$(1.8)	$(3.1)	$456.9	$(4.2)
Net income (loss) (1)	$(18.3)	$(33.8)	$417.4	$(62.0)
Earnings (loss) per share attributable to holders of Common Stock
Basic earnings (loss) per share
Continuing operations	$(1.25)	$(2.28)	$(2.91)	$(4.26)
Discontinued operations (1)	$(0.13)	$(0.22)	$33.51	$(0.30)
Net earnings (loss) per share (1)	$(1.38)	$(2.50)	$30.60	$(4.56)
Diluted earnings (loss) per share
Continuing operations	$(1.25)	$(2.28)	$(2.91)	$(4.26)
Discontinued operations (1)	$(0.13)	$(0.22)	$33.51	$(0.30)
Net earnings (loss) per share (1)	$(1.38)	$(2.50)	$30.60	$(4.56)
2017
Net revenues	$184.6	$181.2	$183.3	$175.0
Marketing and commissions	$45.6	$42.4	$42.5	$43.0
Operating costs	$86.9	$103.6	$81.1	$80.7
General and administrative	$22.5	$24.4	$21.2	$17.7
Facility exit costs	$—	$1.4	$(1.2)	$0.7
Depreciation and amortization	$10.9	$11.0	$11.8	$11.6
Income (loss) from continuing operations, net of tax (2)(3)	$(1.4)	$(25.9)	$(21.0)	$2.4
Income from discontinued operations, net of tax (3)	$9.5	$0.8	$10.2	$1.0
Net income (loss) (2)	$8.1	$(25.1)	$(10.8)	$3.4
Earnings (loss) per share attributable to holders of Common Stock
Basic earnings (loss) per share
Continuing operations (2)(3)	$(0.21)	$(2.31)	$(1.54)	$0.17
Discontinued operations (3)	$1.06	$0.08	$0.74	$0.07
Net earnings (loss) per share (2)	$0.85	$(2.23)	$(0.80)	$0.24
Diluted earnings (loss) per share
Continuing operations (2)(3)	$(0.21)	$(2.31)	$(1.54)	$0.17
Discontinued operations (3)	$1.06	$0.08	$0.74	$0.07
Net earnings (loss) per share (2)	$0.85	$(2.23)	$(0.80)	$0.24

(1)	A gain on sale of business, net of tax of $447.2 million, or $32.81 per share attributable to common stockholders, was recorded in the third quarter of 2018 related to the ABG Sale.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

(2)	An income tax benefit of $25.5 million, or $1.87 per share attributable to common stockholders, was recorded in the fourth quarter of 2017 related to the impact of the TCJA.
(3)

During the quarter ended September 30, 2018, the Company identified errors related to the allocation of its income tax provision between continuing operations and discontinued operations included in the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2017 as presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The income tax provision on continuing operations was overstated by $7.6 million and the income tax benefit on discontinued operations was overstated by $7.6 million for the three months ended June 30, 2017 and the income tax provision on continuing operations was overstated by $5.0 million and the income tax provision on discontinued operations was understated by $5.0 million for the six months ended June 30, 2017. The revised basic earnings (loss) per share for continuing operations and discontinued operations for the three months ended June 30, 2017 were $(2.31) and $0.08, respectively, and the revised diluted earnings (loss) per share for continuing operations and discontinued operations for the three months ended June 30, 2017 were ($2.31) and $0.08, respectively. The revised basic earnings (loss) per share for continuing operations and discontinued operations for the six months ended June 30, 2017 were $(2.75) and $1.03, respectively, and the revised diluted earnings (loss) per share for continuing operations and discontinued operations for the six months ended June 30, 2017 were $(2.75) and $1.03, respectively. These errors had no impact on the consolidated tax provision or net loss for the three and six months ended June 30, 2017 as presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The Company assessed the materiality of these errors based on an analysis of quantitative and qualitative factors and concluded that they were not material to the quarterly unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017. The Company has revised its results of operations for the three months ended March 31, 2017 and June 30, 2017 to correct these errors and any subsequent presentation of the Company’s unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2017 and for the three and six months ended June 30, 2017 will reflect the correction of these errors. The revision had no impact on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017 or its consolidated statements of comprehensive income (loss) or of cash flows for the years ended December 31, 2018, 2017 and 2016.

21. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental consolidating financial information presents, in separate columns, the consolidating balance sheets as of December 31, 2018 and 2017, and the related consolidating statements of comprehensive income (loss) and cash flows for the years ended December 31, 2018, 2017 and 2016 for (i) the Company, (which is a parent guarantor of the 2017 Notes) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the issuer of the 2017 Notes (Affinion) with its investment in subsidiaries recorded under the equity method,  (iii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2017 Notes) on a combined basis, (iv) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2017 Notes) on a combined basis and (v) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of (1) the parent guarantor (the Company) and (2) each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the issuer of the 2017 Notes (Affinion) to obtain funds from any of its guarantor subsidiaries by dividends or loan.

During 2017, Affinion consummated the 2017 Exchange Offers, the issuance of the 2017 Notes and 2017 Warrants and redemptions of other existing notes. Under the 2017 Notes Indenture, the Company and certain domestic and international subsidiaries of Affinion guarantee the 2017 Notes. Accordingly, the Company has recast its previously reported statements of comprehensive income (loss) and cash flows for the year ended December 31, 2016 to reflect the guarantors and non-guarantors under the 2017 Notes.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2018

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$58.4	$9.7	$16.6	$—	$84.7
Restricted cash	—	5.9	3.6	4.9	—	14.4
Receivables, net	—	2.5	79.9	27.1	—	109.5
Prepaid commissions	—	—	28.6	10.0	—	38.6
Other current assets	—	42.0	41.2	8.4	—	91.6
Total current assets	—	108.8	163.0	67.0	—	338.8
Property and equipment, net	—	6.7	82.3	2.9	—	91.9
Goodwill	—	—	127.6	45.8	—	173.4
Other intangibles, net	—	—	23.9	4.7	—	28.6
Investment in subsidiaries	—	2,311.0	68.2	—	(2,379.2)	—
Intercompany loan receivable	—	360.8	—	23.4	(384.2)	—
Intercompany receivables	35.4	—	1,248.9	—	(1,284.3)	—
Other non-current assets	—	3.2	43.8	2.3	—	49.3
Total assets	$35.4	$2,790.5	$1,757.7	$146.1	$(4,047.7)	$682.0
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$13.5	$0.3	$—	$—	$13.8
Accounts payable and accrued expenses	4.7	92.7	155.3	38.6	—	291.3
Deferred revenue	—	—	24.7	5.0	—	29.7
Income taxes payable	—	0.5	0.8	1.0	—	2.3
Total current liabilities	4.7	106.7	181.1	44.6	—	337.1
Long-term debt	—	1,558.8	0.4	—	—	1,559.2
Deferred income taxes	—	—	1.5	1.4	—	2.9
Deferred revenue	—	0.1	3.1	—	—	3.2
Intercompany loans payable	28.9	—	355.3	—	(384.2)	—
Intercompany payables	—	1,242.8	—	41.5	(1,284.3)	—
Other long-term liabilities	—	16.6	14.2	6.2	—	37.0
Negative carrying amount of subsidiaries, net	1,260.4	—	—	—	(1,260.4)	—
Total liabilities	1,294.0	2,925.0	555.6	93.7	(2,928.9)	1,939.4
Total Affinion Group Holdings, Inc. deficit	(1,258.6)	(134.5)	1,202.1	51.2	(1,118.8)	(1,258.6)
Non-controlling interest in subsidiary	—	—	—	1.2	—	1.2
Total deficit	(1,258.6)	(134.5)	1,202.1	52.4	(1,118.8)	(1,257.4)
Total liabilities and deficit	$35.4	$2,790.5	$1,757.7	$146.1	$(4,047.7)	$682.0

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

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2018

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$591.5	$108.3	$—	$699.8
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.1	99.5	43.2	—	142.8
Operating costs	—	43.5	241.3	46.5	—	331.3
General and administrative	0.2	62.7	40.6	10.2	—	113.7
Facility exit costs	—	—	3.9	0.4	—	4.3
Depreciation and amortization	—	0.9	40.4	6.9	—	48.2
Total expenses	0.2	107.2	425.7	107.2	—	640.3
Income (loss) from continuing operations	(0.2)	(107.2)	165.8	1.1	—	59.5
Interest income	—	—	—	0.2	—	0.2
Interest expense	—	(195.7)	(0.8)	(0.9)	—	(197.4)
Interest income (expense) - intercompany	(0.9)	1.3	(1.6)	1.2	—	—
Loss on extinguishment of debt	—	(32.0)	—	—	—	(32.0)
Other income (expense), net	—	(0.8)	(0.2)	(0.8)	—	(1.8)
Income (loss) from continuing operations before income taxes	(1.1)	(334.4)	163.2	0.8	—	(171.5)
Income tax benefit (provision)	—	33.4	(4.5)	(1.9)	—	27.0
Income (loss) from continuing operations, net of tax	(1.1)	(301.0)	158.7	(1.1)	—	(144.5)
Income (loss) from discontinued operations, net of tax	—	463.9	(16.1)	—	—	447.8
Equity in income (loss) of subsidiaries	303.2	140.3	(2.3)	—	(441.2)	—
Net income (loss)	302.1	303.2	140.3	(1.1)	(441.2)	303.3
Less: net income attributable to non- controlling interest	—	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$302.1	$303.2	$140.3	$(2.3)	$(441.2)	$302.1

Net income (loss)	$302.1	$303.2	$140.3	$(1.1)	$(441.2)	$303.3
Currency translation adjustment, net of tax	(5.4)	(5.4)	(2.5)	(3.1)	10.9	(5.5)
Comprehensive income (loss)	296.7	297.8	137.8	(4.2)	(430.3)	297.8
Less: comprehensive income attributable to non-controlling interest	—	—	—	(1.1)	—	(1.1)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$296.7	$297.8	$137.8	$(5.3)	$(430.3)	$296.7

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$608.3	$115.8	$—	$724.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	122.7	50.6	—	173.5
Operating costs	—	42.5	250.0	59.8	—	352.3
General and administrative	0.2	42.7	33.0	9.9	—	85.8
Facility exit costs	—	—	0.9	—	—	0.9
Depreciation and amortization	—	0.6	40.5	4.2	—	45.3
Total expenses	0.2	86.0	447.1	124.5	—	657.8
Income (loss) from continuing operations	(0.2)	(86.0)	161.2	(8.7)	—	66.3
Interest income	—	—	0.1	0.2	—	0.3
Interest expense	(1.1)	(138.9)	(2.0)	(0.8)	—	(142.8)
Interest income (expense) - intercompany	(0.7)	0.2	0.1	0.4	—	—
Loss (gain) on extinguishment of debt	—	(6.9)	10.4	—	—	3.5
Other expense, net	—	—	(0.4)	—	—	(0.4)
Income (loss) from continuing operations before income taxes	(2.0)	(231.6)	169.4	(8.9)	—	(73.1)
Income tax benefit (provision)	—	(11.9)	41.9	(2.8)	—	27.2
Income (loss) from continuing operations, net of tax	(2.0)	(243.5)	211.3	(11.7)	—	(45.9)
Income (loss) from discontinued operations, net of tax	—	(31.9)	53.4	—	—	21.5
Equity in income (loss) of subsidiaries	(23.2)	252.2	(12.5)	—	(216.5)	—
Net income (loss)	(25.2)	(23.2)	252.2	(11.7)	(216.5)	(24.4)
Less: net income attributable to non- controlling interest	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$(25.2)	$(23.2)	$252.2	$(12.5)	$(216.5)	$(25.2)

Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Currency translation adjustment, net of tax	6.2	6.3	(1.8)	10.0	(14.4)	6.3
Comprehensive income (loss)	(19.0)	(16.9)	250.4	(1.7)	(230.9)	(18.1)
Less: comprehensive income attributable to non- controlling interest	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$(19.0)	$(16.9)	$250.4	$(2.6)	$(230.9)	$(19.0)

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$620.4	$121.6	$—	$742.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	0.2	149.2	51.4	—	200.8
Operating costs	—	43.9	206.6	67.9	—	318.4
General and administrative	0.2	64.2	37.7	7.0	—	109.1
Facility exit costs	—	—	1.1	—	—	1.1
Depreciation and amortization	—	1.0	47.5	6.8	—	55.3
Total expenses	0.2	109.3	442.1	133.1	—	684.7
Income (loss) from continuing operations	(0.2)	(109.3)	178.3	(11.5)	—	57.3
Interest income	—	—	0.4	0.1	—	0.5
Interest expense	(2.1)	(69.6)	(2.1)	(1.0)	—	(74.8)
Interest income (expense) - intercompany	(0.7)	(1.6)	1.8	0.5	—	—
Other income, net	—	—	0.1	—	—	0.1
Income (loss) from continuing operations before income taxes	(3.0)	(180.5)	178.5	(11.9)	—	(16.9)
Income tax benefit (provision)	—	(3.8)	3.5	(3.1)	—	(3.4)
Income (loss) from continuing operations, net of tax	(3.0)	(184.3)	182.0	(15.0)	—	(20.3)
Income (loss) from discontinued operations, net of tax	—	(31.6)	68.2	—	—	36.6
Equity in income (loss) of subsidiaries	18.7	234.6	(15.6)	—	(237.7)	—
Net income (loss)	15.7	18.7	234.6	(15.0)	(237.7)	16.3
Less: net income attributable to non-controlling interest	—	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Affinion Group Holdings, Inc.	$15.7	$18.7	$234.6	$(15.6)	$(237.7)	$15.7

Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Currency translation adjustment, net of tax	(9.5)	(9.5)	2.9	(1.4)	8.1	(9.4)
Comprehensive income (loss)	6.2	9.2	237.5	(16.4)	(229.6)	6.9
Less: comprehensive income attributable to non- controlling interest	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Affinion Group Holdings, Inc.	$6.2	$9.2	$237.5	$(17.1)	$(229.6)	$6.2

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$302.1	$303.2	$140.3	$(1.1)	$(441.2)	$303.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.9	41.1	6.9	—	48.9
Payment-in-kind interest	—	88.7	—	—	—	88.7
Amortization of debt discount, financing costs and carrying value adjustment	—	16.0	—	—	—	16.0
Provision for accounts receivable loss	—	—	0.7	0.2	—	0.9
Loss on extinguishment of debt	—	32.0	—	—	—	32.0
Gain on sale of business	—	(530.1)	57.0	—	—	(473.1)
Facility exit costs	—	—	3.9	0.4	—	4.3
Share-based compensation	—	1.7	—	—	—	1.7
Deferred income taxes	—	0.9	(2.7)	(1.2)	—	(3.0)
Equity in (income) loss of subsidiaries	(303.2)	(140.3)	2.3	—	441.2	—
Net change in assets and liabilities:
Receivables	—	(10.6)	34.7	5.5	—	29.6
Prepaid commissions	—	—	(1.6)	(4.0)	—	(5.6)
Other current assets	—	(18.1)	0.6	2.1	—	(15.4)
Other non-current assets	—	(2.7)	(20.6)	0.1	—	(23.2)
Accounts payable and accrued expenses	1.1	6.4	12.2	(7.4)	—	12.3
Deferred revenue	—	(0.1)	2.9	—	—	2.8
Income taxes receivable and payable	—	0.1	2.5	(3.7)	—	(1.1)
Other long-term liabilities	—	(2.9)	(1.0)	2.9	—	(1.0)
Other, net	—	(20.4)	67.6	(44.3)	—	2.9
Net cash provided by (used in) operating activities	—	(275.3)	339.9	(43.6)	—	21.0
Investing Activities
Capital expenditures	—	(2.6)	(28.0)	(1.5)	—	(32.1)
Acquisition related payments, net of cash acquired	—	(6.5)	—	0.8	—	(5.7)
Proceeds from sale of business, net of cash transferred	—	542.5	(25.2)	—	—	517.3
Intercompany receivables and payables	—	—	(304.7)	—	304.7	—
Net cash provided by (used in) investing activities	—	533.4	(357.9)	(0.7)	304.7	479.5
Financing Activities
Borrowings under revolving credit facility, net	—	45.0	—	—	—	45.0
Principal payments on borrowings	—	(506.7)	(0.4)	—	—	(507.1)
Financing costs	—	(0.3)	—	—	—	(0.3)
Dividend paid to non-controlling interest	—	—	—	(0.9)	—	(0.9)
Intercompany dividend	—	0.3	0.4	(0.7)	—	—
Intercompany receivables and payables	—	255.8	—	48.9	(304.7)	—
Intercompany loans	—	6.9	(1.9)	(5.0)	—	—
Net cash provided by (used in) financing activities	—	(199.0)	(1.9)	42.3	(304.7)	(463.3)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	(0.6)	(2.1)	—	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	59.1	(20.5)	(4.1)	—	34.5
Cash, cash equivalents and restricted cash, beginning of period	—	5.2	33.8	25.6	—	64.6
Cash, cash equivalents and restricted cash, end of period	$—	$64.3	$13.3	$21.5	$—	$99.1

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017
(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(25.2)	$(23.2)	$252.2	$(11.7)	$(216.5)	$(24.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.6	42.0	4.2	—	46.8
Payment-in-kind interest	—	41.7	—	—	—	41.7
Amortization of debt discount, financing costs and carrying value adjustment	—	3.1	(3.2)	—	—	(0.1)
Provision for accounts receivable loss	—	—	1.5	3.3	—	4.8
Loss (gain) on extinguishment of debt	—	6.9	(10.4)	—	—	(3.5)
Facility exit costs	—	—	1.4	—	—	1.4
Share-based compensation	—	2.5	—	—	—	2.5
Deferred income taxes	—	(2.1)	(20.0)	0.1	—	(22.0)
Equity in (income) loss of subsidiaries	23.2	(252.2)	12.5	—	216.5	—
Net change in assets and liabilities:
Receivables	—	(0.4)	(15.2)	(5.3)	—	(20.9)
Prepaid commissions	—	—	(0.6)	(5.2)	—	(5.8)
Other current assets	—	(12.5)	6.6	6.7	—	0.8
Other non-current assets	—	(0.4)	3.6	0.7	—	3.9
Accounts payable and accrued expenses	—	(6.0)	2.0	(6.8)	—	(10.8)
Deferred revenue	—	(0.1)	(5.2)	(0.1)	—	(5.4)
Income taxes receivable and payable	—	—	(0.2)	—	—	(0.2)
Other long-term liabilities	—	0.7	(1.4)	0.9	—	0.2
Other, net	—	(2.7)	1.0	(1.7)	—	(3.4)
Net cash provided by (used in) operating activities	(2.0)	(244.1)	266.6	(14.9)	—	5.6
Investing Activities
Capital expenditures	—	(0.4)	(36.8)	(0.9)	—	(38.1)
Acquisition related payments, net of cash acquired	—	—	—	(0.4)	—	(0.4)
Intercompany receivables and payables	—	(1.2)	(332.4)	—	333.6	—
Net cash provided by (used in) investing activities	—	(1.6)	(369.2)	(1.3)	333.6	(38.5)
Financing Activities
Proceeds from borrowings	—	1,539.6	—	—	—	1,539.6
Borrowings (repayments) under revolving credit facility, net	—	55.0	—	—	—	55.0
Principal payments on borrowings	(11.6)	(1,394.4)	(128.7)	—	—	(1,534.7)
Financing costs	—	(29.3)	—	—	—	(29.3)
Proceeds from issuance of warrants	0.5	—	—	—	—	0.5
Dividend paid to non-controlling interest	—	—	—	(0.7)	—	(0.7)
Intercompany receivables and payables	11.6	222.5	1.2	98.3	(333.6)	—
Intercompany loans	—	(151.8)	234.8	(83.0)	—	—
Intercompany dividends	—	0.3	0.7	(1.0)	—	—
Capital contribution to subsidiary	—	—	(5.9)	5.9	—	—
Net cash provided by (used in) financing activities	0.5	241.9	102.1	19.5	(333.6)	30.4
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(0.1)	1.4	2.0	—	3.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(1.5)	(3.9)	0.9	5.3	—	0.8
Cash, cash equivalents and restricted cash, beginning of period	1.5	9.1	32.9	20.3	—	63.8
Cash, cash equivalents and restricted cash, end of period	—	5.2	33.8	25.6	—	64.6
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(15.2)	—	—	(15.2)
Cash, cash equivalents and restricted cash, end of period	$—	$5.2	$18.6	$25.6	$—	$49.4

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$15.7	$18.7	$234.6	$(15.0)	$(237.7)	$16.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	0.4	49.5	6.8	—	56.7
Amortization of debt discount, financing costs and carrying value adjustment	—	(23.0)	(8.4)	—	—	(31.4)
Provision for accounts receivable loss	—	—	0.2	—	—	0.2
Facility exit costs	—	—	0.8	—	—	0.8
Share-based compensation	—	3.7	—	—	—	3.7
Deferred income taxes	—	0.4	2.7	(0.7)	—	2.4
Equity in (income) loss of subsidiaries	(18.7)	(234.6)	15.6	—	237.7	—
Net change in assets and liabilities:
Receivables	—	(0.7)	(25.9)	1.0	—	(25.6)
Prepaid commissions	—	—	3.6	0.1	—	3.7
Other current assets	—	8.5	5.7	(0.7)	—	13.5
Other non-current assets	—	0.2	(2.0)	1.2	—	(0.6)
Accounts payable and accrued expenses	2.5	(4.6)	4.3	(6.6)	—	(4.4)
Deferred revenue	—	(0.1)	(13.2)	(1.1)	—	(14.4)
Income taxes receivable and payable	—	(0.6)	0.1	0.2	—	(0.3)
Other long-term liabilities	—	4.9	(0.9)	(1.0)	—	3.0
Other, net	—	3.2	0.5	(1.6)	—	2.1
Net cash provided by (used in) operating activities	(0.5)	(223.6)	267.2	(17.4)	—	25.7
Investing Activities
Capital expenditures	—	(1.5)	(29.9)	(2.9)	—	(34.3)
Intercompany receivables and payables	(2.2)	—	(245.9)	—	248.1	—
Net cash provided by (used in) investing activities	(2.2)	(1.5)	(275.8)	(2.9)	248.1	(34.3)
Financing Activities
Principal payments on borrowings	—	(7.7)	(0.1)	—	—	(7.8)
Dividend paid to non-controlling interest	—	—	—	(0.5)	—	(0.5)
Intercompany receivables and payables	—	245.8	—	2.3	(248.1)	—
Intercompany loans	—	(34.6)	27.5	7.1	—	—
Intercompany dividends	—	—	0.5	(0.5)	—	—
Capital contribution to subsidiary	—	(0.3)	(13.9)	14.2	—	—
Net cash provided by (used in) financing activities	—	203.2	14.0	22.6	(248.1)	(8.3)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	(2.0)	(1.9)	—	(3.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.7)	(21.9)	3.4	0.4	—	(20.8)
Cash, cash equivalents and restricted cash, beginning of period	4.2	31.0	29.5	19.9	—	84.6
Cash, cash equivalents and restricted cash, end of period	1.5	9.1	32.9	20.3	—	63.8
Less: cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(16.7)	—	—	(16.7)
Cash, cash equivalents and restricted cash, end of period	$1.5	$9.1	$16.2	$20.3	$—	$47.1

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

22. SUBSEQUENT EVENTS

Liquidity and Capital Resources

On February 19, 2019, a cash interest payment of approximately $22.2 million was due under the Existing Credit Agreement. On February 26, 2019, Affinion entered into a forbearance agreement (the “First Forbearance Agreement”) with the requisite lenders under the Existing Credit Agreement in which such requisite lenders agreed to forbear from taking any action with respect to the failure of Affinion to pay interest on the loans as required under the Existing Credit Agreement on February 19, 2019, (the “Interest Payment Date”) that would otherwise constitute a default under the Existing Credit Agreement and constitute an event of default under Section 7.01(c) of the Existing Credit Agreement if not paid within five business days of the Interest Payment Date until the earlier of March 5, 2019 and the occurrence of a termination event under the First Forbearance Agreement.

On March 1, 2019, Affinion entered into a forbearance agreement (the “Second Forbearance Agreement”) in connection with the Support Agreement with the requisite lenders under the Existing Credit Agreement in which such requisite lenders agreed to forbear from taking any action with respect to the failure of Affinion to (i) pay interest on the loans as required under the Existing Credit Agreement on the Interest Payment Date that would otherwise constitute a default under the Existing Credit Agreement and constitute an event of default under Section 7.01(c) of the Existing Credit Agreement if not paid within five business days of the Interest Payment Date, (ii) deliver audited financial statements for the fiscal year ended December 31, 2018 that are not qualified in any material respect on or prior to the date that is 90 days after December 31, 2018 that would otherwise constitute a default and, if not remedied within 5 days after notice from the agent under the Existing Credit Agreement, would constitute an event of default and (iii) comply with the requirements of Section 5.13 of the Existing Credit Agreement that would otherwise constitute a default and, if not remedied within 30 days after notice from the agent under the Existing Credit Agreement, would constitute an event of default, in each case until June 3, 2019. On March 22, 2019, Affinion entered into an amendment to the Second Forbearance Agreement to add to the list of specified defaults and/or events of default under the Existing Credit Agreement with respect to which requisite lenders agree to forbear from taking any action until the earlier of June 3, 2019 and certain events of termination, the failure of Affinion to make any additional scheduled payments of interest and principal under the Existing Credit Agreement through June 3, 2019.

2019 Recapitalization

On March 4, 2019, noteholders of Affinion’s outstanding 2017 Notes, which collectively held, as of such date, approximately $647 million (95%) aggregate principal amount of the outstanding 2017 Notes (“Consenting Noteholders”), and the lenders holding approximately $904 million (96%) aggregate principal amount of the outstanding term loans and revolving loans under the Existing Credit Agreement (as defined below) (the “Consenting Lenders” and together, with the Consenting Noteholders and the Second Lien Commitment Parties, the “Consenting Stakeholders”) entered into an amended and restated support agreement (the “Support Agreement”) with Affinion Holdings, Affinion and certain other subsidiaries of the Company. Among other things, the Support Agreement contemplated (i) a private offer to exchange (the “2019 Exchange Offer”) outstanding 2017 Notes for shares of Affinion Holdings’ Class M common stock, par value $0.01 per share (“Class M Common Stock”), which shares of Class M Common Stock were converted immediately following the consummation of the 2019 Exchange Offer as a result of the Merger (as described below) into shares of common stock (“New Common Stock”), par value $0.000001 per share, of Affinion Holdings as the surviving entity, (ii) entry into the Amended Credit Agreement, (iii) a rights offering (the “2019 Rights Offering”) giving tendering holders of the 2017 Notes and certain holders of Existing Common Stock the right to purchase an aggregate principal amount of $300.0 million of Affinion’s new Senior PIK Notes due 2024 (the “New Notes”) for an aggregate cash purchase price of $300.0 million and (iv) the Second Lien Commitment Parties agreed to waive certain conditions and requirements under the Second Lien Commitment Letter and agreed to amend terms relating to the repayment of amounts outstanding under the Second Lien Facility and related fees, if funded, as set forth in the Support Agreement (collectively, the “2019 Recapitalization”). Pursuant to the Support Agreement, each of the Consenting Noteholders agreed to tender its 2017 Notes in the 2019 Exchange Offer in exchange for the Class M Common Stock, New Penny Warrants, as applicable, and the right to participate in its pro rata share of the 2019 Rights Offering.

On April 10, 2019, Affinion Holdings completed the 2019 Recapitalization. To the extent that the issuance of New Common Stock to any investor or group of investors (whether as a result of participation in the 2019 Exchange Offer, the 2019 Pre-Emptive Rights Offer or pursuant to the Investor Purchase Agreement (as defined below)) would require the consent of, or notice to, any governmental authority (including the U.K. Financial Conduct Authority), and such consent or notice has not been obtained or delivered prior to the settlement of the 2019 Exchange Offer, new penny warrants (“New Penny Warrants”) were issued in lieu of shares of New Common Stock. Pursuant to the 2019 Exchange Offer, approximately $670.8 million of the 2017 Notes were exchanged for 725,678 shares of New Common Stock and 10,522,940 New Penny Warrants. Upon closing of the 2019 Exchange Offer, there remained outstanding approximately $10.7 million aggregate principal amount of the 2017 Notes. Previously, on March 20, 2019, Affinion entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”) between Affinion and Wilmington Trust, National Association, as trustee, to the 2017 Notes Indenture. The Supplemental Indenture, which became operative on April 10, 2019, amended the 2017 Notes Indenture by (a) eliminating substantially all of the restrictive covenants, (b) making amendments to certain existing terms and (c) eliminating certain events of default and related provisions contained in the 2017 Notes Indenture.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As part of the 2019 Recapitalization, Affinion Holdings and Affinion jointly conducted the 2019 Rights Offering. The 2019 Rights Offering was for an aggregate principal amount of $300.0 million of New Notes. In connection with the 2019 Rights Offering, affiliates of Elliott Management Corporation (“Elliott”), Metro SPV LLC, an affiliate of ICG Strategic Equity Advisors LLC (“Metro SPV”), Mudrick Capital Management, LP (“Mudrick”), affiliates of Empyrean Capital Partners, L.P. (“Empyrean”) and Corbin Capital Partners, L.P. (collectively, in such capacity, the “Financing Parties”) entered into the amended and restated investor purchase agreement (the “Investor Purchase Agreement”) with Affinion Holdings and Affinion, whereby the Financing Parties (or affiliates of the Financing Parties) agreed to purchase from Affinion an aggregate principal amount of New Notes that were unpurchased in the 2019 Rights Offering. On the closing of the 2019 Exchange Offer, Affinion and Affinion Holdings paid the Financing Parties, in accordance with the terms of the Investor Purchase Agreement, a financing premium of (i) $57.0 million in aggregate principal amount of New Notes and (ii) New Common Stock equal to 12.5% of the outstanding New Common Stock, after giving effect to the 2019 Exchange Offer, the Merger, the 2019 Pre-Emptive Rights Offer and the payment of such financing premium (but before giving effect to any dilution from a new management incentive plan (the “New MIP”) and the New Investor Warrants (as defined below)). Pursuant to the 2019 Rights Offering and the Investor Purchase Agreement, Affinion received gross cash proceeds of $300.0 million in exchange for $300.0 million aggregate principal amount of New Notes, of which, together with $5.0 million previously held in escrow from the net proceeds of the ABG Sale, $153.0 million was used to pay accrued interest on our Term Loans (as defined within the Existing Credit Agreement) and to repay a portion of our Term Loans, $108.4 million was used to repay amounts outstanding under our Revolving Facility Loans (as defined within the Existing Credit Agreement) under the Existing Credit Agreement, including accrued interest, and $16.3 million was used to pay costs associated with the 2019 Recapitalization.

In connection with the consummation of the 2019 Recapitalization, on April 10, 2019, we entered into certain amendments to the Existing Credit Agreement to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement.

In connection with the 2019 Exchange Offer, on February 28, 2019, the holders of 66-2/3% of the issued and outstanding warrants (the “2017 Warrants”) to purchase common stock, par value $0.01 per share, of Affinion Holdings (the “Existing Common Stock”), issued pursuant to that certain Warrant Agreement, dated as of May 10, 2017, by and between Affinion Holdings and American Stock Transfer & Trust Company, LLC, as transfer agent (the “2017 Warrant Agreement”), consented to an amendment to the 2017 Warrant Agreement as a result of which the 2017 Warrants, if unexercised, were mandatorily cashlessly exercised immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger (as defined below). Certain Consenting Stakeholders exercised their warrants using full physical settlement, subject to, and effective immediately following, the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger. In addition, Metro SPV LLC exercised for cash its Limited Warrant effective immediately following the consummation of the 2019 Exchange Offer but immediately prior to the consummation of the Merger.

Immediately following the consummation of the 2019 Exchange Offer and the exercises of the 2017 Warrants and the Limited Warrant, AGHI Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Affinion Holdings (“Merger Sub”), merged with and into Affinion Holdings with Affinion Holdings as the surviving entity (the “Merger”). The Merger was approved by the board of directors and stockholders of each of Affinion Holdings and Merger Sub. As a result of the Merger, (i) each holder of Class C Common Stock, par value $0.01 per share, of Affinion Holdings or Class D Common Stock, par value $0.01 per share, of Affinion Holdings (the “Class C/D Common Stock”) received for each share of Class C/D Common Stock cash equal to $0.01 per share of Class C/D Common Stock held thereby, (ii) each holder of Existing Common Stock, including as a result of the exercise of 2017 Warrants and the Limited Warrant as described above, received for each share of Existing Common Stock 0.089809 New Investor Warrants to be issued by Affinion Holdings (the “New Investor Warrants”) and (iii) each holder of Class M Common Stock received for each share of Class M Common Stock one share of New Common Stock of the surviving entity. In connection with the issuance of the Class M Common Stock, the Company and its stockholders approved an amendment to Affinion Holdings’ Fourth Amended and Restated Certificate of Incorporation to create a new class of common stock, designated as “Class M Common Stock,” having par value $0.01 per share (the “Charter Amendment”) and Fourth Amended and Restated By-laws to make them consistent with the Charter Amendment.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Pursuant to the New Investor Warrant Agreement, dated as of April 10, 2019, by and between Affinion Holdings and American Stock Transfer & Trust Company, LLC, as warrant agent, each New Investor Warrant is exercisable for one share of New Common Stock at any time, subject to required regulatory approval and filings. In order to exercise its New Investor Warrant, a holder of New Investor Warrants will need to submit an exercise notice to Affinion Holdings, together with the exercise price equal of $67.12 per share. The New Investor Warrants will be immediately exercisable upon issuance at the option of the holders thereof, and will be mandatorily redeemable by Affinion Holdings on the fifth year anniversary of the initial issuance thereof, for $0.01 per share. New Investor Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority. The New Investor Warrants will not be entitled to participate in dividends on New Common Stock but instead will benefit from customary anti-dilution protections that result in an adjustment of the conversion price when and if dividends, distributions or stock buy-backs are effected. In addition to the anti-dilution adjustments to exercise price in the event of dividends and distributions declared and paid on New Common Stock, the New Investor Warrant has limited and customary anti-dilution adjustments for stock dividends, splits, reverse-splits, reclassifications, reorganizations and similar transformative transactions that alter, amend or modify the New Common Stock.

Upon exercise of New Investor Warrants, such holders will be required to execute joinders to the New Stockholders Agreement.

The consummation of the 2019 Recapitalization resulted in an “ownership change” for the Company pursuant to Section 382 of the Internal Revenue Code. This substantially limits our ability to use our pre-change net operating loss carryforwards (including those attributable to the 2005 Acquisition) and certain other pre-change tax attributes.

The Amended Credit Agreement

In connection with the consummation of the 2019 Recapitalization on April 10, 2019 (the “Closing Date”), Affinion entered into certain amendments to the Existing Credit Agreement (so amended, the “Amended Credit Agreement”) to (i) obtain an extension of the maturity of the Revolving Facility Commitments (as defined in the Existing Credit Agreement) and Term Loans (as defined in the Existing Credit Agreement) existing immediately prior to the consummation of the 2019 Recapitalization and (ii) modify certain other provisions in the Existing Credit Agreement. The Revolving Facility Lenders (as defined in the Existing Credit Agreement) and the Consenting Lenders agreed to extend the maturity of all Revolving Facility Loans (as defined in the Existing Credit Agreement) and such Consenting Lender’s outstanding Term Loans (so extended, the “2019 Term Loans”), as applicable, and consent to the proposed modifications with respect thereto in accordance with the terms and subject to the conditions set forth in the Fifth Amendment to the Existing Credit Agreement (the “Fifth Amendment”); upon the consummation of the 2019 Recapitalization, Term Loans held by Term Lenders (as defined in the Existing Credit Agreement) that did not agree to extend their Term Loans into 2019 Term Loans were deemed a separate tranche from the 2019 Term Loans (such Term Loans to be referred to as the “Non-Extended Term Loans”), and the Revolving Facility Commitments were reduced to $85.0 million.

The material terms of the Amended Credit Agreement are the following:

The Amended Credit Agreement provides for quarterly amortization payments of the 2019 Term Loans totaling (i) for the first 3 years following the Fifth Amendment Effective Date, 0% per annum, (ii) for the fourth year following the Fifth Amendment Effective Date, 1.0% per annum and (iii) for each year thereafter 2.5% per annum, in each case, payable quarterly, with the balance payable upon the final maturity date. The 2019 Term Loans mature on April 10, 2024. The Revolving Facility Commitments under the Amended Credit Agreement mature on April 10, 2023. The Non-Extended Term Loans continue to be subject to an amortization schedule consistent with that set forth in the Existing Credit Agreement.

In addition, the Amended Credit Agreement requires Affinion to prepay outstanding term loans with:

•

100% of the net cash proceeds of asset sales and dispositions in excess of an amount per transaction and in the aggregate per fiscal year, subject, to the ability to reinvest a portion of such net cash proceeds;

•	100% of the net cash proceeds from any insurance or condemnation event, subject to the ability to reinvest a portion of such net cash proceeds;
•	100% of the net cash proceeds from extraordinary and non-recurring cash receipts in excess of an amount per receipt;
•	50% of Affinion’s excess cash flow beginning with the fiscal year ending December 31, 2019; and
•	100% of the net cash proceeds received from issuances of debt, subject to certain exclusions including certain debt permitted to be incurred under the Amended Credit Agreement.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The terms of the Amended Credit Agreement allow Affinion to permanently reduce the revolving loan commitments at any time without premium or penalty, subject to the payment of customary LIBOR breakage costs, if any, and provided that the commitments may not be reduced below the aggregate outstanding amount of revolving loans and letters of credit. In addition, Affinion will be able to terminate the Amended Credit Agreement upon prior written notice, and, in some cases, be able to revoke such notice. Upon termination, Affinion will be required to repay all obligations outstanding under the Amended Credit Agreement and to satisfy all outstanding letter of credit obligations. Voluntary prepayments of 2019 Term Loans will be subject to (i) a make-whole premium for prepayments on or prior to the second anniversary of the Closing Date, and (ii) a prepayment premium of 103% of the principal amount prepaid after the second anniversary but on or prior to the third anniversary of the Closing Date. Voluntary prepayments of the Non-Extended Term Loans will continue to be subject to the premiums set forth in the Existing Credit Agreement.

The interest rates are based on, at Affinion’s option, with respect to (A) 2019 Term Loans, (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 5.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.00% (“ABR”), in each case plus 4.75% (of which, from the Closing Date through the third anniversary thereof, 1.75% may be paid in kind, thereafter through the fourth anniversary thereof, 1.25% may be paid in kind, and thereafter, 0.75% may be paid in kind), and (B) revolving loans under the Amended Credit Agreement (x) the higher of (i) adjusted LIBOR and (ii) 1.00%, in each case plus 4.00%, or (y) the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.00%, in each case plus 3.00%.  The interest rates for the Non-Extended Term Loans will continue to be the same as those set forth in the Existing Credit Agreement.

Additionally, if any amount payable under the Amended Credit Agreement is not paid when due, (i) all overdue amounts owing under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0% or at the ABR plus the applicable margin plus an additional 2.0% if no rate is otherwise applicable thereto and (ii) all other principal amounts outstanding under the Amended Credit Agreement will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%.

Affinion has the option of requesting that loans be made as LIBOR loans, converting any part of outstanding ABR loans (other than swingline loans) to LIBOR loans and converting any outstanding LIBOR loan to an ABR loan, subject to the payment of LIBOR breakage costs. With respect to LIBOR loans, interest will be payable in arrears at the end of each applicable interest period, but in any event at least every three (3) months. With respect to ABR loans, interest will be payable on the last business day of each fiscal quarter. In each case, calculations of interest are based on a 360-day year (or 365 or 366 days, as the case may be, in the case of loans based on the administrative agent’s prime ABR rate, and loans in any jurisdiction where the relevant interbank market practice is to use a 365 or 366 day year) and actual days elapsed.

Affinion’s obligations under the Amended Credit Agreement continue to be guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions, and certain existing and subsequently acquired foreign subsidiaries, subject to certain exceptions.

The Amended Credit Agreement continues to be secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which continue to consist of a perfected first-priority pledge of all Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a first-priority pledge of substantially all capital stock held by Affinion or any subsidiary guarantor (which pledge, with respect to stock of certain foreign subsidiaries, may be limited to 100% of the non-voting stock (if any) of such foreign subsidiaries and 65% of the voting stock of such foreign subsidiaries) and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions.

The Amended Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Amended Credit Agreement include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s and its restricted subsidiaries’ (and in certain cases, Affinion Holdings’) ability to:

•	declare dividends and make other distributions;
•	redeem or repurchase Affinion’s or such restricted subsidiary’s capital stock;
•	prepay, redeem or repurchase certain of Affinion’s or such restricted subsidiary’s junior indebtedness;
•	make loans or investments (including acquisitions);

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

•	incur additional indebtedness;
•	grant liens;
•	enter into sale-leaseback transactions;
•	modify the terms of subordinated debt (and certain senior unsecured debt);
•	enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends;
•	change Affinion’s or such restricted subsidiary’s business or the business of its subsidiaries;
•	merge or enter into acquisitions;
•	sell Affinion’s or such restricted subsidiary’s assets; and
•	enter into transactions with Affinion’s affiliates.

In addition, the Amended Credit Agreement requires Affinion to comply with a maximum Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) beginning with the fiscal quarter ending on September 30, 2020.

The events of default under the Amended Credit Agreement include, among others, nonpayment, material misrepresentations, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the Amended Credit Agreement) and cross-events of defaults and acceleration on material indebtedness. Upon the occurrence of an event of default and the acceleration of the outstanding term loans under the Amended Credit Agreement (including, without limitation, by way of automatic acceleration), the applicable prepayment premium that would have been due if the term loans were optionally prepaid at such time shall also become due and payable.

The New Notes

On April 10, 2019, Affinion issued $357.0 million aggregate principal amount of New Notes under a new indenture (the “New Notes Indenture”) by and among Affinion, the guarantors party thereto and GLAS Trust Company LLC, as trustee.

The New Notes are unsecured senior obligations of Affinion, as issuer, and each of Affinion Holdings’ and Affinion’s restricted subsidiaries that guarantee the Amended Credit Agreement (collectively, the “Guarantors”), as guarantors; provided that the obligations of any Guarantor that is organized in any jurisdiction other than the United States or the United Kingdom with respect to its guarantee is subordinated in right of payment to the prior payment in full in cash of all obligations under the Amended Credit Agreement (as amended, restated, amended and restated, supplemented, refinanced, replaced or otherwise modified). The New Notes will mature on October 10, 2024, at their principal amount, plus accrued and unpaid interest to, but not including, the maturity date.

Interest on the New Notes accrues at a rate per annum of 18.00%. Interest on the New Notes will be payable semi-annually in arrears on April 10 and October 10, commencing on October 10, 2019. The Company will make each interest payment to the holders of record of the New Notes on the March 26 or September 25 record date immediately preceding the related interest payment date. The New Notes will accrue interest from the most recent date to which interest has been paid or, if no interest has been paid, from and including October 10, 2024, and will be computed on the basis of a 360-day year comprised of twelve 30-day months. Interest will be payable on the New Notes by increasing the principal amount of each holder’s New Notes in the register by an amount equal to the amount of interest for the applicable interest period (rounded up to the nearest whole dollar) for such holder’s New Notes (the “PIK Payment”). Following an increase in the principal amount of New Notes as a result of a PIK Payment, such New Notes will bear interest on such increased principal amount from and after the interest payment date in respect of which such PIK Payment was made.

Affinion may redeem the New Notes, at its option, in whole at any time or in part from time to time, upon not less than 10 nor more than 60 days’ prior notice sent electronically or mailed by first-class mail to each holder’s registered address, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Subject to the terms of the Amended Credit Agreement, at any time, upon a Change of Control (as defined in the New Indenture), holders have the right to require Affinion to make an offer to purchase the holders’ New Notes, in each case at a purchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The New Indenture contains certain covenants that limit Affinion’s ability and the ability of its restricted subsidiaries to, among other things, (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock; (ii) pay dividends or make distributions; (iii) repurchase or redeem capital stock of Affinion or any parent of Affinion or subordinated indebtedness of Affinion or any restricted subsidiary of Affinion; (iv) make investments or acquisitions; (v) incur restrictions on the ability of certain of Affinion’s subsidiaries to pay dividends or to make other payments to Affinion; (vi) enter into transactions with affiliates; (vii) create liens; (viii) merge or consolidate with other companies or transfer all or substantially all of Affinion’s assets; and (ix) prepay, redeem or repurchase debt that is junior in right of payment to the New Notes.  In addition, the covenants restrict Affinion Holdings’ ability to engage in certain businesses or business activities. Affinion is also required to deliver financial statements of Affinion and its restricted subsidiaries.

The New Indenture also provides that if the Consolidated Net Leverage Ratio of Affinion on the maturity date of the New Notes is greater than or equal to 8.50 to 1.00, then, in lieu of Affinion making any required principal payment on the New Notes on such maturity date, the holders of a majority in aggregate principal amount of the New Notes outstanding may, with the consent of the Company elect to convert the then outstanding principal amount of the New Notes into New Common Stock, equal to a percentage of the fully diluted equity of the Company (calculated prior to dilution from the issuance of any New Common Stock, or securities convertible into New Common Stock, in each case issued under the New MIP), calculated by multiplying (A) 99.9999 by (B) (1) the aggregate outstanding principal amount of New Notes and any additional New Notes issued under the indenture (calculated after giving effect to any PIK Payments) as of such date divided by (2) the aggregate principal amount of New Notes and any additional New Notes issued under the indenture (including 18% PIK interest paid semi-annually on such New Notes and additional New Notes from the date of issuance thereof to the maturity date).

The Company is evaluating the accounting for the 2019 Recapitalization, including the treatment of debt issuance costs, for which there will be significant charges that impact future periods.

New Warrant Agreement; New Penny Warrants

In connection with the 2019 Exchange Offer and the Investor Purchase Agreement, on April 10, 2019, Affinion Holdings entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (the “New Warrant Agreement”), setting forth the terms of the New Penny Warrants to purchase shares of New Common Stock. Pursuant to the terms of the Warrant Agreement, the New Penny Warrants are immediately exercisable upon issuance and will have no stated expiration date. Each New Penny Warrant is exercisable for one share of New Common Stock at a price equal to $0.000001.

The New Penny Warrants contain customary provisions for the adjustment of the number of shares of New Common Stock issuable upon exercise in the event of the occurrence of any organic dilutive (or anti-dilutive) events, including, but not limited to, splits, combinations, stock dividends and similar transactions, as well as in the event of dividends or distributions in respect of New Common Stock to the extent that holders of New Penny Warrants are not permitted to participate on an as-exercised basis.

The New Penny Warrants will be immediately exercisable upon issuance and will have no stated expiration date. All of the New Penny Warrants will be mandatorily exercised no later than two business days after Elliott having received all regulatory approvals of, and submitted all required notices to, any governmental entity whose consent from, or notice to, is required for Elliott’s exercise of its New Penny Warrants. New Penny Warrants will not be exercisable if the recipient of the New Common Stock to be issued upon exercise has failed to obtain any required consents or waivers from, or failed to file any required notices with, any applicable governmental agency, including the U.K. Financial Conduct Authority.

AFFINION GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Holders of exercisable New Penny Warrants will be entitled to participate in dividends on an as-exercised basis. Holders of New Penny Warrants will not be entitled to any other rights of holders of New Common Stock until, and to the extent, they have validly exercised their New Penny Warrants. Upon exercise, such holders will be required to execute signature pages to the New Stockholders Agreement.

Neither the New Penny Warrants nor the New Common Stock issuable upon the exercise thereof were registered under the Securities Act or any state or foreign securities laws, but were instead issued in reliance upon exemptions from the registration requirements of the Securities Act. As a result, neither the New Penny Warrants nor the shares of New Common Stock issuable upon the exercise thereof may be offered or sold within the United States, or to, or for the account or benefit of, any United States person absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

New Registration Rights Agreement

On April 10, 2019, the Company and certain investors holding at least 7% of the New Common Stock on a fully diluted basis, including the Consenting Stakeholders, entered into the New Registration Rights Agreement, pursuant to which Affinion Holdings has granted the holders the right, under certain circumstances and subject to certain restrictions, to require Affinion Holdings to register under the Securities Act the shares of New Common Stock that are held or acquired by them, replacing the A&R Registration Rights Agreement that was terminated in connection with the Merger. The New Registration Rights Agreement is substantively similar to the A&R Registration Rights Agreement, except that there shall be no registration rights prior to an IPO.